Form 10-K
period 2012-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2013-03-13
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300-1177 West Hastings Street,
Vancouver, British Columbia, Canada, V6E 2K3	V6E 2K3
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Shares, no par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:  N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Based on the last sale price on the NYSE MKT of the registrant’s Common Shares on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) of $2.78 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $171,404,497.

As of March 11, 2013, the registrant had 98,068,638 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2013 Annual Meeting of Shareholders are incorporated by reference into this report.

CHANGE OF REPORTING STATUS

Effective January 1, 2013, International Tower Hill Mines Ltd. (“ITH” or the “Company”) ceased to be a “foreign private issuer” as defined in Rule 3b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and became subject to the rules and regulations under the Exchange Act applicable to U.S. domestic issuers. As a result, the Company is filing an Annual Report on Form 10-K beginning with the fiscal year ended December 31, 2012. Prior to December 31, 2012, the Company’s annual reports were filed on Form 40-F.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

The Company is a mineral exploration company engaged in the acquisition and exploration of mineral properties.  As used in this Annual Report, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves.

“Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures. Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

The term “mineralized material” as used in this Annual Report on Form 10-K, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC Industry Guide 7 standards. We cannot be certain that any part of the mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessments on the Company’s Livengood gold project are preliminary in nature and include “inferred mineral resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. There is no certainty that such inferred mineral resources at the Livengood gold project will ever be realized. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future.  Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved.  These forward looking statements may include, but are not limited to, statements concerning:

•                  the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;

•                  the potential for the expansion of the estimated resources at Livengood;

•                  the potential for a production decision concerning, and any production at, the Livengood Gold Project;

•                  the completion of a feasibility study for the Livengood Gold Project or otherwise;

•                  the potential for cost savings due to the high gravity gold concentration component of some of the Livengood mineralization;

•                  the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;

•                  the Company’s estimates of the quality and quantity of the resources at Livengood;

•                  the timing and cost of the planned future exploration programs at Livengood, and the timing of the receipt of results therefrom;

•                  the Company’s future cash requirements;

•                  general business and economic conditions, including changes in the price of gold and the overall value of the markets for public equity;

•                  the Company’s ability to meet its financial obligations as they come due, and to be able to raise the necessary funds to continue operations on acceptable terms, if at all; and

•                  the ability of the Company to continue to refine the project economics for the Livengood Gold Project.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions.  Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•                  the demand for, and level and volatility of the price of, gold;

•                  general business and economic conditions;

•                  government regulation and proposed legislation (and changes thereto or interpretations thereof);

•                  defects in title to other claims, or the ability to obtain surface rights, either of which could affect our property rights and claims;

•                  the timing of the receipt of regulatory and governmental approvals, permits and authorizations necessary to implement and carry on the Company’s planned exploration and potential development program at Livengood;

•                  conditions in the financial markets generally, including changes in the price of gold, the overall value of the markets for public equity, interest rates and currency rates;

•                  the Company’s ability to secure the necessary consulting, drilling and related services and supplies on favorable terms in connection with not only its ongoing exploration program at Livengood but also in connection with the completion of its feasibility study;

•                  the Company’s ability to attract and retain key staff, particularly in connection with the carrying out of a feasibility study and the development of any mine at Livengood;

•                  the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;

•                  the timing of the ability to commence and complete the planned work at Livengood;

•                  the anticipated terms of the consents, permits and authorizations necessary to carry out the planned exploration and development programs at Livengood and the Company’s ability to comply with such terms on a safe and cost-effective basis;

•                  the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;

•                  the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole;

•                  the continued development of and potential construction of any mine at the Livengood property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company; and

•                  the timetables for the completion of a feasibility study at Livengood.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.  This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements.  Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

The Company’s forward-looking statements contained in this Annual Report on Form 10-K are based on the beliefs, expectations and opinions of management as of the date of this report.  The Company does not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law.  For the reasons set forth above, investors should not attribute undue certainty to or place undue reliance on forward-looking statements.

GLOSSARY OF TERMS

The following is a glossary of certain terms used in this report.

“alteration”	Changes in the chemical or mineralogical composition of a rock, generally produced by weathering or hydrothermal solutions
“anomalous”	Departing from the expected or normal
“As”	Arsenic
“Au”	Gold
“basalt”	A dark coloured igneous rock, commonly extrusive — the fine grained equivalent of gabbro
“biotite”	A common rock forming mineral of the mica group
“Board”	The Board of Directors of ITH
“chert”	A hard, dense microcrystalline or cryptocrystalline sedimentary rock, consisting chiefly of interlocking crystals of quartz less than about 30 microns in diameter
“CIL”	Carbon in Leach
“clastic”

Pertaining to a rock or sediment composed principally of fragments derived from pre-existing rocks or minerals and transported some distance from their places of origin; also said of the texture of such a rock

“chip sample”	A series of small pieces of ore or rock taken at regular intervals across a vein or exposure
“cm”	Centimeters
“common shares”	The common shares without par value in the capital stock of ITH as the same are constituted on the date hereof
“conglomerate”

A coarse grained clastic sedimentary rock, composed of rounded to sub-angular fragments larger than 2mm in diameter set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica or hardened clay

“Corvus”	Corvus Gold Inc., a company subsisting under the laws of British Columbia which was spun off from the Company in August, 2010
“cutoff grade”	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate
“deformation”	A general term for the processes of folding, faulting, shearing, compression, or extension of rocks as a result of various earth forces
“deposit”

A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical and economic factors are resolved

“diamond drill”

A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock which is recovered in long cylindrical sections, an inch or more in diameter

“dip”	The angle that a stratum or any planar feature makes with the horizontal, measured perpendicular to the strike and in the vertical plane
“dike”	A tabular body of igneous rock that cuts across the structure of adjacent rocks or cuts massive rocks
“director”	A member of the Board of Directors of ITH
“disseminated”	Fine particles of mineral dispersed throughout the enclosing rock
“epigenetic”	Of or relating to a mineral deposit of origin later than that of the enclosing rocks
“g/t”	Grams per metric tonne
“gabbro”	A group of dark coloured, basic intrusive igneous rocks — the approximate intrusive equivalent of basalt

“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“heap leaching”

A method of recovering minerals from ore whereby crushed rock is stacked on a non-porous liner and an appropriate chemical solution is sprayed on the top of the pile (the “heap”) and allowed to percolate down through the crushed rock, dissolving the desired minerals(s) as it does so. The chemical solution is then collected from the base of the heap and is treated to remove the dissolved mineral(s)

“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“ITH”	International Tower Hill Mines Ltd., a company subsisting under the laws of British Columbia
“intrusion”	The process of the emplacement of magma in pre-existing rock, magmatic activity. Also, the igneous rock mass so formed
“intrusive”	Of or pertaining to intrusion, both the process and the rock so formed
“km”	Kilometers
“lode”	A vein of metal ore in the earth.
“m”	Meters
“mm”	Millimeters
“mafic”	Said of an igneous rock composed chiefly of dark, ferromagnesian minerals, also, said of those minerals
“magma”	Naturally occurring molten rock material, generated within the earth and capable of intrusion and extrusion, from which igneous rocks have been derived through solidification and related processes
“magmatic”	Of, or pertaining to, or derived from, magma
“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
“mineral reserve”

The economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined and processed

“mineral resource”

Under NI 43-101, “mineral resource” means a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge. The term “mineral resource” covers mineralization and natural material of intrinsic economic interest which has been identified and estimated through exploration and sampling and within which mineral reserves may subsequently be defined by the consideration and application of technical, economic, legal, environmental, socio-economic and governmental factors. The phrase “reasonable prospects for economic extraction” implies a judgement by a qualified person (as that term is defined in NI 43-101) in respect of the technical and economic factors likely to influence the prospect of economic extraction. A mineral resource is an inventory of mineralization that, under realistically assumed and justifiable technical and economic conditions, might become economically extractable

“mineralization”	The concentration of metals and their chemical compounds within a body of rock

“NI 43-101”	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
“NSR”	Net smelter return
“NYSE MKT”	NYSE MKT (formerly, the American Stock Exchange)
“ophiolite”

An assemblage of mafic and ultramafic igneous rocks ranging from spilite and basalt to gabbro and peridotite, and always derived from them by later metamorphism, whose origin is associated with an early phase of the development of a geosyncline

“RC”	A method of drilling whereby rock cuttings generated by the drill bit are flushed up from the bit face to the surface through the drill rods by air or drilling fluids for collection and analysis
“Sb”	Antimony
“sedimentary”

Pertaining to or containing sediment (typically, solid fragmental material transported and deposited by wind, water or ice that forms in layers in loose unconsolidated form), or formed by its deposition

“sill”	A tabular igneous intrusion that parallels the planar structure of the surrounding rock
“strike”	The direction taken by a structural surface
“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“tectonic”	Pertaining to the forces involved in, or the resulting structures of, tectonics
“tectonics”	A branch of geology dealing with the broad architecture of the outer part of the earth, that is, the major structural or deformational features and their relations, origin and historical evolution
“TSX”	Toronto Stock Exchange
“ultramafic”	Said of an igneous rock composed chiefly of mafic minerals
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheetlike form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
“volcaniclastic”	Pertaining to a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we”, “us”, “our”, “ITH”, “International Tower Hill”, the “Company” or the “Corporation” refer to International Tower Hill Mines Ltd. and its subsidiaries.

CURRENCY

References to C$ refer to Canadian currency and $ or US$ to United States currency.

PART I

ITEM 1. BUSINESS

Overview

ITH is a mineral exploration company engaged in the acquisition and exploration of mineral properties.  The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the “Livengood Gold Project”.  The Company is in the exploration stage as its property has not yet began preparation for extraction of a deposit or reached commercial production.  All work presently planned by the Company is directed at defining mineralization at the Livengood Gold Project and increasing understanding of the characteristics of, and economics of, that mineralization. While the Company has outlined estimated mineral resources at the Livengood Gold Project, there are no mineral reserves on the Livengood Gold Project.  A more complete description of the Livengood Gold Project is set forth in Part I, Item 2, Properties, of this Annual Report on Form 10-K.

Since 2006, the Company has focused primarily on the acquisition and exploration of mineral properties in Alaska and Nevada by acquiring through staking, purchase, lease or option (primarily from AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold”) in a transaction which closed on August 4, 2006) interests in a number of mineral properties in Alaska (Livengood, Terra, LMS, BMP, Chisna, Coffee Dome, West Tanana, Gilles, West Pogo, Caribou, Blackshell and South Estelle) and Nevada (North Bullfrog and Painted Hills) that it believes have the potential to host large precious or base metal deposits.  Some of these, such as the Painted Hills, Gilles, West Tanana, Caribou and Blackshell properties, were, in light of disappointing exploration results, dropped or returned to the respective optionors or lessors, and the associated costs written off while others, such as the South Estelle property, have been sold.  Since early 2008, the Company’s primary focus has been the exploration and advancement of its Livengood Gold Project in Alaska and the majority of its resources have been directed to that end.  To this end, in August 2010, ITH undertook a corporate spin-out arrangement transaction whereby all of its mineral property interests other than the Livengood property were transferred to Corvus and Corvus was spun out as an independent and separate public company.  Following the completion of that transaction, the sole mineral property held by the Company is the Livengood Gold Project.  Since the completion of such transaction, the Company has focused exclusively on the ongoing exploration and potential development of the Livengood Gold Project.

The head office and principal business address of ITH is located at Suite 2300 — 1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3, and its registered and records office is located at 1300 — 777 Dunsmuir Street, Vancouver, BC  V6B 1N3.

Recent Developments

Livengood Gold Project Developments

During the year ended December 31, 2012 and to the date of this report, the Company advanced its Livengood Gold Project in Alaska with the continuation of activities in support of a feasibility study (“FS” or “Feasibility Study”).  Completed FS work included advancement of metallurgical test programs; geotechnical, condemnation, infrastructure, hydraulic gradient, borrow source, and large diameter well drill programs; analyzing results thereof; and the advancement of engineering and environmental studies.

Highlights of activities during and subsequent to the year ended December 31, 2012 include:

•                                          Environmental baseline data collection for the Livengood Gold Project permitting activities continued, including data collection for groundwater; rock characterization; geohydrology; surface water and hydrology; meteorology; wetlands and vegetation; aquatic studies; wildlife and habitat; cultural resources; and large-scale field testing of material geochemical characteristics.

•                                          In January 2012, two major contracts were awarded: process engineering services and geotechnical infrastructure engineering services for the FS.  Feasibility level work commenced in February 2012.

•                                          In March 2012, results of the 2011 drill program validated the resource estimate used in the August 25, 2011 NI43-101 technical report on the Livengood Gold Project.

•                                          Between February 25 and April 15, 2012, completion of a 47-hole, 1,936-metre chilled brine geotechnical drilling program.

•                                          In May 2012 the Company commenced multi-faceted field drill programs consisting of condemnation and geotechnical drilling at Livengood.  These programs entail more than 70 holes and approximately 5,000 meters of drilling, utilizing core, sonic, and auger methods.

•                                          Between May 1 and June 30, 2012, completion of a 4-hole, 1,378-metre pit slope stability geotechnical drilling program.

•                                          In June 2012, the Company determined that the most efficient and cost-effective path to permitting the Livengood Gold Project is to incorporate results from current engineering and metallurgical test work directly into a definitive feasibility study.

•                                          In June 2012, the Company implemented a cost rationalization program to focus on field work necessary to support the completion of a feasibility study and the environmental work needed to keep its permitting schedule on track. The Company postponed its district-wide exploration program and reduced its condemnation drill program.

•                                          Between July 1, 2012 and October 21, 2012, 2,536 meters were drilled in 26 holes for hydraulic gradient and infrastructure; 1,292 meters were drilled in 7 holes for condemnation.  In addition 2,695 meters were drilled in 73 holes for the geotechnical and borrow source program, and 1,031 meters were drilled in 7 holes for large diameter wells for pump tests.

•                                          During the third quarter of 2012, the Company closed a two stage non-brokered private placement financing consisting of 11,384,719 common shares of the Company at an average price of $2.60 per common share for gross proceeds of approximately $29.8 million.  The proceeds of the offering will be used to complete the feasibility study as well as general corporate purposes.

•                                          On September 19, 2012, Donald C. Ewigleben was appointed President and Chief Executive Officer of the Company.  Mr. Ewigleben has served as the Chairman of the Board since November 2011 and was involved during the early stages of Livengood’s exploration and development in the 1990’s.  He also has extensive experience on various mining projects in Alaska over his 35 year career in the resource sector.

•                                          The development team made significant advancements on project design which are being driven by an extensive metallurgical test program.  Metallurgical studies have determined that the gold recovery for the four key rock types that comprise the majority of the Livengood Gold resource will range between 77% and 88%.  Based on this successful test program and related engineering tradeoff studies, the Company has determined that a gravity circuit followed by a whole ore CIL circuit will be the mill flow sheet developed in the Feasibility Study.

Other Developments

In December 2011, the Company completed two acquisitions in connection with the Livengood Gold Project. The first acquisition consisted of the exercise of an existing lease buyout option with respect to certain mining claims leased by the Company, thereby giving the Company a 100% ownership interest. The second acquisition was of certain placer mining claims and related rights in the vicinity of the Livengood Gold Project, and included all of the shares of Livengood Placers, Inc. (which corporation holds some of the subject placer mining claims). This land was previously vacant or used for placer gold mining. The acquisitions enable the Company to pursue additional site facility locations and to investigate other land use opportunities including the potential for placer gold extraction.

Regulatory, Environmental and Social Matters

All of the Company’s currently proposed exploration is under the jurisdiction of the State of Alaska.  In Alaska, low impact, initial stage surface exploration such as stream sediment, soil and rock chip sampling do not require any permits.  The State of Alaska requires an APMA (Alaska Placer Mining Application) exploration permit for all substantial surface disturbances such as trenching, road building and drilling.  These permits are also reviewed by related state and federal agencies that can comment and require specific changes to the proposed work plans to minimize impacts on the environment.  The permitting process for significant disturbances generally requires 30 days for processing and all work must be bonded.  The Company currently has all necessary permits with respect to its exploration activities in Alaska.  Although the Company has never had an issue with the timely processing of APMA permits there can be no assurances that delays in permit approval will not occur.

Currently, there are no federal or state environmental regulations that impact the Company because it is still in the exploration stage.  Reclamation work, that is, work done to restore the property to its original state, is minimal because the Company’s current operations have virtually no environmental impact.  The Company’s required remedial environmental reclamation work typically consists of slashing underbrush so that wildlife movement is not hampered and basic re-seeding operations.

ITH has created a Health, Occupational Safety & Environmental Committee, which has adopted a formal, written charter.  As set out in its charter, the overall purpose of the Health, Occupational Safety & Environmental Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the Company’s continuing commitment to improving the environment and ensuring that activities are carried out and facilities are operated and maintained in a safe and environmentally sound manner that reflects the ideals and principles of sustainable development. The primary function of the Health, Occupational Safety & Environmental Committee is to monitor, review and provide oversight with respect to the Company’s policies, standards, accountabilities and programs relative to health, safety, community relations and environmental-related matters. The Health, Occupational Safety & Environmental Committee also advises the Board and makes recommendations for the Board’s consideration regarding health, safety, community relations and environmental-related issues.

Although not set out in a specific policy, the Company strives to be a positive influence in the local communities where its mineral projects are located, not only by contributing to the welfare of such communities through donations of money and supplies, as appropriate, but also through hiring, when appropriate, local workers to assist in ongoing exploration programs.  The Company considers that building and maintaining strong relationships with such communities is fundamental to its ability to continue to operate in such regions and to assist in the eventual development (if any) of mining operations in such regions, and it attaches considerable importance to commencing and fostering them from the beginning of its involvement in any particular area.

Corporate Structure

ITH was incorporated under the Company Act (British Columbia) under the name “Ashnola Mining Company Ltd.” on May 26, 1978.  ITH’s name was changed to “Tower Hill Mines Ltd.” on June 1, 1988, and subsequently changed to “International Tower Hill Mines Ltd.” on March 15, 1991.  ITH has been transitioned under, and is now governed by, the Business Corporations Act (British Columbia) (the “BCBCA”).  On October 11, 2005, ITH filed a transition application under the BCBCA, reflecting the adoption by the shareholders, on October 29, 2004, of a new form of Articles to govern the affairs of ITH in substitution for the original articles adopted under the old Company Act (B.C.) and reflecting the increased flexibility available to companies under the BCBCA.  On November 15, 2005, the shareholders resolved to amend the Articles to increase the authorized capital from 20,000,000 common shares without par value to 500,000,000 common shares without par value.  A Notice of Articles in respect of such increase was filed on April 20, 2006, at which time such increase in authorized capital became effective.

ITH has three material subsidiaries:

Tower Hill Mines, Inc. (“TH Alaska”), a corporation incorporated in Alaska on June 27, 2006, which holds most of the Company’s Alaskan properties and is 100% owned by ITH;

Tower Hill Mines (US) LLC, a limited liability company formed in Colorado on June 27, 2006, which carries on the Company’s administrative and personnel functions and is wholly owned by TH Alaska; and

Livengood Placers, Inc., a corporation incorporated in Nevada on June 11, 1998, which holds certain Alaskan properties and is 100% owned by TH Alaska.

The following corporate chart sets forth all of ITH’s material subsidiaries:

Segment and Geographical Information

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties.  The Company’s long-lived assets are geographically distributed as shown in the following table. The Company did not have revenues from external customers in any of the periods shown below.

	December 31, 2012	December 31, 2011	May 31, 2011	May 31, 2010
Canada:	$14,317	$22,880	$21,961	$12,787
United States:	55,248,961	53,147,972	5,457,840	4,986,622
Total:	$55,263,278	$53,170,852	$5,479,801	$4,999,409

Competition

ITH is an exploration stage company.  The Company competes with other mineral resource exploration and development companies for financing, technical expertise and the acquisition of mineral properties.  Many of the companies with whom the Company competes have greater financial and technical resources.  Accordingly, these competitors may be able to spend greater amounts on the acquisition, exploration and development of mineral properties.  This competition could adversely impact the Company’s ability to finance further exploration and to achieve the financing necessary for the Company to develop its mineral properties.

Availability of Raw Materials and Skilled Employees

All aspects of the Company’s business require specialized skills and knowledge.  Such skills and knowledge include the areas of geology, drilling, logistical planning, preparation of feasibility studies, permitting, construction and operation of a mine, financing and accounting.  Since commencing its current operations in mid-2006, the Company has found that it can locate and retain appropriate employees and consultants and believes it will continue to be able to do so.

All of the raw materials the Company requires to carry on its business are readily available through normal supply or business contracting channels in Canada and the United States.  Since commencing operations at the Livengood Gold Project in mid-2006, the Company has been able to secure the appropriate personnel, equipment and supplies required to conduct its contemplated programs.  While it has experienced difficulty in procuring some equipment, such as drill equipment or services, experienced drillers and timely assay laboratory services in previous years, the recent overall slowdown in the mineral exploration business has resulted in more equipment and services being made available on a timely basis.  As a result, the Company does not believe that it will experience any shortages of required personnel, equipment or supplies in the foreseeable future.

Employees

As of December 31, 2012, the Company had 18 full-time employees.  The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering and corporate governance.

Seasonality

As the Company’s mineral exploration activity takes place in Alaska, its business is seasonal.  Due to the northern climate, exploration work on the Livengood Gold Project can be limited due to excessive snow cover and cold temperatures.  In general, surface sampling work is limited to May through September and surface drilling from March through November, although some locations afford opportunities for year-round exploration operations and others, such as road-accessible wetland areas, may only be explored while frozen in the winter.

Available Information

ITH maintains an internet website at www.ithmines.com. The Company makes available, free of charge, through the Investor section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC and its Annual Information Form, press releases and material change reports and other reports filed on the System for Electronic Document Analysis and Retrieval (SEDAR). The Company’s SEC filings are available from the SEC’s internet website at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically. These reports, proxy statements and other information may also be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The Company’s SEDAR filings are available from SEDAR’s internet website at www.sedar.com under the Company’s profile. The contents of these websites are not incorporated into this report and the references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common shares. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of, or that we currently believe are immaterial, may also adversely affect our business, operating results and financial condition. We cannot assure you that we will successfully address these risks or that other unknown risks exist that may affect our business.

Risks Related to Our Business

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses and have had no revenue from operations since inception, and we expect to continue to incur losses in the future. For the fiscal year ended December 31, 2012, our net loss was $56.6 million. Our accumulated deficit at December 31, 2012 was $208.6 million. At December 31, 2012, we had $30.2 million in cash and cash equivalents. Our working capital position was $27.7 million. We have not commenced commercial production on our Livengood Gold Project and we have no other mineral properties. We have no revenues from operations, and we anticipate we will have no operating revenues and will continue to incur operating losses until such time as we place the Livengood Gold Project into production and such project generates sufficient revenues to fund continuing operations. Our Livengood Gold Project is currently in the exploration stage. Our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at our Livengood Gold Project.

We are an exploration stage company and have no history producing metals from our properties. Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products or metals and our Livengood Gold Project is not currently producing. There can be no assurance that the Livengood Gold Project will be successfully placed into production, produce minerals in commercial quantities or otherwise generate operating earnings. Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting requirements and construction of the mine, processing plants, roads and related works and infrastructure. We will continue to incur losses until our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. The Company does not presently have sufficient financial resources or a source of operating cash flow to undertake by itself to complete the permitting process and, if a production decision is made, the construction of a mine at Livengood. The completion of the permitting process, and any construction of a mine at Livengood following the making of a production decision, will therefore depend upon the Company’s ability to obtain financing through the sale of its equity securities, enter into a joint venture relationship, secure significant debt financing or find alternative means of financing. There is no assurance that the Company will be successful in obtaining the required financing on favorable terms, or at all. Even if the results of exploration are encouraging, the Company may not be able to obtain sufficient financing to conduct the further exploration that may be necessary to determine whether or not a commercially mineable deposit exists.

Our ability to obtain additional financing in the future will depend upon a number of factors, including prevailing capital market conditions, the status of the national and worldwide economy, our business performance and the price of gold and other precious metals. Capital markets worldwide have been adversely affected by substantial losses by financial institutions, caused by investments in asset-backed securities. At present, it is impossible to determine what amount of additional funds, if any, may be required. Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our interests in the Livengood Gold Project.

Our growth depends on the exploration, permitting, development and operation of our Livengood Gold Project, which is our only project.

Our only property at this time is our Livengood Gold Project, which is in the exploration stage. Our continued viability is based on successfully implementing our strategy, including completion of a definitive feasibility study, permitting and construction of a mine and processing facilities in an expected timeframe. The deterioration or destruction of any part of our property may significantly hinder our ability to maintain a sustainable or profitable business.

Our Livengood Gold Project is in the exploration stage and we have not yet identified, and may never identify, commercially viable reserves that would generate revenues.

We are considered an exploration stage company and will continue to be until we identify commercially viable reserves on our properties and develop our properties. We have no producing properties and have never generated any revenue from our operations. Our Livengood Gold Project is in the exploration stage and while it has identified estimated measured, inferred and indicated resources it does not contain any known reserves and we have not confirmed that a commercially viable mineral deposit exists on the project. The majority of exploration projects do not result in the discovery of commercially mineable deposits of ore. Further exploration and substantial expenditures are required to establish ore reserves through drilling and metallurgical and other testing techniques, determine metal content and metallurgical recovery processes to extract metal from the ore, and construct, renovate or expand mining and processing facilities. No assurance can be given that any level of recovery of ore reserves will be realized or that any identified mineral deposit will ever qualify as a commercial mineable ore body which can be legally and economically exploited. If we are not able to identify commercially viable mineral deposits or profitably extract minerals from such deposits, our business would be materially adversely affected and our investors could lose all or a substantial portion of their investment.

Resource exploration is a highly speculative business, and certain inherent exploration risks could have a negative effect on our business.

Our long-term success depends on our ability to identify mineral deposits on the Livengood Gold Project and other properties we may acquire, if any, that can then be developed into commercially viable mining operations. Resource exploration is a highly speculative business and involves a high degree of risk, including, among other things, unprofitable efforts resulting both from the failure to discover mineral deposits and from finding mineral deposits which, though present, are insufficient in size and grade at the then prevailing market conditions to return a profit from production. Substantial expenditures are required to establish proven and probable mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operations or that funds required for development can be obtained on a timely basis. The marketability of minerals which may be acquired or discovered by the Company will be affected by numerous factors beyond the control of the Company and which cannot be accurately predicted. These factors include market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

Mineral resource estimates are based on interpretation and assumptions and could be inaccurate or yield less mineral production under actual conditions than is currently estimated. Any material changes in these estimates will affect the economic viability of placing a property into production.

The mineral resource estimates included in this report are estimates only and no assurance can be given that any particular level of recovery of minerals will in fact be realized or that an identified reserve or resource will ever qualify as a commercially mineable (or viable) deposit which can be legally and economically exploited. The estimating of mineral resources and mineral reserves is a subjective process and the accuracy of mineral resource and mineral reserve estimates is a function of the quantity and quality of available data, the accuracy of statistical computations, and the assumptions used and judgments made in interpreting available engineering and geological information. There is significant uncertainty in any mineral resource or mineral reserve estimate and the actual deposits encountered and the economic viability of a deposit may differ materially from the Company’s estimates. In addition, the grade of mineralization ultimately mined may differ from that indicated by drilling results and such differences could be material. Because we have not completed a definitive feasibility study on the Livengood Gold Project and have not commenced actual production, mineralization estimates, including mineral resource estimates, for the Livengood Gold Project may require adjustments or downward revisions.

Until ore is actually mined and processed, mineral resources, mineral reserves and grades of mineralization must be considered as estimates only. The grade of ore ultimately mined, if any, may differ from that indicated by any pre-

feasibility or definitive feasibility studies and drill results. There can be no assurance that minerals recovered in small scale laboratory tests will be duplicated in large scale tests under on-site conditions or in production scale operations. Extended declines in market prices for gold may render portions of our mineral resources uneconomic and result in reduced reported mineralization or adversely affect the commercial viability determinations reached by us. Material changes in estimates of mineralization, grades, stripping ratios, recovery rates or of our ability to extract such mineralization may affect the economic viability of projects and the value of our Livengood Gold Project. The estimated resources described in this report should not be interpreted as assurances of mine life or of the profitability of future operations. Estimated mineral resources and mineral reserves may have to be re-estimated based on changes in applicable commodity prices, further exploration or development activity or actual production experience. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence mineral resource or mineral reserve estimates. Market price fluctuations for gold, silver or base metals, increased production costs or reduced recovery rates or other factors may render any particular reserves uneconomical or unprofitable to develop at a particular site or sites. A reduction in estimated reserves could require material write downs in investment in the affected mining property and increased amortization, reclamation and closure charges. Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability.

There are differences in U.S. and Canadian practices for reporting reserves and resources.

Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred mineral resources, which are generally not permitted in disclosure filed with the SEC by U.S. issuers. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. U.S. investors are cautioned not to assume that all or any part of measured, indicated or inferred mineral resources will ever be converted into reserves.

Further, “inferred mineral resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in place, tonnage and grade without reference to unit measures.

Accordingly, information concerning descriptions of mineralization, reserves and resources contained in this report, or in the documents incorporated herein by reference, may not be comparable to information made public by other U.S. companies subject to the reporting and disclosure requirements of the SEC.

Increased costs could affect our ability to bring our projects into production and once in production, our financial condition and ability to be profitable.

Management anticipates that costs at the Livengood Gold Project will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production less profitable or not profitable at all. A material increase in costs could also impact our ability to maintain operations and have a significant effect on the Company’s profitability.

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties.

Even if commercial quantities of mineral deposits are discovered by the Company, there is no guarantee that a profitable market will exist for the sale of the metals produced, if any. The Company’s long-term viability and profitability, the value of the Company’s properties, the market price of its common shares and the Company’s ability to raise funding to conduct continued exploration and development, if warranted, depend, in large part, upon the market price of gold. The decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold may prevent the Company’s property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold prices.

The price of gold has experienced significant movement over short periods of time, and is affected by numerous factors beyond the control of the Company, including economic and political conditions, expectations of inflation, currency exchange fluctuations, interest rates, global or regional demand, sale or purchase of gold by various central banks and financial institutions, speculative activities and increased production due to improved mining and production methods. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. There can be no assurance that the price of gold will be such that any such deposits can be mined at a profit.

The volatility in gold prices is illustrated by the following table, which presents the high, low and average fixed price in U.S. dollars for an ounce of gold, based on the London Bullion Market Association P.M. fix, over the past five years:

	High	Low	Average
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
January 1, 2013 to March 11, 2013	$1,694	$1,574	$1,640

Our results of operations could be affected by currency fluctuations.

The Livengood Gold Project is located in the United States with most costs associated with the project paid in U.S. dollars and the Company maintains its accounts in Canadian and U.S. dollars, making it subject to foreign currency fluctuations. There can be significant swings in the exchange rate between the U.S. and Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies. Such fluctuations may cause losses due to adverse foreign currency fluctuations and materially affect the Company’s financial position and results.

Resource exploration, development and production involves a high degree of risk and we do not maintain insurance with respect to certain of these risks, which exposes us to significant risk of loss.

Resource exploration, development and production involves a high degree of risk. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

•                  economically insufficient mineralized material;

•                  fluctuation in exploration, development and production costs;

•                  labor disputes;

•                  unanticipated variations in grade and other geologic problems;

•                  water conditions;

•                  difficult surface or underground conditions;

•                  mechanical and equipment failure;

•                  failure of pit walls or dams;

•                  environmental hazards;

•                  industrial accidents;

•                  metallurgical and other processing problems;

•                  unusual or unexpected rock formations,

•                  personal injury, cave-ins, landslides, flooding, fire, explosions, and rock-bursts;

•                  metal losses;

•                  power outages;

•                  periodic interruptions due to inclement or hazardous weather conditions; and

•                  decrease in the value of mineralized material due to lower gold prices.

These risks could result in damage to, or destruction of, mineral properties, facilities or other property, personal injury, environmental damage, delays in operations, increased cost of operations, monetary losses and possible legal liability. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that the Company will be able to obtain insurance to cover all of these risks at economically feasible premiums or at all. The Company may elect not to insure where premium costs are disproportionate to the Company’s perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration and production activities, if warranted. Should events such as these that are not covered by insurance arise, they could reduce or eliminate our assets and shareholder equity as well as result in increased costs and a decline in the value of our assets or common shares.

We may not be able to obtain all required permits and licenses to place any of our properties into production.

The current and future operations of the Company require licenses and permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and mining operations at its projects, on reasonable terms or at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Delays in obtaining, or a failure to obtain, any such licenses and permits, or a failure to comply with the terms of any such licenses and permits that the Company does obtain, could delay or prevent production of the Livengood Gold Project and have a material adverse effect on the Company.

Title to our Livengood Gold Project may be subject to defects in title or other claims, which could affect our property rights and claims.

There are risks that title to our Livengood Gold Project may be challenged or impugned. Our Livengood Gold Project is located in the state of Alaska and may be subject to prior unrecorded agreements or transfers or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of our Livengood Gold Project which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the our properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

Some of the mining claims at the Livengood Gold Project are federal or Alaska State “unpatented” mining claims. There is a risk that a portion of such unpatented mining claims could be determined to be invalid, in which case the Company could lose the right to mine any minerals contained within those mining claims. Unpatented mining claims are created and maintained in accordance with the applicable US federal and Alaska state mining laws. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests due to the validity of unpatented mining claims often being uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the provisions of the U.S. General Mining

Law of 1872 (the “Mining Law”). Unpatented mining claims are always subject to possible challenges of third parties or validity contests by the United States federal government or the Alaska State government, as applicable. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. Title to the unpatented mining claims may also be affected by undetected defects such as unregistered agreements or transfers and there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims. The Company has not obtained full title opinions for the majority of its mineral properties. Not all the mineral properties in which the Company has an interest have been surveyed, and their actual extent and location may be in doubt. Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

The leases and agreements pursuant to which the Company has interests, or the right to acquire interests, in a significant portion of the Livengood Gold Project provide that the Company must make a series of cash payments over certain time periods and/or expend certain minimum amounts on the exploration of the properties. Failure by the Company to make such payments or make such expenditures in a timely fashion may result in the Company losing its interest in such properties. There can be no assurance that the Company will have, or be able to obtain, the necessary financial resources to be able to maintain all of its property agreements in good standing, or to be able to comply with all of its obligations thereunder, which could result in the Company forfeiting its interest in one or more of its mineral properties.

The Company may not have and may not be able to obtain surface or access rights to all or a portion of the Livengood Gold Project.

Although the Company acquires the rights to some or all of the minerals in the ground subject to the mineral tenures that it acquires, or has a right to acquire, in most cases it does not thereby acquire any rights to, or ownership of, the surface to the areas covered by its mineral tenures. In such cases, applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities, however, the enforcement of such rights through the courts can be costly and time consuming. It is necessary to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to access the surface and carry on mining activities, the Company will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase such surface rights, and therefore it may be unable to carry out planned exploration or mining activities. In addition, in circumstances where such access is denied, or no agreement can be reached, the Company may need to rely on the assistance of local officials or the courts in such jurisdiction the outcomes of which cannot be predicted with any certainty. The inability of the Company to secure surface access or purchase required surface rights could materially and adversely affect the timing, cost or overall ability of the Company to develop any mineral deposits it may locate.

Our properties and operations may be subject to litigation or other claims.

From time to time our properties or operations may be subject to disputes which may result in litigation or other legal claims. We may be required to assert or defend against these claims which will divert resources and management time from operations. The costs of these claims or adverse filings may have a material effect on our business and results of operations.

We are subject to significant governmental regulations, which affect our operations and costs of conducting our business.

Any exploration activities carried on by the Company are, and any future development or mining operations we may conduct will be, subject to extensive laws and regulations governing various matters, including:

•                  mineral concession acquisition, exploration, development, mining and production;

•                  management of natural resources;

•                  exports, price controls, taxes and fees;

•                  labor standards on occupational health and safety, including mine safety;

•                  post-closure reclamation;

•                  environmental standards, waste disposal, toxic substances, explosives, land use and environmental protection;

•                  dealings with indigenous peoples and historic and cultural preservation; and

•                  other matters.

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Failure to comply with applicable laws, regulations and permits may result in civil or criminal fines or penalties, enforcement actions thereunder, including the forfeiture of claims, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions, any of which could result in the Company incurring significant expenditures. The Company may also be required to compensate those suffering loss or damage by reason of our mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

It is also possible that future laws and regulations, or more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspension of the Company’s operations and delays in the exploration and development of the Company’s property.

Legislation has been proposed that would significantly affect the mining industry and our business.

In recent years, members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law. If adopted, such legislation, among other things, could eliminate or greatly limit the right to a mineral patent, impose federal royalties on mineral production from unpatented mining claims located on United States federal lands (which includes certain of the mining claims at Livengood), result in the denial of permits to mine after the expenditure of significant funds for exploration and development, reduce estimates of mineral reserves and reduce the amount of future exploration and development activity on United States federal lands, all of which could have a material and adverse effect on the Company’s ability to operate and its cash flow, results of operations and financial condition.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

The activities of the Company are subject to environmental regulations in the jurisdictions in which we operate. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations.  Certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in our current and planned operations and future activities and reduce the profitability of operations. It is possible that future changes in these laws or regulations could have a significant adverse impact on our Livengood Gold Project or some portion of our business, causing us to re-evaluate those activities at that time.

Examples of current U.S. federal laws which may affect our current operations and may impact future business and operations include, but are not limited to, the following:

The Comprehensive Environmental, Response, Compensation, and Liability Act (CERCLA), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (RCRA), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act, as amended, restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring and/or control requirements under the Clean Air Act and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the regulations.

The National Environmental Policy Act (NEPA) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (EIS). The U.S. Environmental Protection Agency (EPA), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. We are required to undertake the NEPA process for the Livengood Gold Project permitting. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project or the ability to construct or operate the Livengood Gold Project or other properties entirely.

The Clean Water Act (CWA), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (SDWA) and the Underground Injection Control (UIC) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations and/or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our venture partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Land reclamation requirements for our properties may be burdensome and expensive.

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance.

Reclamation may include requirements to:

•                  control dispersion of potentially deleterious effluents;

•                  treat ground and surface water to drinking water standards; and

•                  reasonably re-establish pre-disturbance land forms and vegetation.

In order to carry out reclamation obligations imposed on us in connection with the potential development activities at the Livengood Gold Project, we must allocate financial resources that might otherwise be spent on further exploration and development programs. We plan to set up a provision for reclamation obligations on the Livengood Gold Project, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

The mining industry is intensely competitive, and we have limited financial and personnel resources with which to compete.

The Company’s business of the acquisition, exploration and development, if warranted, of mineral properties is intensely competitive. The Company may be at a competitive disadvantage in acquiring additional mining properties because it must compete with other individuals and companies, many of which may have greater financial resources, operational experience and technical capabilities than the Company. The Company may also encounter increasing competition from other mining companies in efforts to hire experienced mining professionals. Increased competition could adversely affect the Company’s ability to attract necessary capital funding, acquire suitable producing properties or prospects for mineral exploration in the future, or attract or retain key personnel or outside technical resources.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our exploration and, if warranted, development and mining operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

We are dependent on key personnel and the absence of any of these individuals could adversely affect our business. We may experience difficulty attracting and retaining qualified personnel.

Our success is largely dependent on the performance and abilities of our directors, officers, employees and management and on our ability to attract and retain additional key personnel in exploration, mine development, sales, marketing, technical support and finance. In addition, the Company has relied and may continue to rely upon consultants and others for operating expertise. There is no assurance that we can maintain the services of our directors, officers, employees or other qualified personnel required to operate our business. The loss of the services of these persons could have a material adverse effect on our business and prospects. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance of such success. The number of persons skilled in the acquisition, exploration and development mineral properties is limited and competition for such persons is intense. If we are not successful in attracting and retaining qualified personnel, our ability to develop our properties could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. We do not maintain “key man” life insurance policies on any of our officers or employees.

Canadian investors may not be able to enforce their civil liabilities against us.

It may be difficult to bring and enforce suits against us. As substantially all of the assets of the Company and its subsidiaries are located outside of Canada, and certain of the directors and officers of the Company are resident outside of Canada, it may be difficult or impossible to enforce judgments granted by a court in Canada against the assets of the Company or the directors and officers of the Company residing outside of Canada. A shareholder should not assume that the courts of the U.S. (i) would enforce judgments of Canadian courts obtained in actions against us or such persons predicated upon the civil liability provisions of the Canadian securities laws or other laws of Canada, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon Canadian securities laws or other laws of Canada.

Risks Related to Our Common Shares

Our share price may be volatile and as a result you could lose all or part of your investment.

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. It may be anticipated that any quoted market for the common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2012, the price of our common shares on the TSX ranged from a low of C$1.85 to a high of C$5.61, and on the NYSE MKT ranged from a low of $1.91 to a high of $5.62. There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, you may be unable to resell your shares at a desired price.

Future sales of our securities in the public or private markets will dilute our current shareholders and could adversely affect the trading price of our common shares and our ability to continue to raise funds in new stock offerings.

It is likely that the Company will sell common shares or securities exercisable or convertible into common shares in the future. The Company may issue securities on less than favorable terms to raise sufficient capital to fund its business plan. Any transaction involving the issuance of equity securities or securities convertible into common shares would result in dilution, possibly substantial, to present and prospective holders of common shares, could adversely affect the trading prices of our common shares, and could impair our ability to raise capital through future offerings of securities.

We have never paid dividends on our common shares.

We have not paid dividends on our common shares to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop the Livengood Gold Project and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NYSE MKT, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from operating activities to compliance activities.

We likely constituted a “passive foreign investment company” during the fiscal year ended December 31, 2012, which may result in adverse U.S. federal income tax consequences to U.S. Holders.

We believe that we were a “passive foreign investment company” (a “PFIC”) for U.S. federal income tax purposes during the fiscal year ended December 31, 2012, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years.  The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year and accordingly no assurances can be given regarding the Company’s PFIC status for the current year or any future year.  If ITH is a PFIC at any time during a U.S. Holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. Holder’s acquisition, ownership, and disposition of common shares.  For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

LIVENGOOD GOLD PROJECT, Alaska

The Company currently holds, or has rights to acquire, ownership or leasehold interests in a group of adjacent mineral properties in Alaska which are collectively referred to as the “Livengood Gold Project.” The Livengood Gold Project is located approximately 115 km (71 miles) by road northwest of Fairbanks, Alaska and approximately 65 km (40 miles) north of the boundary of the Fairbanks North Star Borough as shown in Figure 1 below. The project lies within the Tolovana Mining District in the northern part of the Tintina Gold Belt. The Company’s primary focus is to continue to advance the Livengood Gold Project with the objective of assessing its viability for commercial gold mining.

The Company is in the exploration stage and does not mine, produce or sell any mineral products at this time.  While the Livengood Gold Project has estimated mineral resources, it does not at this time have any known or identified mineral reserves. There can be no assurance that a commercially viable mineral deposit, or reserve, exists on the project until appropriate exploratory and engineering work are done and a comprehensive evaluation based on such work concludes legal and economic feasibility.

In August, 2011, the Company reported an updated resource estimate for the Livengood Gold Project pursuant to its “August 2011 Summary Report on the Livengood Gold Project, Tolovana District, Alaska” dated August 25, 2011 (the “Livengood Report”), which updated its Preliminary Economic Assessment dated November 2010. The Livengood Report is preliminary in nature, and based on forward looking technical and economic assumptions which are being evaluated in the Feasibility Study, which is currently underway.

The Company relies upon consultants and contractors to carry on many of its activities and, in particular, to carry out drilling programs at the Livengood Gold Project and in connection with the preparation of its Feasibility Study on the project.  However, as ITH expands its activities, it may choose to hire additional employees rather than relying on consultants.

Figure 1: Location of the Livengood Gold Project

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Livengood Gold Project is located approximately 115 km (71 miles) by road northwest of Fairbanks, Alaska in the Tolovana Mining District within the Tintina Gold Belt. The project area is centered on Money Knob, a local topographic high point. This feature and the adjoining ridgelines are the probable lode gold source for the Livengood placer deposits which lie in the adjacent valleys which have been actively mined since 1914 and have produced more than 500,000 ounces of gold.

The Livengood Gold Project straddles and is accessed via the Elliot Highway, a paved, all weather road linking the north slope oil fields at Prudhoe Bay to central and southern Alaska through Fairbanks. At present there are no full time residents in the former mining town of Livengood.  A number of unpaved roads have been developed in the area providing excellent access. A 427-meter (1400-foot) runway is located 6 km (3.7 miles) to the southwest near the former Alyeska Pipeline Company Livengood Camp and is suitable for light aircraft. The Livengood Gold Project is also adjacent to the Alyeska Pipeline corridor, which transports crude oil from Prudhoe Bay south.  This corridor contains a fiber optic communications cable utilized at the Livengood Gold Project.

Topography at the site is eroded hills and valleys with a general elevation difference of 200m (656 feet). The valleys generally contain active streams draining into the Tolovana River system to the west.

The site is approximately 65 km (40 miles) south of the Arctic Circle, and has a subarctic climate with long, cold winters and short, warm summers. Annual precipitation is approximately 40 cm (16 inches). Average low temperatures in winter are -21° to -28° Celsius (-6° to -18° Fahrenheit), with records reaching as low as -55° Celsius (-67° Fahrenheit).  Exploration work on the Livengood Gold Project can be limited due to excessive snow cover and cold temperatures. In general, surface sampling work is limited to May through September and surface drilling from March through November.  Road-accessible wetland areas may only be explored while frozen in the winter.  Work to date on the site has been limited to exploration and geotechnical drilling and environmental baseline activities.  The company does not have any plant or equipment at the site, relying on contractors to perform the work.

The nearest community to Livengood Gold Project is the village of Minto, a town with a population of 200 located approximately 65 km (40 miles) southwest by road.  The Fairbanks metropolitan area has a population of approximately 98,000 people, and comprises the regional center with hospitals, government offices, businesses and the University of Alaska, Fairbanks. The city is linked to southern Alaska along a north-south transportation and utility corridor that includes two paved highways, a railroad to tide water, an interlinked electrical grid, and communications infrastructure. Fairbanks has a regional airport serviced daily by up to three major airlines.

In preliminary, nonbinding discussions, the local utility in Fairbanks (Golden Valley Electrical Association) has indicated that 80-100 Megawatts of power could be available to the Livengood Gold Project. Livengood would be connected to the local grid by building a 82 km (50 miles) 230- kVA line along the pipeline corridor. Environmental baseline studies required for the electrical line construction started in 2011.

The Feasibility Study is currently developing site layout plans for the infrastructure required at the Livengood Gold Project. This includes evaluating mine shops; process, water and tailing management facilities; power; access roads; administration offices; and camp facilities.

Livengood Gold Project Lands

The Livengood Gold Project covers approximately 20,200 hectares (49,920 acres), all of which is controlled by the Company through its wholly-owned subsidiary, Tower Hill Mines, Inc. The Livengood Gold Project is comprised of multiple land parcels: 100% owned patented mining claims, 100% owned State of Alaska mining claims, 100% owned federal unpatented placer claims; land leased from the Alaska Mental Health Trust (“AMHT”); land leased from holders of state and federal patented and unpatented mining and placer claims, and undivided interests in patented mining claims.  The property and claims controlled through ownership, leases or agreements are summarized below.

100% owned patented mining claims

•                  U.S Mineral Survey 2447, located on lower Livengood Creek, subject to the December 2011 land purchase agreement described below and further subject to an agreement to allow Larry Nelson as agent for Heflinger to operate a placer mine on MS 2477 through December 31, 2014.

•                  U.S. Mineral Survey 1956, located on lower Gertrude Creek, subject to a reserved royalty of 5% of gross value held by Key Trust Company on behalf of the Luther Hess Trust, and further subject to an agreement to allow Mammoth Mining LLC to operate a placer mine on MS 1956 and F61249, F61256, F61257, and F61259 on lower Livengood Creek through

December 31, 2015.

•                  With respect to portions of U.S. Mineral Survey 1626, located on lower Amy Creek:

100% of No. 2 Above Discovery Any Creek,

100% of No. 3 Above Discovery Amy Creek, and

100% of Up Grade Association Bench

100% owned State of Alaska mining claims

•                  169 state claims acquired by purchase.

•                  157 state claims acquired by location.

100% owned federal unpatented placer claims

•                  29 federal unpatented placer claims, subject to the December 2011 land purchase agreement described below.

100% owned Livengood Placers, Inc., a private Nevada corporation that is 100% owned by TH Alaska.  Livengood Placers, Inc. is the record owner of the following:

•                  29 patented claims, subject to the December 2011 land purchase agreement described below.

•                  108 federal unpatented placer claims, subject to the December 2011 land purchase agreement described below.

•                  24 State of Alaska mining claims, subject to the December 2011 land purchase agreement described below.

Leased property

•                  Alaska Mental Health Trust Lease.  A lease of the AMHT mineral rights having an initial term of three years commencing July l, 2004, subject to two extensions of three years each and subject to further extension beyond June 30, 2013 by payment of a flat annual fee of 125% of the last rate paid for advance minimum royalties and diligent pursuit of development.  The lease requires work expenditures of $10/acre/year in years 1 to 3, $20/acre/year in years 4 to 6 and $30/acre/year in years 7 to 9 and advance minimum royalties of $5/acre/year in years 1 to 3, $15/acre/year in years 4 to 6, $25/acre/year in years 7 to 9, and 125% of the year 9 payment in subsequent years (all of which advance minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to AMHT with respect to the lands subject to this lease.  In addition, an NSR production royalty of l% is payable to AMHT with respect to the unpatented federal mining claims subject to the Hudson/Geraghty lease described below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to AMHT with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. pursuant to the December 2011 land purchase agreement described below.  As of December 31, 2012, there were 9,970 acres included in the AMHT lease.

•                  Hudson/Geraghty Lease.  A lease of 20 federal unpatented federal lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $50,000 on or before each anniversary date, (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors.  The Company may purchase 1% of the royalty for $1,000,000.

•                  Griffin Lease.  A lease of one patented lode claim having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid.  The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of 3% is payable to the lessors.  The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.

•                  Tucker Lease.  A lease of two unpatented federal lode mining claims and four federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $15,000 on or before each anniversary date, (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties).  An NSR production royalty of 2% is payable to the lessor.  The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.

Patented claims (undivided interests less than 100%)

•                  An undivided 83.33% interest in that certain patented placer mining claim known as the “Kinney Bench” claim, included within U.S. Mineral Survey No. 1626  on lower Amy Creek.

•                  An undivided 2/9th interest in that certain patented placer mining claim known as the “Union Bench Association” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•                  An undivided 1/6th interest in that certain patented placer mining claim known as the “Bessie Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•                  An undivided 1/3rd interest in those certain patented placer mining claims known as the “War Association” claim; the “Mutual Association” claim; and the “O.K. Fraction” claim, all included within U.S. Mineral Survey No. 2033 on lower Amy Creek.

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment of $35/claim to be paid to the state (by November 30th of each year), for the first five years, $70 per year for the second five years, and $170 per year thereafter. These rental rates are multiplied by 4 for each 160 acre claim.  As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year.  In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year.  Excess work can be carried forward for up to four years.  If the rental is paid and the work requirements are met, the claims can be held indefinitely.  The work completed by the Company during the 2012 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through

September 1, 2016 on all State of Alaska mining claims.

Holders of State of Alaska mining claims are also required to pay a production royalty on all revenue received from minerals produced on state land during each calendar year.  The production royalty rate is 3% of net income.

Holders of federal unpatented mining claims are required to pay an annual rental of $140 per 20 acres.

All of the foregoing agreements are in good standing and are transferable. The Company has taken reasonable steps to verify title to mineral properties in which it has an interest.  Except for the patented claims, none of the properties have been surveyed.

Holders of Federal and Alaska State unpatented mining claims have the right to use the land or water included within mining claims only when necessary for mineral prospecting, development, extraction, or basic processing, or for storage of mining equipment.  However, the exercise of such rights is subject to the appropriate permits being obtained.

December 2011 Land Purchase Agreement

In December 2011, the Company completed a transaction to acquire certain mining claims and related rights in the vicinity of the Livengood Gold Project.  This acquisition included both mining claims and all of the shares of LPI.  These assets were purchased for aggregate consideration of $36,600,000 allocated between cash consideration of $13,500,000 and a derivative liability of $23,100,000.  The derivative liability is a contingent payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition.  The derivative liability (payable in December 2016) will equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce. If the Average Gold Price is less than $720, there will be no additional contingent payment.  The subject ground was previously vacant or was used for placer gold mining.

No placer mineral reserves or mineral resources have been established on the ground subject to this agreement. However, records exist for 2,370 placer drill holes that have been completed on the subject ground between 1933 and 2011.  Of these, the 945 holes completed between 1933 and 1984 were primarily 6” churn drill holes.  The 1,425 drill holes completed between 1984 and 2000 were 8” RC rotary drill holes utilizing a center return tri-cone bit.  All lands controlled by the Company, including the lands acquired pursuant to this agreement, are being evaluated as appropriate for integration into the Feasibility Study for the Livengood Gold Project.

Geology and Mineralization

Rocks at the Livengood Gold Project are part of the Livengood Terrane, an east—west belt, approximately 240 km (149 miles) long, consisting of tectonically interleaved assemblages of various ages. These assemblages include the Amy Creek Assemblage, a sequence of latest Proterozoic and/or early Paleozoic basalt, mudstone, chert, dolomite, and limestone. An early Cambrian ophiolite sequence of mafic and ultramafic sea floor rocks was thrust over the Amy Creek Assemblage and was, in turn, overthrust by a sequence of Devonian shale, siltstone, conglomerate, volcanic, and volcaniclastic rocks, which are the dominant host to the mineralization currently under exploration at the Livengood Gold Project. The Devonian assemblage was overthrust by a second klippe of Cambrian ophiolite rocks. All of these rocks are intruded by Cretaceous multiphase monzonitic and syenitic dikes and sills. Gold mineralization is spatially and temporally associated with these intrusive rocks.

Gold mineralization occurs in association with disseminated arsenopyrite and pyrite in volcanic, sedimentary, and intrusive rocks, and in quartz veins cutting the more competent lithologies, primarily volcanic rocks, sandstones, and, to a lesser degree, ultramafic rocks. Three principal stages of alteration are currently recognized, an early biotite stage, followed by albite-quartz, and a late sericite-quartz assemblage. Carbonate appears to have been introduced with and subsequent to these stages. Arsenopyrite and pyrite were introduced primarily during the albite-quartz and sericite-quartz stages. Gold correlates strongly with arsenic and occurs primarily within and on the margins of arsenopyrite and pyrite.

Mineralization is interpreted as intrusion-related, consistent with other gold deposits of the Tintina Gold Belt, and has a similar As-Sb geochemical association. Mineralization is controlled partly by lithologic units, but thrust-fold architecture was key to providing pathways for intrusive and associated hydrothermal fluids.

Local fault and contact limits to mineralization have been identified, but overall the deposit has not been closed off in any direction. The current resource and area drilled covers the most significant portion of the area with anomalous gold in surface soil samples, but still represents only about 25% of the total gold-anomalous area.

Among deposits of the Tintina Gold Belt, mineralization at the Livengood Gold Project is most similar to the dike and sill-hosted mineralization at the Donlin Creek deposit, where gold occurs in narrow quartz veins associated with dikes and sills of similar composition. The age of the intrusions and the genetic link between the mineralization and intrusive rocks are typical of those of other nearby gold deposits of the Tintina Gold Belt, which have been characterized as intrusion-related gold systems and for these reasons the Livengood Gold Project is best classified with them.

History and Exploration

Gold was first discovered in the gravels of Livengood Creek in 1914. Subsequently, over 500,000 ounces of placer gold were produced and the small town of Livengood was established. From 1914 through the 1970’s, the primary focus of prospecting activity was placer deposits. Historically, prospectors considered Money Knob and the associated ridgeline the source of the placer gold. Prospecting, in the form of dozer trenches, was carried out for lode type mineralization in the vicinity of Money Knob primarily in the 1950’s. However, to date no significant production has been derived from lode gold sources.

The geology and mineral potential of the Livengood District have been investigated by state and federal agencies and explored by several companies over the past 40-plus years. Modern mapping and sampling investigations were initially carried out by the U.S. Geological Survey in 1967 as part of a heavy metal assessment program. Mapping completed in the course of this program recognized the essential rock relations, thrust faulting, and mineralization associated with Devonian clastic rocks, the thrust system and intrusive rocks. Since then, the Livengood placer deposits and the surrounding geology have featured in numerous investigations and mapping programs at various scales by the U.S. Geological Survey and the Alaska State Division of Geological and Geophysical Surveys.

In addition to individuals prospecting the area, since the 1970’s several mining companies, including Homestake, AMAX, Placer Dome, Cambior and AngloGold, have investigated the potential for lode gold mineralization beneath the Livengood placers and on the adjacent hillsides, including at Money Knob. Placer Dome’s work appears to have been the most extensive, but it was focused largely on the northern flank of Money Knob and the valley of Livengood Creek.

The most recent round of exploration of the Money Knob area began when AngloGold acquired the property in 2003 and undertook an 8-hole reverse circulation (RC) program on the Hudson-Geraghty lease. The results from this program were encouraging and were followed up with an expanded soil geochemical survey which identified gold-anomalous zones over Money Knob and to the east. Based on the results of this and prior (Cambior) soil surveys, 4 diamond core holes were drilled in late 2004. Results from these two AngloGold drill programs were deemed favorable but no further work was executed due to financial constraints and a shift in corporate strategy.

The Company acquired the Livengood Gold Project in 2006 from AngloGold and has advanced the soil sampling coverage, undertook to drill surface geochemical anomalies and conducted drilling campaigns on the Livengood Gold Project since that time.

In 2006, the Company conducted a 1227m, seven-hole program and continued to demonstrate the presence of mineralization over a broader area. The 2007 campaign consisted of 15 diamond drill holes for a total of 4,411m. These holes focused on extending and defining the volcanic-hosted mineralization first recognized by AngloGold in 2003. However, as drilling progressed, it became clear that although mineralization is strongest in the volcanic rocks, it occurs in all rock types at Money Knob.

Based on favorable results in 2007, the 2008 program consisted of 29,150m of RC and 2,187m core drilling in 109 and 9 holes, respectively. The drill program was designed to improve definition and expand the resource calculated early in 2008 based on 2007 drill data. The 2008 drill program did not identify limits to mineralization in any direction. Instead, a thicker mineralized zone (up to 200m) was identified. In addition, this campaign highlighted the fact that mineralization occurs in all rock types, not just in Devonian volcanic rocks, indicating potential more widespread mineralization than envisioned prior to the 2008 drill program.

In 2009, the Company completed 12 diamond drill holes totaling 4,572 meters and 195 RC holes totaling 59,757 meters.  Six of the diamond drill holes were drilled across the NNW-trending Core Zone in order to better understand the structural controls and to test the depth continuity of the mineralization. This drilling confirmed that the Core Zone is the locus of a swarm of 0.2 - 1.0m thick southerly dipping dikes. In addition, a number of larger (+10m thick) steeply dipping NNW-trending dikes were observed suggesting that ENE extension may have occurred at about the time of dike magmatism.  The RC holes were primarily targeted at grid infill drilling to improve resource estimation of the Core Zone and a step-out program that led to discovery and delineation of the Sunshine and Tower Zones.

In 2010, the Company completed 40 diamond drill holes totaling 13,631 meters and 198 RC holes totaling 56,550 meters.  These holes filled in between the Core and Sunshine Zones, expanded the SW Zone and infilled to 50 meter spacing in the Core and Sunshine Zones.

Nearly all drill holes at Money Knob have been drilled in a northerly direction at an inclination of -50 degrees (RC) and -60 degrees (core) in order to best intercept the south dipping structures and mineralized zones as close to perpendicular as possible. A few holes have been drilled in other directions to test other features and aspects of mineralization. Most exploration holes have been spaced at 75m apart along lines 75m apart, subsequent infill drilling in the center of 75m squares brings the nominal drill spacing to 50m for a significant portion of the deposit. Core is recovered using triple tube techniques to ensure good recovery (>95%) and confidence in core orientation. RC holes are bored and cased for the upper 0-30m to prevent down hole contamination and to help keep the hole open for ease of drilling at greater depths.

In 2011, the Company continued with resource definition drilling, completing 26,163 meters of RC drilling and 11,468 meters of diamond drilling. Two areas of the deposit, the Core and Sunshine crosses, were selected for 15-meter-spaced reverse circulation (RC) in-fill drilling on crosses with north-south and east-west legs 150 meters in length.  A third area, Area 50 in the Sunshine Zone, measuring 195 meters by 240 meters, was drilled on a 37.5-meter grid with alternating core and RC drilling.  Two resources were generated for each volume using ordinary kriging on samples composited to 10-meter lengths: the first including those portions of the 50-meter grid drilling within the volume; and a second using both the grid and close-spaced drilling within the same volume. On average, the effect of the increased drilling density on tonnage, grade, and contained ounces of gold was less than 1%  and confirmed the integrity of the resource estimate reported in the Livengood Report.  In 2011, the Company broadened the scope of the field program to include 2,240 meters of exploration drilling outside the resource area, as well as 8,932 meters of geotechnical drilling and 1,192 meters of large diameter groundwater test wells.

In May 2012, the Company commenced an 18-hole program of condemnation drilling to either sterilize or establish the presence of significant mineralization in the area surrounding the Money Knob deposit. The purpose of the condemnation drilling program was to determine appropriate areas for infrastructure development. Additionally, four of these holes are also being used for hydrological studies. The program was completed in July with 3,065m in 19 holes.

Also in May 2012, the Company commenced multi-faceted drill programs consisting of hydraulic gradient, infrastructure, borrow source identification, and large-diameter wells for pump tests. The hydraulic gradient and infrastructure drilling consisted of 5,826m in 49 holes utilizing core drilling. The geotechnical and borrow source information was obtained from 2,695m drilled in 73 holes, utilizing core, sonic, and auger drilling methods. Seven large diameter wells have been drilled for a total of 1,031m.

The drill program from February through October 2012 totaled 15,731m in 199 holes.

Sample Preparation, Analyses and Security

The Company samples all holes from surface to total depth, using defined procedures. For RC samples, pulverized material is passed through a cyclone to separate solids from drilling fluids, then over a spinning conical splitter. The splitter is set to collect two identical splits of sample weighing 2-5 kg (4.4-11.0 pounds) each. Representative coarse material is collected and saved in chip trays for geological description. Samples are put in pre-numbered, bar-coded bags by the drill site crew. One sample is submitted for analysis, and one sample is kept for reference. Samples are secured on site, and transported to a sample preparation facility operated by ALS Chemex in Fairbanks.

Core materials are collected at the drill site and placed in core boxes. Run blocks, orientation blocks and depths are placed in the boxes at site. The core is transported to a sample management facility at Livengood, where it is described, then sawn in half. Half of the core is collected for assaying and half remains for reference. Core samples are weighed before shipping.

The geologic work program at Livengood was designed and is supervised by Chris Puchner, Chief Geologist of the Company, who is a qualified person as defined by NI 43-101. Mr. Puchner is responsible for all aspects of the work, including the quality control/quality assurance program. The quality assurance/quality control program implemented by the Company meets or exceeds industry standards. A quality assurance/quality control program includes insertion of blanks and standards (1/10 samples) and duplicates (1/20 samples). Blanks help assess the presence of any contamination introduced during sample preparation and help calibrate the low end of the assay detection limits. Commercial standards are used to assess the accuracy of the analyses. Duplicates help assess the homogeneity of the sample material and the overall sample variance. The Company has undertaken rigorous protocols to assure accurate and precise results. Among other methods, weights are tracked throughout the various steps performed in the laboratory to minimize and track errors. A group of 2096 metallic screen fire assays performed in 2011 did not indicate any bias in the matching fire assays.

On-site project personnel photograph the core from each individual borehole prior to preparing the split core. Duplicate RC drill samples are collected with one split sent for analysis. Representative chips are retained for geological logging. On-site personnel at the project log and track all samples prior to sealing and shipping. All sample shipments are sealed and shipped to ALS Chemex in Fairbanks, Alaska, for preparation and then on to ALS Chemex in Reno, Nevada, or Vancouver, B.C., for assay. ALS Chemex’s quality system complies with the requirements for the International Standards ISO 9001:2000 and ISO 17025:1999. Analytical accuracy and precision are monitored by the analysis of reagent blanks, reference material and replicate samples. Quality control is further assured by the use of international and in-house standards. Finally, representative blind duplicate samples are forwarded to ALS Chemex and an ISO compliant third party laboratory for additional quality control.

Data entry and database validation procedures have been checked and found to conform to industry practices. Procedures are in place to minimize data entry errors. These include pre-numbered, pre-tagged, bar-coded bags, and bar-coded data entry methods which relate all information to sample and drill interval information. Likewise, data validation checks are run on all information used in the geologic modeling and resource estimation process. Database entries for a random sample (10%) of drill holes used for the resource estimate were checked against the original Assay Certificates by one of the independent authors of the Livengood Report described below and the error rate was found to be within acceptable limits.

Analysis of assay data from core and RC sampling has been performed to check for downhole contamination of RC and to compare the data distributions produced by the two methods. Analysis of RC data has not indicated cyclic down hole contamination. Decay analysis conducted on both core drilling and RC drilling indicates similar patterns of monotonic grade increase or decrease. Comparison of the grade distributions between core and RC data were conducted using Quantile-Quantile plots, and simulation of population means for different numbers of samples. The comparison indicated that the mean of all core data was 4% lower than RC data Comparison of core and RC data below the water table showed similar population means suggesting that down hole contamination was not occurring.

Core and RC check samples have been collected during each drilling campaign by independent third parties. Results from these samples, as well as blanks and standards included, are consistent with the Company’s initial results. This includes a similar increase in variance for samples at higher grades, a pattern consistent with nugget effect. No systematic high or low bias has been observed.

Mineral Processing and Metallurgical Testing

The Company has undertaken metallurgical and processing test work to determine optimal recoveries using numerous conventional flow sheets: including milling with gravity, flotation, and CIL or gravity and CIL of the gravity tails, and heap leaching.  This test work focused on determining the best means of optimizing these combined recovery methods. This work involved studies that evaluate how gold mineralization occurs and how the mineralized materials vary in their physical and metallurgical response to process treatment parameters according to the various lithologic units that host mineralization. The characteristics reviewed include grindability, abrasiveness, optimal particle size for downstream treatment, and response to leach, flotation, or gravity unit operations as a function of oxidation and lithology.

In 2012, additional metallurgical studies have determined that the gold recovery for the four key rock types that comprise the majority of the Livengood Gold resource will range between 77% and 88%. A substantial portion of the early production at Livengood is expected from these rock types.

The study program included tests to first determine the gravity recoverable gold, and then evaluated two alternative mill flow sheets for processing of the gravity tailing. The tests showed a robust gravity recovery of between 43 and 55%. The gravity recovery, total gravity/flotation/concentrate CIL recovery, and the total gravity/whole ore CIL recovery by major rock type are outlined below:

Estimated Gold Recovery by Rock Type (%):

Rock Type:	Gravity:	Gravity/flotation concentrate CIL:	Gravity/whole ore CIL:
Cambrian	49.0	81 (est.)	84.2
Upper Seds, Sunshine	44.1	76.1	87.7
Upper Seds, Core Zone	43.5	67.4	76.7
Volcanics, Core Zone	55.3	74.4	84.8

Note: These four rock types comprised approximately 70% of the mineable resource described in the Livengood Report. The Feasibility Study will update and define the percentage of each rock type contained in the mineable resource.

These results are based upon test work completed on a large number of representative samples contained in the 10,800 kg of mineralized rock that was delivered to SGS Canada Inc. in February, 2012. This extensive program of optimization testing and analysis, overseen by Samuel Engineering, has defined the recovery for these rock types that will be used in the Feasibility Study.

Based on this successful test program and related engineering tradeoff studies, the Company has determined that a gravity circuit followed by a whole ore CIL circuit will be the mill flow sheet developed in the Feasibility Study.

Preliminary Economic Assessment

In August, 2011, the Company reported an updated resource estimate for the Livengood Gold Project pursuant to its Livengood Report. The Livengood Report estimates measured, indicated and inferred mineral resources as of August 22, 2011 based on borehole data up to May 31, 2011 and other technical information as of August 22, 2011 in accordance with the standards of NI 43-101. Readers are encouraged to review the entire Livengood Report, which is filed under the Company’s profile on SEDAR.

The Livengood Report is preliminary in nature, and based on forward looking technical and economic assumptions which are being evaluated in the Feasibility Study.

In June 2012, the Company determined the most efficient and cost effective path to permitting the Livengood Gold Project was to bypass the preparation of a pre-feasibility study and incorporate results from engineering and metallurgical test work directly to a definitive Feasibility Study, which is currently underway. The Company has engaged Samuel Engineering, Inc. of Greenwood Village, Colorado, to provide process engineering services for the Feasibility Study and AMEC Environment & Infrastructure, Inc. of Denver, Colorado, to provide geotechnical infrastructure engineering services. The Company does not propose any method of production at this time, and one of the objectives of the Feasibility Study is to determine the optimum economic method for any production at the Livengood Gold Project.

Mineral Resource Estimation

No mineral reserves have been estimated on the Livengood Gold Project. However, a summary of the estimated global (in-situ) mineral resource from the Livengood Report is presented below for cutoff grades of 0.2, 0.3, 0.5, and 0.7 g/t gold. Our Measured, Indicated and Inferred Mineral Resources have been estimated in compliance with definitions set out in NI 43-101. We have filed Technical Reports regarding the disclosure of Mineral Resources for the Livengood Gold Project on SEDAR as required by NI 43-101. The terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not recognized by the SEC. Mineral resources that are not mineral reserves have no demonstrated economic viability. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves or that all or any part of an inferred mineral resource exists, will ever be upgraded to a higher category or is economically or legally mineable.

Measured, Indicated and Inferred Resource Estimate, Livengood Gold Project, Alaska

Classification	Cutoff (g/t)	Tonnes (millions)	Grade (g/t)	Gold Ounces (million)
Measured	0.20	742	0.54	12.8
Indicated	0.20	322	0.47	4.8
Inferred	0.20	447	0.42	6.1
Measured	0.30	562	0.63	11.4
Indicated	0.30	216	0.58	4.0
Inferred	0.30	279	0.53	4.8
Measured	0.50	298	0.84	8.0
Indicated	0.50	96	0.81	2.5
Inferred	0.50	102	0.79	2.6
Measured	0.70	149	1.09	5.2
Indicated	0.70	42	1.10	1.5
Inferred	0.70	39	1.10	1.4

Cautionary Note to U.S. Investors: see the section heading “Cautionary Note to United States Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Reserves” above.

Environmental Studies, Permitting and Social and Community Impacts

The Livengood Gold Project is currently operating within compliance of all environmental regulations that apply during the exploration stage of major mineral projects.  The Company has received all necessary exploration permits for activities such as trenching, drill road building and drilling.  These permits are also reviewed by related state and federal agencies that can comment and require specific changes to the proposed work plans to minimize impacts on the environment.  The permitting process for major exploration projects generally requires 30-60 days for processing.  The Company currently has all necessary permits with respect to its exploration activities in Alaska. Although the Company has never had an issue with the timely processing of exploration permits there can be no assurances that delays in permit approval will not occur.  Reclamation of surface disturbance associated with exploration activities is conducted concurrently where required.

The Company has been conducting extensive, multi-disciplinary environmental baseline studies in and around the project area since 2008 in order to understand the current environmental conditions and to allow project design to be optimized to minimize potential environmental effects.  The environmental baseline programs conducted or currently underway at Livengood include:

•                  surface water and hydrology;

•                  groundwater hydrogeology;

•                  geohydrology;

•                  wetlands and vegetation;

•                  meteorology and air quality;

•                  aquatic life and resources;

•                  wildlife and habitat;

•                  cultural resources;

•                  rock characterization; and

•                  geochemical characteristics.

Based on review of the studies completed to date, there are no known environmental issues that are anticipated to materially impact the Livengood Gold Project’s ability to extract the gold resource.

Looking forward to potential project development, a site-specific monitoring plan and water management plan for both operations and post mine closure will be developed  in conjunction with detailed engineering and project permit planning.  Development of the Livengood Gold Project will require a number of state and federal permits.  Federal permits will be issued pursuant to the National Environmental Policy Act (NEPA) and Council of Environmental Quality (CEQ).   In fulfillment of the NEPA requirements, the Livengood Gold Project will be required to prepare an Environmental Impact Statement.   Although at this time it is unknown which department will become the lead federal agency, the State of Alaska is expected to take a cooperating role to coordinate the NEPA review with the State permit process. Actual permitting timelines are controlled by the NEPA review and US Federal and State agency decisions. There are no municipal or community agreements required for the Livengood Gold Project.

ITEM 3.  LEGAL PROCEEDINGS

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports.  These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”).  During the fiscal year ended December 31, 2012, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE MKT under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “IW9”.  The following table sets forth the high and low market closing prices per common share as reported by the TSX and NYSE MKT for the periods indicated:

	Toronto Stock Exchange		NYSE MKT
	C$ High	C$ Low	$ High	$ Low
Year ended December 31, 2012
Fourth Quarter	$2.77	$1.85	$2.81	$1.98
Third Quarter	$3.20	$2.47	$3.20	$2.49
Second Quarter	$4.28	$2.65	$4.20	$2.63
First Quarter	$5.61	$4.03	$5.62	$4.08

Seven months ended December 31, 2011
Second Quarter (September 1 — December 31)	$8.04	$3.71	$8.15	$3.60
First Quarter (June 1 — August 31)	$8.21	$6.25	$8.36	$6.48

As at March 11, 2013, there were 98,068,638 common shares issued and outstanding, and the Company had approximately 85 shareholders of record.  On March 11, 2013, the closing price of the common shares as reported by the TSX and NYSE MKT was C$1.50 and $1.42, respectively.

Dividends

Since its inception, ITH has not paid any dividends.  ITH has no present intention of paying any dividends, as it anticipates that all available funds will be invested to finance the growth of its business.  The Board will determine if and when dividends should be declared and paid in the future after taking into account many factors, including ITH’s financial condition, operating results and anticipated cash needs at the relevant time.  There are no restrictions which prevent ITH from paying dividends.

Recent Sales of Unregistered Equity Securities

During the third quarter of 2012, the Company closed a non-brokered private placement financing through the issuance of 11,384,719 common shares in a transaction exempt from the requirements of the Securities Act pursuant to Rule 506 of Regulation D thereunder.  The placement was partially subscribed to by Paulson & Co., Tocqueville Asset Management, LP, AngloGold, other institutional funds and ITH management and insiders.  The financing consisted of two stages.  The first stage closed on August 3, 2012 and consisted of 9,458,308 common shares issued at C$2.60 per share for gross proceeds of $24,626,029.  The second stage of the offering closed on September 17, 2012 and consisted of 1,926,411 common shares issued at C$2.5955 per share for gross proceeds of $5,142,500. The Company paid a cash finder’s fee of 4% of gross proceeds in connection with C$10,000,000 of the total offering.  Total share issuance costs for this non-brokered private placement financing amounted to $554,280.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Exchange Controls

Canada has no system of exchange controls. There are no Canadian restrictions on the repatriation of capital or earnings of a Canadian public company to non-resident investors.  There are no laws in Canada or exchange restrictions affecting the remittance of dividends, profits, interest, royalties and other payments to non-resident holders of the Company’s securities, except as discussed in “Certain Canadian Federal Income Tax Considerations” below.

There are no limitations under the laws of Canada or in the organizing documents of the Company on the right of foreigners to hold or vote securities of the Company, except that the Investment Canada Act may require review and approval by the Minister of Industry (Canada) of certain acquisitions of “control” of the Company by a “non-Canadian.”  The threshold for acquisitions of control is generally defined as being one-third or more of the voting shares of the Company.  “Non-Canadian” generally means an individual who is not a Canadian citizen, or a corporation, partnership, trust or joint venture that is ultimately controlled by non-Canadians.

Certain Canadian Federal Income Tax Considerations

The following is a summary of the principal Canadian federal income tax considerations that apply to the holding and disposition of common shares. This summary only applies to a holder who is for Canadian income tax purposes not resident in Canada, is resident in the United States of America under the provisions of the Canada-United States Income Tax Convention (1980) (the “Treaty”) and holds our common shares as capital property.  This summary is based on the current provisions of the Income Tax Act (Canada) and the regulations thereunder (the “Tax Act”) and all amendments to the Tax Act publicly proposed by the Government of Canada to the date hereof. This summary is also based on the current provisions of the Treaty and our understanding of the current publicly available administrative and assessing practices published in writing by the Canada Revenue Agency.

It is assumed that each proposed amendment will be enacted as proposed and there is no other relevant change in any governing law, although no assurance can be given in these respects. This summary does not otherwise take into account any change in law or administrative practice, whether by judicial, governmental, legislative or administrative action, nor does it take into account provincial, territorial or foreign income tax consequences, which may vary from the Canadian federal income tax considerations described herein.

A particular U.S. resident person may not be entitled to benefits under the Treaty if the “limitations of benefits” provisions of the Treaty apply to the particular U.S. resident person. The limitation of benefit provisions under the Treaty are complex and U.S. residents are advised to consult their own tax advisors in this regard.

Under the Treaty, members of a limited liability corporation created under the limited liability company legislation in the U.S. and treated as a partnership or disregarded entity under U.S. tax law (“LLC”) (and holders of interests in similarly fiscally transparent U.S. entities) may be entitled to benefits under the Treaty in certain circumstances provided that the members of the LLC are taxed in the United States on any income, profits or gains earned through the LLC in the same way they would be if they had earned it directly. Note, the recently concluded Fifth Protocol to the Treaty will affect those shareholders that hold their shares through an LLC or other fiscally transparent or “hybrid” entity. If you utilize such entities to hold your common shares, then you should consult your tax advisors about the impact of the Fifth Protocol on your holdings.

Special rules, which are not discussed in this summary, may apply if you are an insurer carrying on business in Canada and elsewhere, or a financial institution as defined by section 142.2 of the Tax Act. If you are in any doubt as to your tax position, you should consult with your tax advisor.

This summary is of a general nature only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder of the common shares and no representation with respect to Canadian federal income tax consequences to any holder of common shares is made herein. Shareholders are solely responsible for determining the tax consequences applicable to their particular circumstances and should consult their own tax advisors concerning an investment in the Company’s common shares.

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The following is a discussion of certain material U.S. federal income tax consequences to U.S. Holders (as defined below) of acquiring, owning, and disposing of our common shares.  This discussion does not purport to be a comprehensive description of all of the U.S. tax considerations that may be relevant to a particular person’s decision to acquire the common shares, including any state, local or non-U.S. tax consequences of the ownership of the common shares.  This discussion applies to only to those investors that hold the common shares as capital assets for U.S. tax purposes (generally, for investment) and does not discuss all aspects of U.S. federal income taxation that may be relevant to investors subject to special treatment under U.S. federal income tax law (including, for example, a holder liable for the alternative minimum tax or a holder that actually or constructively owns 10% or more by voting power or value of our common stock).  This discussion is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, existing and proposed U.S. Treasury regulations, published rulings and other administrative guidance of the U.S. Internal Revenue Service (the “IRS”) and court decisions, all as in effect on the date hereof.  These laws are subject to change or different interpretation by the IRS or a court, possibly on a retroactive basis.  This discussion also assumes that the Company is not, and will not become, a controlled foreign corporation as determined for U.S. federal income tax purposes.

As used herein, the term “U.S. Holder” means a beneficial owner of our common shares that is:

•                  an individual citizen or resident of the United States;

•                  a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in the United States or under the laws of the United States, any state or political subdivision thereof, or the District of Columbia;

•                  an estate, the income of which is subject to U.S. federal income tax regardless of its source; or

•                  a trust (i) if a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust or (ii) that has a valid election in effect to be treated as a U.S. person under applicable U.S. Treasury regulations.

If a partnership (including any entity treated as a partnership for U.S. federal income tax purposes) is a beneficial owner of the common shares, the U.S. tax treatment of a partner in the partnership generally will depend on the status of the partner and the activities of the partnership. A holder of the common shares that is a partnership and partners in such a partnership should consult their own tax advisors about the U.S. federal income tax consequences of acquiring, owning, disposing of the common shares.

Distributions

Subject to different treatment under the passive foreign investment company rules discussed below, a U.S. Holder must include in gross income as dividend income the gross amount of any distribution paid on the common shares (including the amount of any non-U.S. taxes withheld from such amount), to the extent such distribution is paid out of our current or accumulated earnings and profits (as determined for U.S. federal income tax purposes).  Distributions in excess of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will first be treated as a non-taxable return of capital to the extent of the U.S. Holder’s basis in the common shares and thereafter as gain from the sale or exchange of common shares.  See “—Sale, Exchange, or Other Disposition of Common Shares” below.

Dividends received by U.S. Holders that are individuals, estates, or trusts will be taxed at preferential rates if such dividends meet the requirements of “qualified dividend income.”  Dividends that fail to meet such requirements, and dividends received by corporate U.S. Holders, are taxed at ordinary income rates.  In order for dividends to qualify as “qualified dividend income,” an entity must be considered a “qualified foreign corporation” and certain other requirements must be met.  While we believe the Company is a qualified foreign corporation, a dividend received by a U.S. Holder will not be qualified dividend income if the Company is a passive foreign investment company for the taxable year during which the dividend is paid or the immediately preceding taxable year.  See the discussion below regarding our passive foreign investment company status under “—Passive Foreign Investment Company Rules.”  In the case of a corporate U.S. Holder, dividends received generally will not be eligible for the dividends-received deduction.

Dividends paid on the common shares will generally be treated as foreign source income for U.S. foreign tax credit purposes under special U.S. federal income tax rules, subject to various classifications and other limitations. The rules relating to computing foreign tax credits are complex. U.S. Holders should consult their own tax advisors to determine the foreign tax credit implications of owning common shares.

The distribution rules are complex, and each U.S. Holder should consult its own tax advisors regarding the distribution rules.

Sale, Exchange, or Other Disposition of Common Shares

Subject to different treatment under the passive foreign investment company rules discussed below, a U.S. Holder that sells or otherwise disposes of our common shares will recognize capital gain or loss for U.S. federal income tax purposes equal to the difference between (i) the U.S. dollar value of the amount realized on the sale or disposition and (ii) the tax basis, determined in U.S. dollars, of such common shares.  Such gain or loss will be treated as long-term capital gain or loss if the U.S. Holder’s holding period is greater than one year at the time of sale, exchange, or other disposition.  Long-term capital gains of individuals are generally subject to preferential maximum U.S. federal income tax rates.  A U.S. Holder’s ability to deduct capital losses is subject to certain limitations.

Passive Foreign Investment Company Rules

If the Company is considered a “passive foreign investment company” (a “PFIC”) for U.S. federal income tax purposes at any time during a U.S. Holder’s holding period, then certain different and potentially adverse tax consequences would apply to such U.S. Holder’s acquisition, ownership, and disposition of common shares.  In general, a non-U.S. corporation will be a PFIC in any taxable year in which, after applying certain look-through rules, either (1) at least 75% of its gross income for the taxable year is passive income; or (2) at least 50% of the average value (determined on a quarterly basis) of its assets is attributable to assets that produce or are held for the production of passive income.  Passive income generally includes dividends, interest, royalties, rents (other than certain rents and royalties derived in the active conduct of a trade or business), the excess of gains over losses from the disposition of certain assets that produce passive income. If a foreign corporation owns at least 25% by value of the stock of another corporation, the foreign corporation is treated for purposes of the PFIC tests as owning its proportionate share of the assets of the other corporation, as receiving directly its proportionate share of the other corporation’s income.

We believe that we were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2012, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years.  The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year and accordingly no assurances can be given regarding the Company’s PFIC status for the current year or any future year.  The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

A U.S. Holder that holds common shares while the Company is a PFIC may be subject to increased tax liability upon the sale, exchange, or other disposition of the common shares or upon the receipt of certain distributions, regardless of whether the Company is a PFIC in the year in which such disposition or distribution occurs.  These adverse tax consequences will not apply, however, if (i) the U.S. Holder timely files and maintains a qualified electing fund (“QEF”) election to be taxed annually on the U.S. Holder’s pro rata portion of the Company’s earnings and profits; (ii) the U.S. Holder is eligible to make a “purging” election and timely does so, as described below; or (iii) the U.S. Holder timely makes a mark-to-market election, as described below.

The adverse tax consequences include:

(a)         “Excess distributions” by the Company are subject to the following special rules. An excess distribution generally is the excess of the amount a PFIC distributes to a shareholder during a taxable year over 125% of the average amount it distributed to the shareholder during the three preceding taxable years or, if shorter, the part of the shareholder’s holding period before the taxable year.  Distributions with respect to the common shares made by ITH during the taxable year to a U.S. Holder that are excess distributions must be allocated ratably to each day of the U.S. Holder’s holding period.  The amounts allocated to the current taxable year and to taxable years prior to the first year in which ITH was classified as a PFIC are included as ordinary income in a U.S. Holder’s gross income for that year.  The amount allocated to each other prior taxable year is taxed as ordinary income at the highest tax rate in effect for the U.S. Holder in that prior year (without offset by any net operating loss for such year) and the tax is subject to an interest charge at the rate applicable to deficiencies in income taxes (the “special interest charge”).

(b)         The entire amount of any gain realized upon the sale or other disposition of the common shares will be treated as an excess distribution made in the year of sale or other disposition and as a consequence will be treated as ordinary income and, to the extent allocated to years prior to the year of sale or disposition, will be subject to the special interest charge described above.

Special rules apply for calculating the amount of the foreign tax credit with respect to excess distributions by a PFIC.

While there are U.S. federal income tax elections that sometimes can be made to mitigate these adverse tax consequences (including, without limitation, the “QEF Election” and the “Mark-to-Market Election” discussed below), such elections are available in limited circumstances and must be made in a timely manner.  U.S. Holders are urged to consult their own tax advisers regarding the potential application of the PFIC rules to the acquisition, ownership, and disposition of common shares.

QEF Election.  A U.S. Holder of stock in a PFIC may make a QEF election with respect to such PFIC to elect out of the tax treatment discussed above.  Generally, a QEF election should be made with the filing of a U.S. Holder’s U.S. federal income tax return for the first taxable year for which both (i) the U.S. Holder holds common shares of ITH, and (ii) the Company was a PFIC.  A U.S. Holder that timely makes a valid QEF election with respect to a PFIC will generally include in gross income for a taxable year (i) as ordinary income, such holder’s pro rata share of the Company’s ordinary earnings for the taxable year, and (ii) as long-term capital gain, such holder’s pro rata share of the Company’s net capital gain for the taxable year.  However, the QEF election is available only if such PFIC provides such U.S. Holder with certain information regarding its earnings and profits as required under applicable U.S. Treasury regulations.  U.S. Holders should be aware that there can be no assurance that ITH will satisfy record keeping requirements under the QEF rules or that ITH will supply U.S. Holders with required information under the QEF rules, in event that ITH is a PFIC and a U.S. Holder wishes to make a QEF election.

Deemed Sale Election. If the Company is a PFIC for any year during which a U.S. Holder holds common shares, but the Company ceases in a subsequent year to be a PFIC, then a U.S. Holder may make a deemed sale election for such subsequent year in order to avoid the adverse PFIC tax treatment described above that would otherwise continue to apply because of the Company’s having previously been a PFIC.  If such election is timely made, the U.S. Holder would be deemed to have sold the common shares held by the holder at their fair market value, and any gain from such deemed sale would be taxed as an excess distribution (as described above).  The basis of the common shares would be increased by the gain recognized, and a new holding period would begin for the common shares for purposes of the PFIC rules.  The U.S. Holder would not recognize any loss incurred on the deemed sale, and such a loss would not result in a reduction in basis of the common shares.  After the deemed sale election, the U.S. Holder’s common shares with respect to which the deemed sale election was made would not be treated as shares in a PFIC, unless the Company subsequently becomes a PFIC.  The rules regarding deemed sale elections are very complex.  U.S. Holders are strongly urged to consult their tax advisors about the deemed sale election.

Mark-to-Market Election.  Alternatively, a U.S. Holder of “marketable stock” (as defined in the applicable Treasury regulations) in a PFIC may make a mark-to-market election for such stock to elect out of the adverse PFIC tax treatment discussed above.  If a U.S. Holder makes a mark-to-market election for shares of marketable stock, the U.S. Holder will include in income each year an amount equal to the excess, if any, of the fair market value of the shares as of the close of the holder’s taxable year over the holder’s adjusted basis in such shares.  A U.S. Holder is allowed a deduction for the excess, if any, of the adjusted basis of the shares over their fair market value as of the close of the taxable year.  However, deductions are allowable only to the extent of any net mark-to-market gains on the shares included in the holder’s income for prior taxable years.  Amounts included in a U.S. Holder’s income under a mark-to-market election, as well as gain on the actual sale or other disposition of the shares, are treated as ordinary income.  Ordinary loss treatment also applies to the deductible portion of any mark-to-market loss on the shares, as well as to any loss realized on the actual sale or disposition of the shares, to the extent that the amount of such loss does not exceed the net mark-to-market gains previously included for such shares.  A U.S. Holder’s basis in the shares will be adjusted to reflect any such income or loss amounts.  However, the special interest charge and related adverse tax consequences described above for non-electing holders may continue to apply on a limited basis if the U.S. Holder makes the mark-to-market election after such holder’s holding period for the shares has begun.

Because our common shares are regularly traded on TSX, the NYSE MKT, and the Frankfurt Stock Exchange, we anticipate that our common shares will be “marketable stock.”  However, we cannot assure that our common shares are or will be marketable stock, and U.S. Holders of common shares are urged to consult their tax advisors as to whether the common shares would qualify for the mark-to-market election.

Form 8621.  U.S. Holders who own common shares during any year in which the Company is a PFIC must file IRS Form 8621 with their U.S. federal income tax return for each year in which such holder owns common shares and either recognizes gain on a disposition of such common shares, receives certain distributions from the Company, or makes a “reportable election.”  Pursuant to Code Section 1298(f), all U.S. Holders may be required to provide annual information regarding ownership of an interest in a PFIC.  As of the date hereof, the IRS has suspended the reporting requirements imposed under Code Section 1298(f) for PFIC shareholders that are not otherwise required to file IRS Form 8621.

The PFIC rules are complex, and U.S. Holders should consult their own tax advisors regarding the PFIC rules and how they may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of common shares in the event the Company is a PFIC at any time during such holding period for such common shares.

Medicare Tax on Unearned Income

For taxable years beginning after December 31, 2012, a U.S. Holder that is an individual or estate, or a trust that does not fall into a special class of trusts that is exempt from such tax, will be subject to a 3.8% tax on the lesser of (1) the U.S. Holder’s “net investment income” for the relevant taxable year and (2) the excess of the U.S. Holder’s modified gross income for the taxable year over a certain threshold (which in the case of an individual will be between $125,000 and $250,000, depending on the individual’s circumstances).  A holder’s net investment income will generally include its dividend income and its net gains from the disposition of common shares, unless such dividends or net gains are derived in the ordinary course of the conduct of a trade or business (other than a trade or business that consists of certain passive or trading activities).  If you are a U.S. Holder that is an individual, estate or trust, you are urged to consult your tax advisors regarding the applicability of the Medicare tax on your income and gains in respect of your investment in the common shares.

Foreign Financial Assets

Owners of “specified foreign financial assets” with an aggregate value in excess of $50,000 (and in some circumstances, a higher threshold) may be required to file an information report with respect to such assets with their tax returns. “Specified foreign financial assets” may include financial accounts maintained by foreign financial institutions, as well as the following, but only if they are not held in accounts maintained by financial institutions: (i) stocks and securities issued by non-U.S. persons, (ii) financial instruments and contracts held for investment that have non-U.S. issuers or counterparties, and (iii) interests in foreign entities.  U.S. Holders are urged to consult their tax advisors regarding the application of this reporting requirement to them.

Foreign Currency Transactions

Generally, amounts received by a U.S. Holder in foreign currency (including distributions paid in foreign currency to a U.S. Holder in connection with the ownership of common shares or on the sale, exchange, or other disposition of common shares) will be equal to the U.S. dollar value of such foreign currency based on the applicable exchange rate on the date of receipt (regardless of whether such foreign currency is converted into U.S. dollars at that time).  The subsequent disposition of any foreign currency received (including an exchange for U.S. currency) will generally give rise to ordinary gain or loss.  Each U.S. Holder should consult its own tax adviser regarding the U.S. federal income tax consequences of receiving, owning, and disposing of foreign currency.

Information Reporting and Backup Withholding

Payments made within the United States or by a U.S. payor or U.S. middleman, of dividends on, and proceeds arising from the sale or other taxable disposition of, common shares will generally be subject to information reporting and backup withholding tax if a U.S. Holder (a) fails to furnish such U.S. Holder’s correct U.S. taxpayer identification number (generally on Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax.  However, certain exempt persons generally are excluded from these information reporting and backup withholding rules.

Backup withholding is not an additional tax.  Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a credit against a U.S. Holder’s U.S. federal income tax liability, if any, or will be refunded, if such U.S. Holder furnishes required information to the IRS in a timely manner. Each U.S. Holder should consult its own tax advisor regarding the information reporting and backup withholding rules.

Purchasing, holding, or disposing of securities of the Company may have tax consequences under the laws of the United States and Canada that are not described in this Annual Report on Form 10-K.  Shareholders are solely responsible for determining the tax consequences applicable to their particular circumstances and should consult their own tax advisors concerning an investment in the Company’s common shares.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth in the table below has been taken from the Company’s audited consolidated financial statements and should be read in conjunction with those financial statements and the notes thereto.  The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  Prior to 2012, the consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”) or Canadian GAAP.  All prior periods presented below have been restated from IFRS and Canadian GAAP to US GAAP.

Description	Year Ended December 31, 2012	Seven Months Ended December 31, 2011	Year Ended May 31, 2011	Year Ended May 31, 2010	Year Ended May 31, 2009	Year Ended May 31, 2008
Net loss — continuing operations	$(56,643,462)	$(43,309,957)	$(47,421,873)	$(32,232,664)	$(14,236,425)	$(5,646,590)
Net loss — discontinued operations	—	—	(1,037,912)	(3,452,307)	(3,161,583)	(6,154,650)
Net loss	(56,643,462)	(43,309,957)	(48,459,785)	(35,684,971)	(17,398,008)	(11,801,240)
Basic and diluted loss per common share from continuing operations	$(0.62)	$(0.50)	$(0.61)	$(0.54)	$(0.32)	$(0.14)
Basic and diluted loss per common share from discontinued operations	$—	$—	$(0.01)	$(0.06)	$(0.07)	$(0.16)

Description	December 31, 2012	December 31, 2011	May 31, 2011	May 31, 2010	May 31, 2009	May 31, 2008

Working capital	$27,676,797	$45,813,618	$112,150,621	$41,154,660	$29,732,733	$10,674,606
Current assets	31,424,066	56,133,233	116,318,862	42,374,537	30,086,926	11,404,478
Total assets	86,687,344	109,304,085	121,798,663	50,134,706	37,158,577	18,893,365
Current liabilities	3,747,269	10,319,615	4,168,241	1,219,877	354,193	729,872
Total liabilities	26,147,269	31,119,615	4,168,241	1,219,877	354,193	729,872
Shareholders’ equity	$60,540,075	$78,184,470	$117,630,422	$48,914,829	$36,804,384	$18,163,493

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Current Business Activities

General

Livengood Gold Project Developments

During the year ended December 31, 2012 and to the date of this report, the Company advanced its Livengood Gold Project in Alaska with the continuation of activities in support of a Feasibility Study.  Completed FS work included advancement of metallurgical test programs; geotechnical, condemnation, infrastructure, hydraulic gradient, borrow source, and large diameter well drill programs; analyzing results thereof; and the advancement of engineering and environmental studies.

Highlights of activities during and subsequent to the year ended December 31, 2012 include:

•                                          Environmental baseline data collection for the Livengood Gold Project permitting activities continued, including data collection for groundwater hydrogeology; rock characterization; geohydrology; surface water and hydrology; meteorology and air quality; wetlands and vegetation; aquatic life and resources; wildlife and habitat; cultural resources; and large-scale field testing of material geochemical characteristics.

•                                          In January 2012, two major contracts were awarded: process engineering services and geotechnical infrastructure engineering services for the FS.  Feasibility level work commenced in February 2012.

•                                          In March 2012, results of the 2011 drill program validated the resource estimate used in the August 25, 2011 NI43-101 technical report on the Livengood Gold Project.

•                                          Between February 25 and April 15, 2012, completion of a 47-hole, 1,936-metre chilled brine geotechnical drilling program.

•                                          In May 2012 the Company commenced multi-faceted field drill programs consisting of condemnation and geotechnical drilling at Livengood.  These programs entail more than 70 holes and approximately 5,000 meters of drilling, utilizing core, sonic, and auger methods.

•                                          Between May 1 and June 30, 2012, completion of a 4-hole, 1,378-metre pit slope stability geotechnical drilling program.

•                                          In June 2012, the Company determined that the most efficient and cost-effective path to permitting the Livengood Gold Project is to incorporate results from current engineering and metallurgical test work directly into a definitive feasibility study.

•                                          In June 2012, the Company implemented a cost rationalization program to focus on field work necessary to support the completion of a feasibility study and the environmental work needed to keep its permitting schedule on track. The Company postponed its district-wide exploration program and reduced its condemnation drill program.

•                                          Between July 1, 2012 and October 21, 2012, 2,536 meters were drilled in 26 holes for hydraulic gradient and infrastructure; 1,292 meters were drilled in 7 holes for condemnation.  In addition 2,695 meters were drilled in 73 holes for the geotechnical and borrow source program, and 1,031 meters were drilled in 7 holes for large diameter wells for pump tests.

•                                          During the third quarter of 2012, the Company closed a two stage non-brokered private placement financing consisting of 11,384,719 common shares of the Company at an average price of $2.60 per common share for gross proceeds of approximately $29.8 million.  The proceeds of the offering will be used to complete the feasibility study as well as general corporate purposes.

•                                          On September 19, 2012, Donald C. Ewigleben was appointed President and Chief Executive Officer of the Company.  Mr. Ewigleben has served as the Chairman of the Board since November 2011 and was involved during the early stages of Livengood’s exploration and development in the 1990’s.  He also has extensive experience on various mining projects in Alaska over his 35 year career in the resource sector.

•                                          The development team made significant advancements on project design which are being driven by an extensive metallurgical test program.  Metallurgical studies have determined that the gold recovery for the four key rock types that comprise the majority of the Livengood Gold resource will range between 77% and 88%.  Based on this successful test program and related engineering tradeoff studies, the Company has determined that a gravity circuit followed by a whole ore CIL circuit will be the mill flow sheet developed in the Feasibility Study.

Other Developments

In December 2011, the Company completed two acquisitions in connection with the Livengood Gold Project. The first acquisition consisted of the exercise of an existing lease buyout option with respect to certain mining claims leased by the Company, thereby giving the Company a 100% ownership interest. The second acquisition was of certain placer mining claims and related rights in the vicinity of the Livengood Gold Project, and included all of the shares of Livengood Placers, Inc. (which corporation holds some of the subject placer mining claims). This land was previously vacant or was used for placer gold mining. The acquisitions completed a planned lease buyout and also enables the Company to pursue additional site facility locations and to investigate other land use opportunities including the potential for placer gold extraction.

Livengood Gold Project — Feasibility Study

The FS for the Livengood Gold Project is currently underway.  During the first quarter of 2012, the Company selected Samuel Engineering, Inc. of Greenwood Village, Colorado, to provide process engineering services for its FS.  The Company has also engaged AMEC Environment & Infrastructure, Inc. of Denver, Colorado, to provide geotechnical infrastructure engineering services.

A number of trade-off studies and project design alternatives have been evaluated during 2012, including various grinding circuits, heap leaching and various reagent additions. At present, the large mill concept has generated results superior to all alternatives.

In May 2012, the Company commenced an 18-hole program of condemnation drilling to either sterilize or establish the presence of significant mineralization in the area surrounding the Money Knob deposit.  The purpose of the condemnation drilling program was to determine appropriate areas for infrastructure development.  Additionally, 4 of these holes are also being used for hydrological studies.  The program was completed in July with 3,065 meters in 19 holes.

Also in May 2012, the Company commenced multi-faceted drill programs consisting of hydraulic gradient, infrastructure, borrow source identification, and large-diameter wells for pump tests.  The hydraulic gradient and infrastructure drilling consisted of 5,826 meters in 49 holes utilizing core drilling.  The geotechnical and borrow source information was obtained from 2,695 meters drilled in 73 holes, utilizing core, sonic, and auger drilling methods.  Seven large diameter wells have been drilled for a total of 1,031 meters.

The drill program from February through October 2012 totaled 15,731 meters in 199 holes.

Metallurgical studies were conducted throughout 2012 and results have determined that the gold recovery for the four key rock types that comprise the majority of the Livengood Gold resource will range between 77% and 88%.  Based on this successful test program and related engineering tradeoff studies, the Company has determined that a gravity circuit followed by a whole ore CIL circuit will be the mill flow sheet developed in the Feasibility Study.  Project cost estimates will be developed, mine design will re-examine cut-off grades and optimum grade to the mill, which will produce the most economically robust project.

Geotechnical work for surface facility sites has progressed significantly with a key focus on potential tailing and overburden locations and design.

Environmental baseline data collection for Livengood permitting activities continues for groundwater hydrogeology; rock characterization; geohydrology; surface water and hydrology; meteorology and air quality; wetlands and vegetation; aquatic life and resources; wildlife and habitat; cultural resources; and large-scale field testing of material geochemical characteristics. Testing included additional drilling and samples collected during the 2012 field season for geochemical testing.

The advanced level of on-going engineering work allowed the Company to bypass the preparation of a pre-feasibility study and move directly to completion of a definitive FS.  The Livengood FS will provide an update of the anticipated project configuration and an overview of the geology, exploration, surface mine planning, metallurgical test work, process plant and infrastructure engineering, and environmental baseline studies that have been completed to date.

During 2012, the Company spent approximately $11,725,000 on drilling activity related to gathering geotechnical and geohydrological data for the feasibility study.

The Company is focusing on completing all the engineering and analysis to support the completion of its FS and the environmental work needed to maintain its current permitting schedule.  In order to support the completion of these work programs, the Company anticipates spending approximately $24 million for the 2013 fiscal year ending December 31, 2013.

The Company will review its budgetary and financing options as the feasibility process advances including considering a future strategic alliance to assist in further development and future construction costs.

Use of Financing Proceeds

The Company closed a bought deal short form prospectus and a private placement financing on November 10, 2010.  The Company disclosed that it intended to use the net proceeds from the two financings for continued work on the Livengood Gold Project and for general working capital purposes.  The “Use of Proceeds” plan contained in the Company’s short form prospectus dated November 5, 2010, projected total Livengood Gold Project expenditures dating from September 1, 2010 (beginning of Q2 for the Fiscal Year ending May 31, 2011) to May 31, 2014. The use of proceeds plan totaled $136.9 million for the period ending May 31, 2014.  Table 1 shows the expenditures to August 31, 2012, the month in which the total budgeted spending was reached, compared with the intended use of proceeds.

Table 1: Comparison of Proposed Use of Proceeds with Actual Use of Proceeds to August 31, 2012

Project Cost Center	Total Budget Year ended May 2011 to Period ended May 2014(2)	Actual September 1, 2010 through August 31, 2012(1)	Variance (Total Budget - Actual through August 31, 2012(1)

Project administration	$31,176,400	$9,894,305	$21,282,095
Geological and field operations	67,297,100	68,930,338	(1,633,238)
Metallurgical studies	6,899,800	6,633,701	266,099
Infrastructure and engineering	8,908,700	15,048,563	(6,139,863)
Environmental and community engagement	14,465,900	9,430,728	5,035,172
Mining studies	2,421,200	796,327	1,624,873
Project integration	1,886,800	811,315	1,075,485
Land purchases(3)	—	27,135,546	(27,135,546)

Subtotal	133,055,900	138,680,823	(5,624,923)
Offering costs	3,846,700	502,208	3,344,492
Total	$136,902,600	$139,183,031	$(2,280,431)

(1)Unaudited Livengood Gold Project Reporting

(2)US dollar amounts obtained using the amounts in Canadian dollars disclosed in the prospectus dated November 5, 2010 and translated at the Bank of Canada noon exchange rate on November 4, 2010 of $1.0024 US dollars to $1 Canadian dollar.

(3)The amount does not include the value of the Company’s derivative liability.

Table 1 shows a variance of approximately $2.3 million from the $136.9 million for the total budget period.  During the month of August 2012, the Company had reached the total amount of budgeted spending outlined in the use of proceeds plan contained in the Company’s short form prospectus dated November 5, 2010.

The planned program included geological and field operations, metallurgical studies, engineering, and environmental baseline studies.  The overall program was accelerated as drilling to define the resource advanced very well through to mid-2011 and the Company completed a preliminary economic assessment, the Livengood Report, in August of 2011, and is now advancing to complete the FS.

Project administration expenditures were below the plan rate but were adequate for the needs of the project.  Geological and field programs were accelerated, including expenditures necessary to obtain all condemnation and geotechnical data required for engineering, geotechnical, and environmental evaluations to support completion of the FS.  Metallurgical study scope and costs were expanded and accelerated to insure representative recoveries of the rock types are utilized in project mine planning and economics. These results will provide the necessary information to support the FS.  Engineering expenditures were above plan to provide the detailed basis for FS completion.  Environmental baseline studies were less than originally planned but additional drilling and environmental sampling was incurred for baseline data analysis providing the required level of data for the feasibility study.  Additional costs will be incurred in future permitting activities.  Expenditures for mining studies were below plan and additional mine planning work will be completed upon receipt of updated metallurgical recoveries.  Project integration costs were below plan due to additional completion of the metallurgical results and the engineering drilling results which delayed anticipated spending.  The land purchases were not originally budgeted for the period prior to May, 2014, but were accelerated to facilitate infrastructure engineering and permitting.

Much of the total budgeted spending from the above plan was accelerated in order to support the completion of the FS.  The additional financing of $29.2 million completed by the Company during the quarter ended September 30, 2012 is expected to provide the Company with resources necessary to complete the FS as well as for general working capital requirements through 2013.

Results of Operations

Year ended December 31, 2012 compared to the Seven Months ended December 31, 2011

Due to the Company changing its fiscal year end to December 31 from May 31 during 2011, the Company’s results and activity may not be comparable between fiscal years ended December 31, 2012 and 2011.  The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2012 and the seven month period ended December 31, 2011.

The Company had cash and cash equivalents of $30,170,905 at December 31, 2012 compared to $54,712,073 at December 31, 2011.  The Company incurred a net loss of $56,643,462 for the year ended December 31, 2012, compared to a net loss of $43,309,957 for the seven month period ended December 31, 2011.  Share-based payment charges were $9,206,975 during the year ended December 31, 2012 compared to $7,645,269 for the seven month period ended December 31, 2011.  The increase in share-based payment charges during the period was mainly the result of stock option grants to new employees and vesting of prior stock option grants.  The Company granted 6,380,000 options during the year ended December 31, 2012 compared to 2,700,000 options during the seven months ended December 31, 2011.

Share based payment charges were allocated as follows:

Expense category:	Year ended December 31, 2012	Seven months ended December 31, 2011
Consulting	$2,288,148	$1,503,919
Investor relations	167,009	71,043
Professional fees	395	18,945
Wages and benefits	6,751,423	6,051,362
	$9,206,975	$7,645,269

Mineral property exploration expenses for the year ended December 31, 2012 totaled $36,253,519 while the company acquired $2,127,693 in mineral property assets.  During the seven month period ended December 31, 2011 total mineral property exploration expenses were $32,550,518 and the company acquired mineral property assets of $47,708,647.  Mineral property expenses during 2012 were comprised of costs related to drilling for geotechnical investigations, environmental baseline data gathering, field costs and engineering.  Similar exploration activities took place in 2011.

In December 2011, the Company completed a transaction to acquire certain mining claims and related rights in the vicinity of the Livengood Gold Project.  This acquisition included both mining claims and all of the shares of Livengood Placers, Inc. (a Nevada corporation).  These assets were purchased for aggregate consideration of $36,600,000 allocated between cash consideration of $13,500,000 and a derivative liability with an estimated fair value of $23,100,000.  The derivative liability is a contingent payment based on the Average Gold Price from the date of the acquisition.  The derivative liability (payable in December 2016) will equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce. If the Average Gold Price is less than $720, there will be no additional contingent payment.  The subject ground was previously vacant or was used for placer gold mining.

Also in December 2011, the Company exercised its option to acquire all the interests in the 169 State of Alaska claims previously held under a separate lease.  The Company paid total cash consideration of $11,044,000 for the acquisition of these State of Alaska mining claims that had an original term of ten years, commencing on September 11, 2006.

Excluding share-based payment charges of $6,751,423 and $6,051,362 (December 31, 2011), wages and benefits for the period ended December 31, 2012 increased to $6,891,635 from $3,948,874 (December 31, 2011) as a result of certain severance payments along with increased personnel and hiring of new officers during the period.

Excluding share-based payment charges of $2,288,148 and $1,503,919 (December 31, 2011), consulting fees for the period ended December 31, 2012 increased to $1,022,277 from $307,085 (December 31, 2011) as a result of a consulting agreement with the former interim Chief Executive Officer and increased directors fees.

Insurance expense increased during 2012 as a result of additional Directors and Officers insurance with the hiring of new executives and appointment of new directors during 2011 and 2012.  Aside from the impact of share-based payment charges, most other expense categories reflected only moderate change period over period.

Other items amounted to a loss of $1,058,082 during 2012 compared to a gain of $2,815,860 in period ended December 31, 2011.  The loss in 2012 resulted from the unrealized loss on revaluation of the derivative liability of $1,600,000 at December 31, 2012.  Offsetting the loss on derivative were interest income on cash and cash equivalents of $183,253 and income from mineral property facilitation agreements of $290,552.  During the seven months ended 2011, the Company had an unrealized gain on derivative liability of $2,300,000.  In addition, interest income totaled $592,038.  Interest income during the seven months ended December 31, 2011 was higher than during the year ended December 31, 2012 due to higher interest rates and cash balances in 2011.

Seven Months ended December 31, 2011 compared to the year ended May 31, 2011

Due to the Company changing its fiscal year end to December 31 from May 31 during 2011, the Company’s results and activity may not be comparable between the seven month period ended December 31, 2011 and the fiscal year ended May 31, 2011.  The following discussion highlights certain selected financial information and changes in operations between the seven month period ended December 31, 2011 and the year ended May 31, 2011.

The Company had cash and cash equivalents of $54,712,073 at December 31, 2011 compared to $114,766,876 at May 31, 2011.  The Company incurred a net loss of $43,309,957 for the period ended December 31, 2011, compared to a net loss of $48,459,785 for the year ended May 31, 2011.  Net loss for the year ended May 31, 2011 included loss from discontinued operations of $1,037,912 as discussed below.  Share-based payment charges were $7,645,269 during the period ended December 31, 2011 compared to $3,450,477 for the year ended May 31, 2011.  The increase in share-based payment charges during the period ended December 31, 2011 was mainly the result of increased stock option grants at a higher weighted average exercise price and vesting of prior stock option grants.  The Company granted 2,700,000 options during the period ended December 31, 2011 compared to 1,760,000 options during the year ended May 31, 2011.

Share based payment charges were allocated as follows:

Expense category:	Seven months ended December 31, 2011	Year ended May 31, 2011
Consulting	$1,503,919	$975,460
Investor relations	71,043	441,479
Professional fees	18,945	72,921
Wages and benefits	6,051,362	1,960,617
	$7,645,269	$3,450,477

During the seven month period ended December 31, 2011 total mineral property exploration expenses were

$32,550,518 and the company acquired mineral property assets of $47,708,647.  Mineral property exploration expenses for the year ended May 31, 2011 totaled $37,749,156 while the company acquired approximately $30,000 in mineral property assets.  Mineral property expenses during the period ended December 31, 2011 were comprised of costs related to drilling, environmental baseline data gathering, field costs and engineering.  During the year ended May 31, 2011 mineral property expenses were comprised of drilling, field costs, geological/geophysical, assay work and land maintenance in preparation for an anticipated pre-feasibility study.

Excluding share-based payment charges of $6,051,362 during the period ended December 31, 2011 and $1,960,617 (May 31, 2011), wages and benefits for the period ended December 31, 2011 increased to $3,948,874 from $3,506,836 (May 31, 2011) as a result of certain severance payments along with increased personnel and hiring of new officers during the period.

Excluding share-based payments, investor relations expense decreased to $252,348 (May 31, 2011 - $789,145) during the period ended December 31, 2011 compared to the year ended May 31, 2011.  Additional expense in the year ended May 31, 2011 was incurred related to increased travelling and marketing related to the Company’s spin-out of the Corvus properties as discussed below.

Aside from the impact of share-based payment charges, most other expense categories reflected only moderate change period over period.

Other items amounted to a gain of $2,815,860 during the period ended December 31, 2011 compared to a gain of $480,901 in year ended May 31, 2011.  The increased gain in the period ended December 31, 2011 resulted from an unrealized gain of $2,300,000 on the revaluation of a derivative liability at December 31, 2011.  There was no derivative liability during the year ended May 31, 2011.

Year ended May 31, 2011 compared to the year ended May 31, 2010

The following discussion highlights certain selected financial information and changes in operations between the year ended May 31, 2011 and the year ended May 31, 2010.

The Company had cash and cash equivalents of $114,766,876 at May 31, 2011 compared to $41,648,028 at May 31, 2010.  The increase in cash and cash equivalents during the year ended May 31, 2011 was the result of two private placements of common shares, a bought deal short form prospectus financing, and the exercise of stock options for total gross proceeds of approximately $117.7 million.

The Company incurred a net loss of $48,459,785 for the year ended May 31, 2011, compared to a net loss of $35,684,971 for the year ended May 31, 2010.  Included in net loss for the years ended May 31, 2011 and 2010 were losses from discontinued operations of $1,037,912 and $3,452,307, respectively, as discussed below.  Share-based payment charges were $3,450,477 during the year ended May 31, 2011 compared to $7,190,152 for the year ended May 31, 2010.  The decrease in share-based payment charges during the year ended May 31, 2011 was mainly the result of increased stock option grants at a higher weighted average exercise price during the year ended May 31, 2010.  The Company granted 1,760,000 options during the year ended May 31, 2011 compared to 3,085,000 options during the year ended May 31, 2010.

Share based payment charges were allocated as follows:

Expense category:	Year ended May 31, 2011	Year ended May 31, 2010
Consulting	$975,460	$3,093,205
Investor relations	441,479	666,549
Professional fees	72,921	55,833
Wages and benefits	1,960,617	3,374,565
	$3,450,477	$7,190,152

During the year ended May 31, 2011 total mineral property exploration expenses were $37,749,156 while the company acquired approximately $30,000 in mineral property assets.  Mineral property exploration expenses for the year ended May 31, 2010 totaled $20,518,379 while the company wrote off approximately $650,000 in mineral property assets.  During the year ended May 31, 2011 mineral property expenses were comprised of drilling, field costs, geological/geophysical, assay work and land maintenance.  Costs incurred during the years ended May 31, 2011 and 2010 were focused on preparation of the Livengood Report, as filed on SEDAR in August 2011.

Excluding share-based payment charges of $1,960,617 during the year ended May 31, 2011 and $3,374,565 (May 31, 2010), wages and benefits for the period ended December 31, 2011 increased to $3,506,836 from $2,143,446 (May 31, 2010) as a result of higher labor costs combined with increased personnel and hiring of officers during the year.

Excluding share-based payments, investor relations expense increased to $789,145 (May 31, 2010 - $382,744) during the year ended May 31, 2011 compared to the year ended May 31, 2010.  Additional expense in the year ended May 31, 2011 was incurred related to increased travelling and marketing related to the Company’s spin-out of the Corvus properties as discussed below.

Aside from the impact of share-based payment charges, most other expense categories reflected only moderate change period over period.

Other items amounted to a gain of $480,901 during the year ended May 31, 2011 compared to a gain of $322,268 in year ended May 31, 2010.  The increased gain in the year ended May 31, 2011 resulted from increased interest income on higher cash balances offset by additional costs related to the spin-out of Corvus properties.

Discontinued Operations and Transfer of the Nevada and Other Alaska Business under the Arrangement

On August 26, 2010, the Company completed an arrangement under a Plan of Arrangement (the “Arrangement”) pursuant to which it transferred its other existing Alaska (other than the Livengood Gold Project) and Nevada assets to a new public company, Corvus.

Under the Arrangement, each shareholder of the Company received one Corvus common share for every two ITH common shares held as at the effective date of the Arrangement as a return of capital and exchanged each existing common share of ITH for a new common share of ITH.  The “new” ITH common shares are identical in every respect (other than CUSIP number) to the “old” ITH common shares.  ITH has transferred its wholly-owned subsidiaries, Raven Gold Alaska Inc. (“Raven Gold”), incorporated in Alaska, and Corvus Gold Nevada Inc. (formerly “Talon Gold Nevada Inc.”), incorporated in Nevada to Corvus.  As a result of the Arrangement, there was an effective spin-out by ITH of certain of its mineral properties, being Chisna, West Pogo, Terra and LMS in Alaska, and North Bullfrog in Nevada (together the “Nevada and Other Alaska Business”), to Corvus.

The Company did not realize any gain or loss on the transfer of the Nevada and Other Alaska Business, which was comprised of a working capital contribution of $3,168,825 and the Nevada and Other Alaska Business assets and liabilities as at the effective date of the Arrangement.  Costs of the Arrangement, comprised principally of legal and regulatory expense, off-set by property facilitation payments and interest from payments made in connection with the Chisna spin-out property, amounted to a net expense of $148,940, $496,638 and $129,671 during the fiscal years ended December 31, 2011, May 31, 2011, and May 31, 2010, respectively.

The Arrangement was approved by a favorable vote of ITH’s shareholders at a special meeting held on August 12, 2010.

The following table shows the results related to discontinued operations for the years ended May 31, 2011 and May 31, 2010.

	May 31, 2011	May 31, 2010
Consulting fees	255,159	1,022,483
Foreign exchange (gain) loss	(19,510)	6,741
Insurance	9,698	35,325
Investor relations	125,540	307,036
Mineral property exploration	140,888	69,886
Office	6,927	27,798
Other	9,508	28,829
Professional fees	39,122	171,288
Regulatory	3,664	61,991
Rent	5,091	24,575
Travel	5,401	35,442
Wages and benefits	456,424	1,660,913

	$1,037,912	$3,452,307

The transfer of the assets is summarized in the table below:

August 25, 2010
Cash and cash equivalents	$1,128,158
Accounts receivable	187
Prepaid expenses	3,000
Mineral Properties	3,590,657
Accounts payable	(725,012)

Net assets transferred to Corvus	$3,996,990

Liquidity and Capital Resources

The Company has no revenue generating operations from which it can internally generate funds.  To date, the Company’s ongoing operations have been predominantly financed through sale of its equity securities by way of private placements and the subsequent exercise of share purchase and broker warrants and options issued in connection with such private placements.  However, the exercise of warrants/options is dependent primarily on the market price and overall market liquidity of the Company’s securities at or near the expiry date of such warrants/options (over which the Company has no control) and therefore there can be no guarantee that any existing warrants/options will be exercised.

As at December 31, 2012, the Company reported cash and cash equivalents of $30,170,905 compared to $54,712,073 at December 31, 2011.  The decrease of approximately $24.5 million resulted mainly from expenditures on the Livengood Gold Project through the 2012 exploration season, advancing work towards the FS, as well as the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project.  The Company continues to utilize its cash resources to fund the Livengood Gold Project exploration, permitting, feasibility study completion, including related metallurgical and geotechnical studies, and corporate administrative requirements.

Investing activities comprised primarily of mineral property acquisitions of $2,127,693 (December 31, 2011 - $25,317,690; May 31, 2011 — $30,215; May 31, 2010 - $0).  Mineral property acquisitions during 2012 and 2011 related to certain mining claims and related rights in the vicinity of the Livengood Gold Project.

Financing activities provided $29,214,249 during the year ended December 31, 2012 (December 31, 2011 - $221,119; May 31, 2011 - $109,545,546; May 31, 2010 — $39,196,727) on the issuance of common shares through a non-brokered private placement.  During the third quarter of 2012, the Company closed a non-brokered private placement financing through the issuance of 11,384,719 common shares.  The shares were issued in two stages.  The first stage closed on August 3, 2012 and consisted of 9,458,308 common shares issued at C$2.60 per share for gross proceeds of $24,626,029.  The second stage of the offering closed on September 17, 2012 and consisted of 1,926,411 common shares issued at C$2.5955 per share for gross proceeds of $5,142,500. The Company paid a cash finder’s fee of 4% of gross proceeds in connection with C$10,000,000 of the total offering.  Total share issuance costs for this non-brokered private placement financing amounted to $554,280.

As at December 31, 2012, the Company had working capital of $27,676,797 compared to working capital of $45,813,618 at December 31, 2011.  The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its planned activities for 2013.  To advance the Livengood Gold Project towards permitting and development at its optimal timeline, the Company anticipates continuing its investigations, studies and drilling programs and anticipates spending approximately $24 million during the year ending December 31, 2013.  The additional financing completed by the Company in the third quarter of 2012 will fund the continued operations for the 2013 fiscal year and the planned activities for completing the FS.  The Company will require significant additional financing to continue its operations (including general and administrative expenses) beyond the anticipated completion of the FS, particularly in connection with any post FS activities at Livengood and the development of any mine that may be determined to be built at Livengood, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all.  In addition, any significant delays in the issuance of required permits for the ongoing work at Livengood, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets.  See “Risk Factors — We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.”  The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise.  Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes.  Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at Livengood to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2013 fiscal year.

Other than cash held by its subsidiaries for their immediate operating needs in Alaska and Colorado, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank or invested in Government of Canada Treasury Bills or Banker’s Acceptances issued by major Canadian chartered banks.  The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.  However, to achieve greater security for the preservation of its capital, the Company has, of necessity, been required to accept lower rates of interest which has also lowered its potential interest income.

Contractual Obligations

The following table discloses, as of December 31, 2012, the Company’s contractual obligations for optional mineral property payments and work commitments and committed office and equipment lease obligations.  The table also includes amounts payable under the purchase agreement related to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project (“Livengood Property Purchase”). The Company does not have any other long-term debt or loan obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease and/or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the

Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
Contractual Obligations	Total	2013	2014	2015	2016	2017	2018 and beyond
Livengood Property Purchase(1)	$22,400,000	$—	$—	$—	$22,400,000	$—	$—
Mineral Property Leases(2)(3)	2,384,378	396,563	396,563	396,563	396,563	396,563	401,563
Mining Claim Government Fees	534,660	89,110	89,110	89,110	89,110	89,110	89,110
Office and Equipment Lease Obligations	345,056	215,476	105,212	6,092	6,092	6,092	6,092
Total Contractual Obligations	$25,664,094	$701,149	$590,885	$491,765	$22,891,765	$491,765	$496,765

Notes:

(1)                                 The amount payable in December 2016 of $22,400,000 represents the fair value of the Company’s derivative liability as at December 31, 2012 and will be revalued at each subsequent reporting period.

(2)                                 Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work that will actually be carried out by the Company.

(3)                                 Does not include potential royalties that may be payable (other than annual minimum royalty payments).

Summary of Quarterly Results

	December 31, 2012	September 30, 2012	June 30, 2012	March 31,2012
Net loss	$(7,258,397)	$(25,033,780)	$(12,909,320)	$(11,441,965)
Basic and diluted net loss per common share	$(0.07)	$(0.27)	$(0.15)	$(0.13)

Description	4 months December 31, 2011	August 31, 2011	May 31, 2011	February 28, 2011
Net loss	$(16,727,561)	$(26,582,396)	$(12,980,035)	$(8,321,545)
Basic and diluted net loss per common share	$(0.19)	$(0.31)	$(0.15)	$(0.10)

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Critical Accounting Policies

Mineral properties and exploration and evaluation expenditures

The Company’s mineral project is currently in the exploration and evaluation phase.  Mineral property acquisition costs are capitalized when incurred.  Mineral property exploration costs are expensed as incurred.  At such time that the Company determines that a mineral property can be economically developed, subsequent mineral property expenses will be capitalized during the development of such property.

The Company assesses interests in exploration properties for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount.  Impairment analysis includes assessment of the following circumstances: a significant decrease in the market price of a long-lived asset or asset group; a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  The term more likely than not refers to a level of likelihood that is more than 50%.

Derivative

Derivative financial liabilities include the Company’s future contingent payment valued using estimated future gold prices.  Derivatives are initially recognized at their fair value on the date the derivative contract is entered into and are subsequently re-measured at their fair value at each reporting period with changes in the fair value recognized in profit and loss.

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity based compensation awards to be accounted for using the fair value method.  The Company uses the Black-Scholes option pricing model to determine the grant date fair value of the awards.  Compensation expense is measured at the grant date and recognized over the requisite service period, which is generally the vesting period.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has exposure to market risk in areas of interest rate risk, foreign currency exchange rate risk, and other price risk.

Interest Rate Risk

Interest rate risk consists of the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

The Company’s cash and cash equivalents consists of cash and cash equivalents held in bank accounts and short term deposit certificates of Guaranteed Investment Certificates with two major Canadian financial institutions that earn interest at variable interest rates.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values.

At December 31, 2012, the Company held a total of $27,367,356 (December 31, 2011 - $44,314,644) cash equivalents which consist of interest saving accounts and Guaranteed Investment Certificates (“GICs”):

	Quantity	Maturity Date	Annual Yield

TD Mortgage Corporation (GIC)	$4,522,950	April 16, 2013	1.45%
Investment savings accounts	7,499,805
Cashable term deposit	15,344,601	February 6, 2013	0.29%
	$27,367,356

The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.  The Company’s sensitivity analysis suggests that a 0.5% change in interest rates would affect interest income by approximately $100,000.

Foreign Currency Risk

The Company is exposed to foreign currency risk to the extent that certain monetary financial instruments and other assets are denominated in Canadian dollars.  As the majority of the Company’s assets, aside from cash, are denominated in US dollars, currency risk is limited to those Canadian cash balances.  The Company has not entered into any foreign currency contracts to mitigate this risk.  The Company’s sensitivity analysis suggests that a consistent 5% change in the absolute rate of exchange for the Canadian dollar would affect net assets by approximately $100,000. Furthermore, depending on the amount of cash held by the Company in Canadian dollars at the end of each reporting period using the period end exchange rate, significant changes in the exchange rates could cause significant changes to the currency translation amounts recorded to accumulated other comprehensive income.

As at December 31, 2012, USD amounts were converted at a rate of C$1 to US $1.0051.

Credit Risk

Concentration of credit risk exists with respect to the Company’s Canadian cash and cash equivalents as all amounts are held at two major Canadian financial institutions.  Credit risk with regard to cash held in the United States is mitigated as the amount held in the United States is only sufficient to cover short-term requirements.  With respect to receivables at December 31, 2012, the Company is not exposed to significant credit risk as the receivables are principally interest accruals.

Other Price Risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk.  The Company’s investment in marketable securities is exposed to such risk.  The Company’s derivative liability, which consists of a future contingent payment valued using estimated future gold prices, is also exposed to other price risk.  See Note 8 of the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The fair value of this liability will fluctuate with the average daily price of gold as well as with future projections for the average price of gold over the life of the obligation.  For every dollar change in the average daily price of gold, the value of the derivative liability will change by $23,148.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders of International Tower Hill Mines Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of International Tower Hill Mines Ltd. (the Company) at December 31, 2012 and the results of the Company’s operations and cash flows for the year then ended and cumulatively for the period from January 1, 2012 to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of the Annual Report on Form 10-K.  Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audit. We did not audit the cumulative statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the period from June 1, 1997 (date of inception) to December 31, 2011. These statements were audited by other auditors who expressed unqualified opinions on the cumulative amounts. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, British Columbia
March 13, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of

International Tower Hill Mines Ltd.

We have audited the accompanying consolidated balance sheet of International Tower Hill Mines Ltd. (the “Company”), as of December 31, 2011 and the related consolidated statements of comprehensive loss, changes in shareholders’ equity, cash flows for the period ended December 31, 2011 and for the period June 1, 1997 (date of inception) to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (US). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of International Tower Hill Mines Ltd. as at December 31, 2011 and the results of their operations and their cash flows for the period ended December 31, 2011 and for the period June 1, 1997 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Without modifying our opinion, we draw attention to Note 1 that states the Company has no source of revenue, and has significant cash requirements that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MacKay LLP

Vancouver, Canada
March 16, 2012	Chartered Accountants

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

As at December 31, 2012 and December 31, 2011

(Expressed in US Dollars)

	Note	December 31, 2012	December 31, 2011
ASSETS

Current assets
Cash and cash equivalents		$30,170,905	$54,712,073
Marketable securities		180,415	297,443
Accounts receivable		262,516	460,970
Advance to contractors		582,009	480,000
Prepaid expenses		228,221	182,747
Total current assets		31,424,066	56,133,233

Property and equipment		89,714	124,981
Capitalized acquisition costs	7	55,173,564	53,045,871

Total assets		$86,687,344	$109,304,085

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$1,198,771	$935,273
Accrued liabilities		2,548,498	884,342
Payable for mineral rights and claims	7	—	8,500,000
Total current liabilities		3,747,269	10,319,615

Non-current liabilities
Derivative liability	8	22,400,000	20,800,000

Total liabilities		26,147,269	31,119,615

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 98,068,638 and 86,683,919 shares issued and outstanding at December 31, 2012 and 2011, respectively	10	236,401,096	207,186,847
Contributed surplus		28,589,591	19,382,616
Accumulated other comprehensive income		4,101,968	3,524,125
Deficit accumulated during the exploration stage		(208,552,580)	(151,909,118)

Total shareholders’ equity		60,540,075	78,184,470

Total liabilities and shareholders’ equity		$86,687,344	$109,304,085

Nature and continuance of operations (note 1)

Commitments (note 12)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Year Ended December 31, 2012, the Seven Month Period Ended December 31, 2011, and

the Years Ended May 31, 2011 and 2010

(Expressed in US Dollars)

	Note	December 31, 2012	December 31, 2011	May 31, 2011	May 31, 2010	From Inception

Operating Expenses
Consulting fees		$3,310,425	$1,811,004	$1,559,270	$3,494,322	$13,624,057
Depreciation		31,660	21,830	42,081	26,731	243,831
Insurance		310,549	129,600	213,737	120,721	916,177
Investor relations		479,836	323,391	1,230,624	1,049,293	4,400,704
Mineral property exploration	7	36,253,519	32,550,518	37,749,156	20,518,379	144,029,049
Office		160,047	133,431	279,888	93,046	897,257
Other		73,145	25,257	147,398	98,625	1,734,515
Professional fees		613,056	651,000	651,078	577,166	3,102,385
Regulatory		174,542	134,084	186,818	210,399	954,698
Rent		251,835	144,935	166,535	83,987	850,988
Travel		283,708	200,531	208,736	121,123	1,194,256
Wages and benefits		13,643,058	10,000,236	5,467,453	5,518,011	38,410,558
Write-down of mineral properties		—	—	—	643,129	1,605,522

Total operating expenses		(55,585,380)	(46,125,817)	(47,902,774)	(32,554,932)	(211,963,997)

Other income (expense)
Gain on foreign exchange		68,113	72,762	90,918	188,133	322,625
Interest income		183,253	592,038	670,469	109,766	2,503,297
Income from mineral property earn-in		290,552	—	216,152	154,040	660,744
Spin-out cost	2	—	(148,940)	(496,638)	(129,671)	(775,249)
Unrealized (loss)/gain on derivative	8	(1,600,000)	2,300,000	—	—	700,000

Total other income (expense)		(1,058,082)	2,815,860	480,901	322,268	3,411,417

Loss from continuing operations		(56,643,462)	(43,309,957)	(47,421,873)	(32,232,664)	(208,552,580)
Loss from discontinued operations		—	—	(1,037,912)	(3,452,307)	(19,630,113)

Net loss for the period		(56,643,462)	(43,309,957)	(48,459,785)	(35,684,971)	(228,182,693)

Other comprehensive income (loss)
Unrealized (loss)/gain on marketable securities		(163,176)	(357,473)	172,164	95,980	(368,699)
Exchange difference on translating foreign operations		741,019	(3,644,910)	6,481,530	(1,552,044)	4,470,667
Total other comprehensive income (loss) for the period		577,843	(4,002,383)	6,653,694	(1,456,064)	4,101,968

Comprehensive loss for the period		$(56,065,619)	$(47,312,340)	$(41,806,091)	$(37,141,035)	$(224,080,725)

Basic and fully diluted net loss per share from continuing operations		$(0.62)	$(0.50)	$(0.61)	$(0.54)
Basic and fully diluted net loss per share from discontinued operations		$—	$—	$(0.01)	$(0.06)
Basic and fully diluted net loss per share		$(0.62)	$(0.50)	$(0.62)	$(0.60)

Weighted average number of shares outstanding		91,112,934	86,683,919	77,550,644	59,603,193

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Cumulative Period From Inception to December 31, 2012

(Expressed in US Dollars)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, at June 1, 1997	6,693,432	$2,141,309	$—	$—	$(1,420,902)	$720,407
Exchange difference on translating foreign operations	—	—	—	(69,021)	—	(69,021)
Net loss	—	—	—	—	(607,831)	(607,831)
Balance, May 31, 1998	6,693,432	2,141,309	—	(69,021)	(2,028,733)	43,555
Shares issued for debt settlement	235,418	62,376			—	62,376
Private placement	300,000	79,488	—	—	—	79,488
Exercise of warrants	300,000	79,488	—	—	—	79,488
Exchange difference on translating foreign operations	—	—	—	2,930	—	2,930
Net loss	—	—	—	—	(75,739)	(75,739)
Balance, May 31, 1999	7,528,850	2,362,661	—	(66,091)	(2,104,472)	192,098
Private placement	750,000	152,843	—	—	—	152,843
Exercise of warrants	250,000	50,947	—	—	—	50,947
Exchange difference on translating foreign operations	—	—	—	(11,103)	—	(11,103)
Net income	—	—	—	—	115,174	115,174
Balance, May 31, 2000	8,528,850	2,566,451	—	(77,194)	(1,989,298)	499,959
Exercise of warrants	483,333	95,729	—	—	—	95,729
Exchange difference on translating foreign operations	—	—	—	(12,447)	—	(12,447)
Net loss	—	—			(124,066)	(124,066)
Balance, May 31, 2001	9,012,183	2,662,180	—	(89,641)	(2,113,364)	459,175
Exchange difference on translating foreign operations	—	—	—	1,490	—	1,490
Net loss	—	—	—		(83,882)	(83,882)
Balance, May 31, 2002	9,012,183	2,662,180	—	(88,151)	(2,197,246)	376,783
Exchange difference on translating foreign operations	—	—	—	40,884	—	40,884
Net loss	—	—	—	—	(51,193)	(51,193)
Balance, May 31, 2003	9,012,183	2,662,180	—	(47,267)	(2,248,439)	366,474
Exchange difference on translating foreign operations	—	—	—	2,517	—	2,517
Net loss	—	—	—	—	(126,247)	(126,247)
Balance, May 31, 2004	9,012,183	2,662,180	—	(44,750)	(2,374,686)	242,744
Exchange difference on translating foreign operations	—	—	—	20,667	—	20,667
Net loss	—	—	—	—	(159,000)	(159,000)
Balance, May 31, 2005	9,012,183	$2,662,180	—	$(24,083)	$(2,533,686)	$104,411

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (cont’d)

(Expressed in US Dollars)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, May 31, 2005	9,012,183	$2,662,180	$—	$(24,083)	$(2,533,686)	$104,411
Private placement	1,000,000	170,420	—	—	—	170,420
Exchange difference on translating foreign operations	—	—	—	17,977	—	17,977
Net loss	—	—	—	—	(108,900)	(108,900)
Balance, May 31, 2006	10,012,183	2,832,600	—	(6,106)	(2,642,586)	183,908
Private placement (brokered)	11,704,105	19,452,055	—	—	—	19,452,055
Private placement (non-brokered)	9,199,718	6,577,908	—	—	—	6,577,908
Agent’s commission	561,365	847,600	—	—	—	847,600
Agent’s compensation options	—	—	1,045,359	—	—	1,045,359
Shares issues for property acquisition	5,997,295	6,651,750	—	—	—	6,651,750
Exercise of warrants	420,751	456,460	—	—	—	456,460
Exercise of options	348,812	382,762	—			382,762
Stock based compensation	—	—	5,046,421	—	—	5,046,421
Reallocation from contributed surplus	—	217,813	(217,813)	—	—	—
Share issuance costs	—	(2,718,443)	—	—	—	(2,718,443)
Exchange difference on translating foreign operations	—	—	—	946,575	—	946,575
Net loss	—	—	—	—	(12,242,684)	(12,242,684)
Balance, May 31, 2007	38,244,229	34,700,505	5,873,967	940,469	(14,885,270)	26,629,671
Exercise of warrants	1,685,542	1,046,032	—	—	—	1,046,032
Exercise of options	14,121	15,495	—	—	—	15,495
Stock based compensation	—	—	367,957	—	—	367,957
Reallocation from contributed surplus	—	9,657	(9,657)	—	—	—
Share issuance costs	—	15,710	—	—	—	15,710
Exchange difference on translating foreign operations	—	—	—	1,889,868	—	1,889,868
Net loss	—	—	—	—	(11,801,240)	(11,801,240)
Balance, May 31, 2008	39,943,892	$35,787,399	$6,232,267	$2,830,337	$(26,686,510)	$18,163,493

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (cont’d)

(Expressed in US Dollars)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, May 31, 2008	39,943,892	$35,787,399	$6,232,267	$2,830,337	$(26,686,510)	$18,163,493
Private placement	4,200,000	8,225,700	—	—	—	8,225,700
Exercise of warrants	11,017,044	23,110,910	—	—	—	23,110,910
Exercise of options	792,037	1,715,816	—	—	—	1,715,816
Stock based compensation	—	—	3,576,425	—	—	3,576,425
Agents compensation warrants	—	—	250,092	—	—	250,092
Reallocation from contributed surplus	—	1,041,230	(1,041,230)	—	—	—
Shares issues for property acquisition	505,000	679,054	—	—	—	679,054
Share issuance costs	—	(1,017,639)	—	—	—	(1,017,639)
Unrealized gain/(loss) on available-for-sale securities	—	—	—	(116,194)	—	(116,194)
Exchange difference on translating foreign operations	—	—	—	(385,265)	—	(385,265)
Net loss	—	—	—	—	(17,398,008)	(17,398,008)
Balance, May 31, 2009	56,457,973	69,542,470	9,017,554	2,328,878	(44,084,518)	36,804,384
Private placement	6,286,248	33,175,762	—	—	—	33,175,762
Exercise of warrants	245,901	568,285	—	—	—	568,285
Exercise of options	2,907,800	6,708,853	—	—	—	6,708,853
Stock based compensation	—	—	9,294,081	—	—	9,294,081
Reallocation from contributed surplus	—	5,519,172	(5,519,172)	—	—	—
Shares issued for property acquisition	220,000	760,672	—	—	—	760,672
Share issuance costs	—	(1,256,173)	—	—	—	(1,256,173)
Unrealized gain/(loss) on available-for-sale securities	—	—	—	95,980	—	95,980
Exchange difference on translating foreign operations	—	—	—	(1,552,044)	—	(1,552,044)
Net loss	—	—	—	—	(35,684,971)	(35,684,971)
Balance, May 31, 2010	66,117,922	$115,019,041	$12,792,463	$872,814	$(79,769,489)	$48,914,829

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (cont’d)

(Expressed in US Dollars)

	Number of shares (old)	Share capital (old)	Number of shares (new)	Share capital (new)	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, May 31, 2010	66,117,922	$115,019,041	—	$—	$12,792,463	$872,814	$(79,769,489)	$48,914,829
Exercise of warrants	48,099	111,158	—	—	—	—	—	111,158
Exercise of options	1,062,200	2,584,246	—	—	—	—	—	2,584,246
Stock based compensation	—	—	—	—	3,730,684	—	—	3,730,684
Reallocation from contributed surplus	—	2,162,578	—	—	(2,162,578)	—	—	—
Share issuance costs	—	(8,323)	—	—	—	—	—	(8,323)
Transfer of Nevada and Other Alaska Business to Corvus	—	—	—	—	(23,627,103)	—	19,630,113	(3,996,990)
Working capital contribution to Corvus	—	—	—	—	(3,168,825)	—	—	(3,168,825)
Distribution of the common shares of Corvus to ITH shareholders as a return of capital	—	(26,795,928)	—	—	26,795,928	—	—	—
Exchange of old shares of ITH for new shares of ITH at a ratio of 1:1	(67,228,221)	(93,072,772)	67,228,221	93,072,772	—	—	—	—
Adjustment due to rounding	—	—	(107)	—	—	—	—	—
Private placement	—	—	17,505,805	109,190,595	—	—	—	109,190,595
Exercise of options	—	—	1,915,000	5,808,797	—	—	—	5,808,797
Stock based compensation	—	—	—	—	508,322	—	—	508,322
Reallocation of contributed surplus	—	—	—	3,037,959	(3,037,959)	—	—	—
Share issuance costs	—	—	—	(4,237,980)	—	—	—	(4,237,980)
Unrealized gain/(loss) on available-for-sale securities	—	—	—	—	—	172,164	—	172,164
Exchange difference on translating foreign operations	—	—	—	—	—	6,481,530	—	6,481,530
Net loss	—	—	—	—	—	—	(48,459,785)	(48,459,785)
Balance, May 31, 2011	—	$—	86,648,919	$206,872,143	$11,830,932	$7,526,508	$(108,599,161)	$117,630,422

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (cont’d)

(Expressed in US Dollars)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, May 31, 2011	86,648,919	$206,872,143	$11,830,932	$7,526,508	$(108,599,161)	$117,630,422
Exercise of options	35,000	221,119	—	—	—	221,119
Stock based compensation	—	—	7,645,269	—	—	7,645,269
Reallocation from contributed surplus	—	93,585	(93,585)	—	—	—
Unrealized gain/(loss) on available-for-sale securities	—	—	—	(357,473)	—	(357,473)
Exchange difference on translating foreign operations	—	—	—	(3,644,910)	—	(3,644,910)
Net loss	—	—	—		(43,309,957)	(43,309,957)
Balance, December 31, 2011	86,683,919	$207,186,847	$19,382,616	$3,524,125	$(151,909,118)	$78,184,470
Private placement	11,384,719	29,768,529	—	—	—	29,768,529
Share issuance costs	—	(554,280)	—	—	—	(554,280)
Stock based compensation	—	—	9,206,975	—	—	9,206,975
Unrealized gain/(loss) on available-for-sale securities	—	—	—	(163,176)	—	(163,176)
Exchange difference on translating foreign operations	—	—	—	741,019	—	741,019
Net loss	—	—	—	—	(56,643,462)	(56,643,462)
Balance, December 31, 2012	98,068,638	$236,401,096	$28,589,591	$4,101,968	$(208,552,580)	$60,540,075

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2012, the Seven Month Period Ended December 31, 2011, and

the Years Ended May 31, 2011 and 2010

(Expressed in US Dollars)

	December 31, 2012	December 31, 2011	May 31, 2011	May 31, 2010	From Inception
Operating Activities
Loss for the period from continuing operations	$(56,643,462)	$(43,309,957)	$(47,421,873)	$(32,232,664)	$(208,552,580)
Add items not affecting cash:
Depreciation	31,660	21,830	42,081	26,731	243,831
Share-based payments	9,206,975	7,645,269	3,450,477	7,190,152	33,314,710
Unrealized gain (loss) on derivative liability	1,600,000	(2,300,000)	—	—	(700,000)
Spin-out recovery	—	—	(119,169)	(135,170)	(254,339)
(Gain) loss on foreign exchange	—	(72,762)	(90,918)	(188,133)	(254,512)
Write-down of mineral properties	—	—	—	643,129	1,605,522
Other	(42,017)	—	—	—	(285,323)
Changes in non-cash items:
Accounts receivable	174,537	(283,612)	(74,996)	(31,521)	(272,213)
Prepaid expenses	(42,512)	184,143	(108,188)	(136,680)	(364,488)
Advance to contractors	(102,009)	689,730	(274,639)	—	313,082
Accounts payable and accrued liabilities	(6,582,823)	6,801,773	2,254,754	664,542	3,739,083
Cash used in operating activities of continuing operations	(52,399,651)	(30,623,586)	(42,342,471)	(24,199,614)	(171,467,227)
Cash provided by (used in) operating activities of discontinued operations	—	—	401,805	(1,426,422)	(12,786,324)

Financing Activities
Issuance of share capital	29,768,529	221,119	117,694,796	40,452,900	251,751,411
Share issuance costs	(554,280)	—	(4,246,303)	(1,256,173)	(7,643,229)
Cash provided by financing activities of continuing operations	29,214,249	221,119	113,448,493	39,196,727	244,108,182
Cash used in financing activities of discontinued operations	—	—	(3,902,947)	—	(3,902,947)

Investing Activities
Proceeds from sale of available-for-sale securities	—	—	—	—	172,734
Capitalized acquisition costs	(2,127,693)	(25,317,690)	(30,215)	—	(27,781,245)
Expenditures on property and equipment, net	3,635	(2,968)	(105,172)	(38,719)	(332,415)
Cash used in investing activities of continuing operations	(2,124,058)	(25,320,658)	(135,387)	(38,719)	(27,940,926)
Cash used in investing activities of discontinued operations	—	—	—	(234,671)	(312,593)

Effect of foreign exchange on cash of continuing operations	768,292	(4,331,678)	5,547,747	(1,428,316)	3,007,616
Effect of foreign exchange on cash of discontinued operations	—	—	101,608	18,807	(534,876)
(Decrease) increase in cash and cash equivalents	(24,541,168)	(60,054,803)	73,118,848	11,887,792	30,170,905
Cash and cash equivalents, beginning of period	54,712,073	114,766,876	41,648,028	29,760,236	—
Cash and cash equivalents, end of period	$30,170,905	$54,712,073	$114,766,876	$41,648,028	$30,170,905

Supplemental cash flow information (note 13)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

1.                                      GENERAL INFORMATION, NATURE AND CONTINUANCE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada.  The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.  International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (formerly “Talon Gold Alaska, Inc.”) (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (formerly “Talon Gold (US) LLC”) (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation).  The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed.  At December 31, 2012, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

These consolidated financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.  The Company’s ability to continue as a going-concern is dependent upon achieving profitable operations and/or obtaining additional financing.  During 2012, the Company raised $29,214,249 through the issuance of common shares and has working capital at December 31, 2012 of $27,676,797 which is considered sufficient to fund its operations and exploration program for the ensuing year.

The business of mining and exploration involves a high degree of risk and there can be no assurance that current exploration programs will result in profitable mining operations.  The Company has no source of revenue, and has significant cash requirements to meet its administrative overhead and maintain its mineral property interests.  The recoverability of amounts shown for capitalized acquisition costs is dependent on several factors.  These include the discovery of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development of these properties, and future profitable production or proceeds from disposition of capitalized acquisition costs.  The success of the above initiatives cannot be assured.  In the event that the Company is unable to obtain the necessary financing in the short-term, it may be necessary to defer certain discretionary expenditures and other planned activities.

2.                                      DISCONTINUED OPERATIONS AND TRANSFER OF EXPLORATION AND EVALUATION ASSETS

On August 26, 2010, the Company completed a Plan of Arrangement (the “Arrangement”) under the British Columbia Business Corporation Act pursuant to which it indirectly transferred all of its existing Alaska assets (other than the Livengood Gold Project and associated assets), being the Chisna, West Pogo, Terra and LMS properties and related assets, and its Nevada assets, being the North Bullfrog property and related assets, (collectively, the “Nevada and Other Alaska Business”) to a new public company, Corvus Gold Inc. (“Corvus”).  Under the Arrangement, each shareholder of ITH received (as a return of capital) one Corvus common share for every two ITH common shares held as at the effective date of the Arrangement and exchanged each old common share of ITH for a new common share of ITH.  As part of the Arrangement, ITH transferred its wholly-owned subsidiaries, Raven Gold Alaska Inc. (“Raven Gold”), incorporated in Alaska, United States, and Corvus Gold Nevada Inc. (formerly “Talon Gold Nevada Inc.”), incorporated in Nevada, United States, (which held the North Bullfrog property) to Corvus.  As a consequence of the completion of the Arrangement, Corvus now holds the Terra, Chisna, LMS, West Pogo and North Bullfrog properties (the “Spin-out Properties”).

The Company did not realize any gain or loss on the transfer of the Nevada and Other Alaska Business, which was comprised of a working capital contribution of $3,168,825 and the other Nevada and Other Alaska Business assets and liabilities as at the effective date of the Arrangement.  Costs of the Arrangement, comprised principally of tax, legal and regulatory expenses, amounted to $148,940, $496,638 and $129,671 during the fiscal years ended December 31, 2011, May 31, 2011, and May 31, 2010, respectively.

The Arrangement was approved by a favorable vote of ITH’s shareholders at a special meeting held on August 12, 2010.

The Company has accounted for the financial results associated with the Nevada and Other Alaska Business up to the date of the Arrangement as discontinued operations in these consolidated financial statements and has reclassified the related amounts for the prior years.

The following table shows the results related to discontinued operations for the years ended May 31, 2011 and May 31, 2010.

	May 31, 2011	May 31, 2010
Consulting fees	255,159	1,022,483
Foreign exchange (gain) loss	(19,510)	6,741
Insurance	9,698	35,325
Investor relations	125,540	307,036
Mineral property exploration	140,888	69,886
Office	6,927	27,798
Other	9,508	28,829
Professional fees	39,122	171,288
Regulatory	3,664	61,991
Rent	5,091	24,575
Travel	5,401	35,442
Wages and benefits	456,424	1,660,913

	$1,037,912	$3,452,307

The transfer of the assets is summarized in the table below:

August 25, 2010

Cash and cash equivalents	$1,128,158
Accounts receivable	187
Prepaid expenses	3,000
Capitalized acquisition costs	3,590,657
Accounts payable	(725,012)

Net assets transferred to Corvus	$3,996,990

3.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  In prior years, the Company had prepared its financial statements under International Financial Reporting Standards (“IFRS”) for reporting as permitted by security regulators in Canada, as well as in the United States under the status of a foreign private issuer as defined by the US Securities and Exchange Commission (the “SEC”).  In the third quarter of 2012, the Company determined that it no longer qualified as a foreign private issuer under the SEC rules.  As a result, beginning January 1, 2013 the Company is required to report with the SEC on domestic forms and comply with domestic company rules in the United States.  The transition to US GAAP was made retrospectively for all periods from the Company’s inception.

The Company changed its fiscal year end from May 31 to December 31 during 2011.  This change was made to better align the Company’s financial reporting with its operational and budgeting cycle as well as align the financial reporting to those of other industry participants in the mineral resource exploration, development and production sectors.

Basis of consolidation

These consolidated financial statements include the accounts of ITH and its wholly owned subsidiaries TH Alaska, TH US, LPI and 813034 Alberta Ltd.  All intercompany transactions and balances have been eliminated.

Significant judgments, estimates and assumptions

The preparation of financial statements in accordance with US GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  These judgments, estimates and assumptions are regularly evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances.  While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

The areas which require significant judgment and estimates that management has made at the financial reporting date, that could result in a material change to the carrying amounts of assets and liabilities, in the event actual results differ from the assumptions made, relate to, but are not limited to the following:

Significant estimates

a)             the fair value determination and inputs used in the valuation of the derivative liability;

b)             the inputs used in determining the fair value of share-based payments upon granting of stock options;

c)              amounts of provisions, if any, for environmental rehabilitation and restoration.

Significant judgments

a)             the determination of functional currencies; and

b)             the analysis of resource calculations, drill results, labwork, etc. which can impact the Company’s assessment of impairments, and provisions, if any, for environmental rehabilitation and restoration.

Cash and cash equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less, and which are subject to an insignificant risk of change in value.  Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes.

Marketable securities

Marketable securities held in companies with an active market are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value in the financial statements with unrealized gains and losses recorded in accumulated other comprehensive income.  Accumulated unrealized gains and losses are recognized in the statement of operations upon the sale of the security or if the security is determined to be impaired.

Property and equipment

On initial recognition, property and equipment are valued at cost.  Property and equipment is subsequently measured at cost less accumulated depreciation, less any accumulated impairment losses, with the exception of land which is not depreciated. Depreciation is recorded over the estimated useful life of the assets at the following annual rates:

Computer equipment - 30% declining balance;

Computer software - 3 years straight line;

Furniture and equipment -   20% declining balance; and

Leasehold improvements - straight-line over the lease term.

Additions during the year are depreciated at one-half the annual rates.  Depreciation methods, useful lives and residual values are reviewed at each financial year-end and adjusted if appropriate.

Mineral properties and exploration and evaluation expenditures

The Company’s mineral project is currently in the exploration and evaluation phase.  Mineral property acquisition costs are capitalized when incurred.  Mineral property exploration costs are expensed as incurred.  At such time that the Company determines that a mineral property can be economically developed, subsequent mineral property expenses will be capitalized during the development of such property.

The Company assesses interests in exploration properties for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount.  Impairment analysis includes assessment of the following circumstances: a significant decrease in the market price of a long-lived asset or asset group; a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  The term more likely than not refers to a level of likelihood that is more than 50%.

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate and recorded at the time environmental disturbance occurs.  The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income.  The Company does not have any material provisions for environmental rehabilitation as of December 31, 2012.

Derivatives

Derivative financial liabilities include the Company’s future contingent mineral property payment valued using estimated future gold prices.  Derivatives are initially recognized at their fair value on the date the derivative contract is entered into and are subsequently re-measured at their fair value at each reporting period with changes in the fair value recognized in the statement of operations.

Income taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive.

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity based compensation awards to be accounted for using the fair value method.  The Company uses the Black-Scholes option pricing model to determine the grant date fair value of the awards.  Compensation expense is measured at the grant date and recognized over the requisite service period, which is generally the vesting period.

Other comprehensive income

Components of other comprehensive income/loss consist of unrealized gains/losses on available-for-sale securities and cumulative translation adjustments on foreign subsidiaries.  Unrealized gains/losses on available-for-sale securities are net of any realized gains or losses on the sale of securities or impairment losses.

Adoption of US GAAP

During 2012 the Company transitioned its accounting from IFRS to US GAAP.  The transition was made retrospectively for all periods from the Company’s inception on May 26, 1978.  The transition to US GAAP included adoption of any relevant accounting pronouncements effective for fiscal years ended prior to December 31, 2012.

4.                                      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement.  The three levels of the fair value hierarchy are as follows:

•             Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities

•             Level 2 — Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,

•             Level 3 — Inputs that are not based on observable market data.

	Fair value as at December 31, 2012
	Level 1	Level 2
Financial assets:
Marketable securities (note 5)	$180,415	$—
	$180,415	$—
Financial liabilities:
Derivative liability (note 8)	$—	$22,400,000
	$—	$22,400,000

	Fair value as at December 31, 2011
	Level 1	Level 2
Financial assets:
Marketable securities (note 5)	$297,443	$—
	$297,443	$—
Financial liabilities:
Derivative liability (note 8)	$—	$20,800,000
	$—	$20,800,000

5.                                      MARKETABLE SECURITIES

The following table presents the fair value of marketable securities at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Marketable securities:
Millrock Resources Inc.	$150,262	$210,914
Ocean Park Ventures Corp.	30,153	86,529

Total marketable securities	$180,415	$297,443

On April 4, 2008, the Company sold its South Estelle, Alaska property to Millrock Resources Inc. (“Millrock”) for 650,000 Millrock shares or C$247,000 based upon their market value on that date of C$0.38 per share.

On March 15, 2010, the Company received the initial 200,000 common shares of Ocean Park Ventures Corp. (“OPV”), valued on that date at C$0.72 per share or C$144,000, in consideration for providing the resources for Raven Gold to enter into a joint venture with an Alaskan subsidiary of OPV on the Chisna property, Alaska.  The Company received an additional 200,000 common shares of OPV on March 15, 2011 and on March 14, 2012, valued on those dates at C$0.60 and C$0.21 per share, respectively, for a market value of C$120,000 and C$42,000, respectively.

The fair value adjustment for the year ended December 31, 2012 amounted to an unrealized loss of $163,176 (seven months ended December 31, 2011 - $357,473 loss).

6.                                      PROPERTY AND EQUIPMENT

The Company’s property and equipment balances are as follows at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Cost:	$331,646	$336,544
Accumulated depreciation:	(241,932)	(211,563)
Net book value	$89,714	$124,981

7.                                      CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, May 31, 2011	$5,337,224
Acquisition costs during the seven month period	47,708,647
Balance, December 31, 2011	53,045,871
Acquisition costs during the year	2,127,693
Balance, December 31, 2012	$55,173,564

The following table presents costs incurred for exploration and evaluation activities for the year ended December 31, 2012, the seven month period ended December 31, 2011 and for the year ended May 31, 2011:

	Year ended December 31, 2012	Seven months ended December 31, 2011	Year ended May 31, 2011
Exploration costs:
Aircraft services	$1,841,674	$2,227,652	$344,192
Assay	1,015,387	1,772,624	3,475,984
Drilling	9,138,130	10,278,084	13,532,481
Environmental	4,241,728	2,843,474	—
Equipment rental	1,536,794	1,127,954	2,002,645
Field costs	6,626,782	7,474,844	5,244,787
Geological/geophysical	10,958,255	5,681,777	9,901,724
Land maintenance & tenure	426,914	566,876	2,639,726
Legal	250,234	164,801	57,583
Surveying and mapping	145,967	406,452	—
Transportation and travel	71,654	5,980	550,034
Total expenditures for the period	$36,253,519	$32,550,518	$37,749,156

Properties acquired from AngloGold, Alaska

Pursuant to an Asset Purchase and Sale and Indemnity Agreement dated June 30, 2006, as amended on July 26, 2007, (the “AngloGold Agreement”) among the Company, AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold”) and TH Alaska, the Company acquired all of AngloGold’s interest in a portfolio of seven mineral exploration projects in Alaska and referred to as the Livengood, Chisna, Gilles, Coffee Dome, West Pogo, Blackshell, and Caribou properties (the “Sale Properties”) in exchange for a cash payment of $50,000 on August 4, 2006, and the issuance of 5,997,295 common shares, representing approximately 19.99% of the Company’s issued shares following the closing of the acquisition and two private placement financings raising an aggregate of C$11,479,348.  AngloGold has the right to maintain its percentage equity interest in the Company, on an ongoing basis, provided that such right will terminate if AngloGold’s interest falls below 10% at any time after January 1, 2009.

As further consideration for the transfer of the Sale Properties, the Company granted to AngloGold a 90 day right of first offer with respect to the Sale Properties and any additional mineral properties in Alaska in which the Company acquires an interest and which interest the Company proposes to farm out or otherwise dispose of.  If AngloGold’s equity interest in the Company is reduced to less than 10%, then this right of first offer will terminate.  Details of the Livengood Property (being the only Sale Property still held by the Company — see Note 2) are as follows:

Livengood Property:

The Livengood property is located in the Tintina gold belt approximately 110 kilometers (68 miles) north of Fairbanks, Alaska.  The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)                                     a lease of the Alaska Mental Health Trust mineral rights having an initial term of three years commencing July 1, 2004, subject to two extensions of three years each and subject to further extension beyond June 30, 2013 by payment of a flat annual fee of 125% of the last rate paid for advance minimum royalties and diligent pursuit of development.  The lease requires work expenditures of $10/acre/year in years 1 - 3, $20/acre/year in years 4-6 and $30/acre/year in years 7- 9 and advance minimum royalties of $5/acre/year in years 1 - 3, $15/acre/year in years 4- 6, $25/acre/year in years 7-9, and 125% of the year 9 payment in subsequent years (all of which advance minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease.   In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to lease 2) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the LPI share purchase transaction described below.  As of December 31, 2012 the Company has paid $1,014,800 from the inception of this lease.

b)                                     a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.   The lease requires an advance minimum royalty of $50,000 on or before each anniversary date, (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors.  The Company may purchase 1% of the royalty for $1,000,000.  As of December 31, 2012, the Company has paid $430,000 from the inception of this lease.

c)                                      a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid.  The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of 3% is payable to the lessors.  The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.  As of December 31, 2012, the Company has paid $95,000 from the inception of this lease.

d)                                     a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $15,000 on or before each anniversary date, (all of which minimum royalties are recoverable from production royalties).  The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties).  An NSR production royalty of 2% is payable to the lessor.  The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.  As of December 31, 2012, the Company has paid $53,000 from the inception of this lease.

Livengood acquisitions

In December 2011, the Company completed a transaction to acquire certain mining claims and related rights in the vicinity of the Livengood Gold Project.  This acquisition included both mining claims and all of the shares of Livengood Placers, Inc. (a Nevada corporation).  These assets were purchased for aggregate consideration of $36,600,000 allocated between cash consideration of $13,500,000 and a derivative liability of $23,100,000.  Of the $13,500,000 cash consideration, $5,000,000 was paid at the date of acquisition and $8,500,000 was paid in March

2012 and is included in “payable for mineral rights and claims “ on the consolidated balance sheets at December 31, 2011.  The derivative liability is a contingent payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition (see note 8).  The derivative liability (payable in December 2016) will equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce. If the Average Gold Price is less than $720, there will be no additional contingent payment.  The subject ground was previously vacant or was used for placer gold mining.

Also in December 2011, the Company exercised its option to acquire all the interests in the 169 State of Alaska claims previously held under a separate lease.  The Company paid total cash consideration of $11,044,000 for the acquisition of these State of Alaska mining claims that had an original term of ten years, commencing on September 11, 2006.

Title to mineral properties

The acquisition of title to mineral properties is a detailed and time-consuming process.  The Company has taken steps to verify title to mineral properties in which it has an interest.  Although the Company has taken every reasonable precaution to ensure that legal title to its properties is properly recorded in the name of the Company, there can be no assurance that such title will ultimately be secured.

8.                                      DERIVATIVE LIABILITY

As discussed in note 7 above, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska.  The aggregate consideration was $13,500,000 in cash plus an additional contingent payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition.  The contingent payment will equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce.  If the Average Gold Price is less than $720, there will be no additional contingent payment.

The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price.  The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group.  The CME Group represents the merger of the Chicago Mercantile Exchange (CME), the Chicago Board of Trade (CBOT), the New York Mercantile Exchange (NYMEX) and its commodity exchange division, Commodity Exchange, Inc. (COMEX).  Using this forward curve, the Company estimated an Average Gold Price five years from the date of acquisition of $1,720 per ounce of gold.  Based on the inputs and assumptions used in valuing the derivative liability, it has been classified as a Level 2 financial instrument.

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Fair value	Average Gold Price/oz.

Derivative value at December 13, 2011	$23,100,000	$1,720
Unrealized (gain) loss for the period	(2,300,000)
Derivative value at December 31, 2011	20,800,000	$1,619
Unrealized (gain) loss for the period	1,600,000
Derivative value at December 31, 2012	$22,400,000	$1,688

9.                                      INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the year ended December 31, 2012 and the seven month period ended December 31, 2011:

	December 31, 2012	December 31, 2011

Loss from continuing operations before income taxes	$(56,643,462)	$(43,309,957)
Statutory Canadian corporate tax rate	25.00%	26.50%

Income tax recovery at statutory rates	$(14,160,866)	$(11,477,139)
Share-based payments	2,301,744	2,025,996
Unrecognized items for tax purposes	(131,503)	(305,948)
Difference in tax rates in other jurisdictions	(8,473,936)	(5,898,911)
Unrecognized amounts	20,464,561	15,656,002

Income tax recovery	$—	$—

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2012	December 31, 2011
Deferred income tax assets (liabilities):
Mineral properties	$56,693,975	$44,860,309
Derivative liability	(151,900)	(499,100)
Other	51,515	121,436
Share issue costs	732,798	946,746
Non-capital losses available for future periods	22,597,296	13,967,149

	79,923,684	59,396,540
Valuation allowance	(79,923,684)	(59,396,540)

Deferred income tax asset	$—	$—

At December 31, 2012, the Company has available net operating losses for Canadian income tax purposes of approximately $14,015,000 and net operating losses for US income tax purposes of approximately $43,994,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2025	$65,000	$—
2026	78,000	—
2027	907,000	1,252,000
2028	1,253,000	1,350,000
2029	2,074,000	2,600,000
2030	2,829,000	5,691,000
2031	4,180,000	14,730,000
2032	2,629,000	18,371,000

	$14,015,000	$43,994,000

In addition, the Company has available mineral resource related expenditure pools for Canadian income tax purposes totalling approximately $2,641,000 which may be deducted against future taxable income in Canada on a discretionary basis.  The Company also has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $184,695,000 which may be deductible for US tax purposes.  Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

10.                               SHARE CAPITAL

Authorized

500,000,000 common shares without par value.  At December 31, 2012 and 2011 there were 98,068,638 and 86,683,919 shares issued and outstanding, respectively.

Share issuances

During the third quarter of 2012, the Company closed a non-brokered private placement financing through the issuance of 11,384,719 common shares.  The shares were issued in two stages.  The first stage closed on August 3, 2012 and consisted of 9,458,308 common shares issued at C$2.60 per share for gross proceeds of $24,626,029.  The second stage of the offering closed on September 17, 2012 and consisted of 1,926,411 common shares issued at C$2.5955 per share for gross proceeds of $5,142,500. The Company paid a cash finder’s fee of 4% of gross proceeds in connection with C$10,000,000 of the total offering.  Total share issuance costs for this non-brokered private placement financing amounted to $554,280.

Stock options

The Company has adopted an incentive stock option plan (the “2006 Plan”).  The essential elements of the 2006 Plan provide that the aggregate number of common shares of the Company’s capital stock that may be made issuable pursuant to options granted under the 2006 Plan may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options.  Options granted under the 2006 Plan will have a maximum term of ten years.  The exercise price of options granted under the 2006 Plan will not be less than the discounted market price of the common shares (defined as the last closing market price of the Company’s common shares immediately preceding the issuance of a news release announcing the granting of the options, less the maximum discount permitted under applicable stock exchange policies), or such other price as may be agreed to by the Company and accepted by the Toronto Stock Exchange.  Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

On September 19, 2012, the Company granted incentive stock options to an officer of the Company to purchase 1,000,000 common shares in the capital of the Company.  The options are exercisable on or before September 19, 2017 at a price of C$2.91 and vest as to one-third on September 19, 2012, one-third on September 19, 2013 and the balance on September 19, 2014.

On August 24, 2012, the Company granted incentive stock options to directors, officers, employees and consultants of the Company to purchase 4,700,000 common shares in the capital of the Company.  The options are exercisable on or before August 24, 2017 at a price of C$3.17 and vest as to one-third on August 24, 2012, one-third on August 24, 2013 and the balance on August 24, 2014.

On January 9, 2012, the Company granted incentive stock options to an employee of the Company to purchase 30,000 common shares in the capital of the Company.  The options are exercisable on or before January 9, 2017 at a price of C$4.60 and vest as to 10,000 shares on January 9, 2012, 10,000 shares on January 9, 2013 and the balance on January 9, 2014.

On January 3, 2012, the Company granted incentive stock options to an officer of the Company to purchase 650,000 common shares in the capital stock of the Company.  The options are exercisable on or before January 3, 2017 at a price of C$4.43 per share and vest as to 216,666 shares on January 3, 2012, 216,666 shares on January 3, 2013 and the balance on January 3, 2014.

On November 15, 2011, the Company granted incentive stock options to an employee to purchase 100,000 common shares in the capital of the Company.  The options are exercisable on or before November 15, 2016 at a price of C$5.64 per share.  The options vest as to one-third on November 15, 2011, one-third on November 15, 2012 and the balance on November 15, 2013.

On August 23, 2011, the Company granted incentive stock options to an officer and an employee of the Company to purchase 650,000 common shares in the capital of the Company.  The options are exercisable on or before August 23, 2016 at a price of C$8.07 per share.  The options vest as to one-third on August 23, 2011, one-third on August 23, 2012 and the balance on August 23, 2013.

On July 28, 2011, the Company granted incentive stock options to directors of the Company to purchase 950,000 common shares in the capital of the Company.  The options were vested on grant and are exercisable on or before July 28, 2013 at a price of C$7.47 per share.

On June 1, 2011, the Company granted incentive stock options to an officer of the Company to purchase 1,000,000 common shares in the capital of the Company.  The options are exercisable on or before May 9, 2016 at a price of C$8.35 per share.

The options vest as to one-third on June 1, 2011, one-third on May 9, 2012 and the balance on May 9, 2013.

On January 10, 2011, the Company granted incentive stock options to officers, employees and consultants of the Company to purchase 265,000 common shares in the capital stock of the Company.  The options are exercisable on or before January 10, 2013 at a price of C$9.15 per share.  The options vest evenly over 12 months with the first vesting date being April 10, 2011.

A summary of the status of the stock option plan as of December 31, 2012 and 2011 and changes during the periods is presented below:

	Year Ended		Seven Months Ended
	December 31, 2012		December 31, 2011
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)

Balance, beginning of the period	7,215,000	$7.48	4,600,000	$7.24
Granted	6,380,000	$3.26	2,700,000	$7.87
Exercised	—	$—	(35,000)	$(6.57)
Expired	(4,050,000)	$7.16	—	$—
Cancelled	(975,000)	$5.42	(50,000)	$(6.96)
Balance, end of the period	8,570,000	$4.73	7,215,000	$7.48

The weighted average remaining life of options outstanding at December 31, 2012 was 3.87 years.

Stock options outstanding are as follows:

	December 31, 2012			December 31, 2011
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
January 12, 2012	$—	—	—	$7.95	250,000	250,000
April 14, 2012	$—	—	—	$7.34	2,635,000	2,635,000
August 19, 2012	$—	—	—	$6.57	1,365,000	1,365,000
January 10, 2013	$9.15	190,000	190,000	$9.15	265,000	198,750
July 28, 2013	$7.47	950,000	950,000	$7.47	950,000	950,000
May 9, 2016	$8.35	1,000,000	666,666	$8.35	1,000,000	333,333
August 23, 2016	$8.07	600,000	400,000	$8.07	650,000	216,667
November 15, 2016	$5.64	100,000	66,666	$5.64	100,000	33,333
January 9, 2017	$4.60	30,000	10,000	$—	—	—
August 24, 2017	$3.17	4,700,000	1,566,655	$—	—	—
September 19, 2017	$2.91	1,000,000	333,333	$—	—	—
		8,570,000	4,183,320		7,215,000	5,982,083

A summary of the non-vested options as of December 31, 2012 and 2011 and changes during the fiscal years ended December 31, 2012 and 2011 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at May 31, 2011	198,750	$2.88
Granted	2,700,000	$4.04
Vested	(1,665,832)	$3.20
Outstanding at December 31, 2011	1,232,918	$4.97
Granted	6,380,000	$1.68
Vested	(3,226,238)	$2.43
Outstanding at December 31, 2012	4,386,680	$2.05

At December 31, 2012 there was unrecognized compensation expense of C$5,163,111 related to non-vested options outstanding.  The cost is expected to be recognized over a weighted-average remaining period of approximately 1.12 years.

Share-based payments

During the year ended December 31, 2012, the Company granted 6,380,000 stock options with a fair value of C$10,718,400, calculated using the Black-Scholes option pricing model.  The Company recognized share-based payment expense of $9,206,975 during the year ended December 31, 2012 (seven months ended December 31, 2011 - $7,645,269; year ended May 31, 2011 — $3,450,477; year ended May 31, 2010 — $7,190,152).

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	Year ended December 31, 2012	Seven month period ended December 31, 2011

Expected life of options	4 years	3.94 years
Risk-free interest rate	1.32%	1.77%
Expected volatility	67.68%	71.80%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$3.26	$7.87

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

11.                               SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2012
Capitalized acquisition costs	$—	$55,173,564	$55,173,564
Property and equipment	14,317	75,397	89,714
Current assets	29,046,485	2,377,581	31,424,066
Total assets	$29,060,802	$57,626,542	$86,687,344

December 31, 2011
Capitalized acquisition costs	$—	$53,045,871	$53,045,871
Property and equipment	22,880	102,101	124,981
Current assets	47,106,247	9,026,986	56,133,233
Total assets	$47,129,127	$62,174,958	$109,304,085

	December 31, 2012	December 31, 2011	May 31, 2011	May 31, 2010

Net loss from continuing operations for the period — Canada	$(10,589,464)	$(8,145,704)	$(4,682,363)	$(4,994,754)
Net loss from continuing operations for the period - United States	(46,053,998)	(35,164,253)	(42,739,510)	(27,237,910)
Net loss from discontinued operations for the period — Canada	—	—	(811,232)	(2,583,813)
Net loss from discontinued operations for the period - United States	—	—	(226,680)	(868,494)
Net loss for the period	$(56,643,462)	$(43,309,957)	$(48,459,785)	$(35,684,971)

12.                               COMMITMENTS

•                  Commitments for exploration and evaluation activities (note 7).

•                  Future minimum lease payments for the next five fiscal years and beyond are as follows:

2013	$215,476
2014	105,212
2015	6,092
2016	6,092
2017	6,092
2018 and thereafter	6,092

$345,056

13.                               SUPPLEMENTAL CASH FLOW INFORMATION

	December 31, 2012	December 31, 2011	May 31, 2011	May 31, 2010

Income taxes paid	$150,607	$—	$—	$—

Non-cash investing and financing transactions — continuing operations:
Derivative liability included in capitalized acquisition costs	$—	$23,100,000	$—	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2012, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

The effectiveness of our or any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance that the objectives of the system will be met and is subject to certain limitations, including the exercise of judgement in designing, implementing and evaluating controls and procedures and the assumptions used in identifying the likelihood of future events.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2012.  In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control — Integrated Framework. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will achieve its stated objectives under all future conditions.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  PricewaterhouseCoopers LLP’s report on the Company’s internal control over financial reporting is included as part of Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2012 that has materially, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d) of Regulation S-K will be included in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2012 (the “2013 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2013 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2013 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2013 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2013 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Documents filed as part of this report

(1)         All financial statements

The consolidated statements of operations and comprehensive loss, cash flows, and changes in shareholders’ equity, and the consolidated balance sheets are included as part of Part II, Item 8, Financial Statements and Supplementary Data.

(2)         Financial statement schedules

All financial statement schedules have been omitted, since the information is either not applicable or required, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)         Exhibits required by Item 601 of Regulation S-K

The information required by Section (a)(3) of Item 15 is set forth on the Exhibit Index that follows the signatures page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Donald C. Ewigleben

Donald C. Ewigleben
President and Chief Executive Officer

Date: March 13, 2013

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald C. Ewigleben and Tom S. Q. Yip, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Donald C. Ewigleben	By:	/s/ Timothy J. Haddon

	Donald C. Ewigleben		Timothy J. Haddon
	President, Chief Executive Officer and Director		Director
(Principal Executive Officer)
Date: March 13, 2013		Date: March 13, 2013

By:	/s/ Tom S. Q. Yip	By:	/s/ Mark R. Hamilton

	Tom S. Q. Yip		Mark R. Hamilton
	Chief Financial Officer (Principal Financial		Director
Officer and Principal Accounting Officer)
Date: March 13, 2013		Date: March 13, 2013

By:	/s/ Daniel A. Carriere	By:	/s/ Jeffrey A. Pontius

	Daniel A. Carriere		Jeffrey A. Pontius
	Chairman of the Board of Directors		Director

Date: March 13, 2013		Date: March 13, 2013

By:	/s/ Anton J. Drescher	By:	/s/ Roger R. Taplin

	Anton J. Drescher		Roger R. Taplin
	Director		Director

Date: March 13, 2013		Date: March 13, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Notice of Articles (filed as Exhibit 3 to the Company’s Form 20-F on October 20, 2005 and incorporated herein by reference)

3.2	Articles (filed as Exhibit 3 to the Company’s Form 20-F on October 20, 2005 and incorporated herein by reference)

3.3	Notice of Alteration of Articles, dated April 20, 2006

4.1	Form of Common Share Certificate (filed as Exhibit 1 to the Company’s Form 8-A on August 2, 2007 and incorporated herein by reference)

4.2	Amended and Restated Shareholder Rights Plan Agreement, dated September 19, 2012, between International Tower Hill Mines Ltd. and Computershare Investor Services Inc., as rights agent

10.1

Asset Purchase and Sale and Indemnity Agreement, dated June 30, 2006 among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc. and International Tower Hill Mines Ltd. (filed as Exhibit 2 to the Company’s Form 20-F on December 29, 2006 and incorporated herein by reference)

10.2

First Amending Agreement, dated July 26, 2006, among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc. and International Tower Hill Mines Ltd. (filed as Exhibit 3 to the Company’s Form 20-F on December 29, 2006 and incorporated herein by reference)

10.3

Indemnity and Pre-Emptive Rights Agreement, dated August 4, 2006, among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc., and International Tower Hill Mines Ltd. (filed as Exhibit 1 to the Company’s Form 20-F/A on December 29, 2006 and incorporated herein by reference)

10.4

Mining Lease with Option to Purchase, dated January 18, 2007, between Talon Gold Alaska Inc. and Bernard E. Griffin, Donna Griffin, Larry Kilgore, Sherry Gerbi, Jerry Griffin, Tim Miller, Lynne Miller, Robert and Marcia Miller (filed as Exhibit 11 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.5	Mining Lease, dated March 28, 2007, between Ronald Tucker and Talon Gold Alaska, Inc. (filed as Exhibit 14 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.6

Stock and Asset Purchase Agreement, dated December 13, 2011, among Tower Hill Mines, Inc., Alaska/Nevada Gold Mines, Ltd., Heflinger Mining & Equipment Company, and Carl Heflinger, and Fred Heflinger (filed as Exhibit 99.1 to the Company’s Form 6-K on March 26, 2012 and incorporated herein by reference)

10.7

Lease Amendment, Option Exercise, and Purchase and Sale Agreement, dated December 13, 2011, among Karl Hanneman, VMC Revocable Trust, and Tower Hill Mines, Inc. (filed as Exhibit 99.2 to the Company’s Form 6-K on March 26, 2012, and incorporated herein by reference)

10.8	Form of Subscription Agreement with attached Schedule of Subscribers Who Have Executed a Subscription Agreement.

10.9*	2006 Stock Option Plan, as amended September 19, 2012

10.10*	Form of Stock Option Agreement for use under the 2006 Stock Option Plan

10.11*	Employment Agreement, dated March 11, 2013, between Tom S.Q. Yip and the Company

10.12*	Employment Agreement, dated September 19, 2012, between Donald C. Ewigleben and the Company

10.13*	Employment Agreement, dated March 11, 2013, between Thomas E. Irwin and the Company.

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of MacKay LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Management contract or compensatory plan or arrangement