Form 10-Q
period 2013-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2013-05-08
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

2300-1177 West Hastings Street
Vancouver, British Columbia, Canada, V6E 2K3	V6E 2K3
(Address of Principal Executive Offices)	(Zip code)

Registrant’s telephone number, including area code: (604) 683-3332

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Small Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

As of May 6, 2013, the registrant had 98,068,638 Common Shares outstanding.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

International Tower Hill Mines Ltd. (“we”, “us”, “our,” “ITH” or the “Company”) is a mineral exploration company engaged in the acquisition and exploration of mineral properties.  As used in this Quarterly Report on Form 10-Q, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves.

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

The term “mineralized material” as used in this Quarterly Report on Form 10-Q, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC Industry Guide 7 standards. We cannot be certain that any part of the mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves”. Investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into reserves or that mineralized material can be economically or legally extracted.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the

Company’s financial resources and other events or conditions that may occur in the future.  Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved.  These forward looking statements may include, but are not limited to, statements concerning:

•                  the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;

•                  the potential for the expansion of the estimated resources at the Livengood Gold Project;

•                  the potential for a production decision concerning, and any production at, the Livengood Gold Project;

•                  the completion of a feasibility study for the Livengood Gold Project in mid-2013 or otherwise;

•                  the potential for cost savings due to the high gravity gold concentration component of some of the Livengood Gold Project mineralization;

•                  the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;

•                  the Company’s estimates of the quality and quantity of the resources at the Livengood Gold Project;

•                  the timing and cost of the planned future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom;

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

•                  the timing of the receipt of regulatory and governmental approvals, permits and authorizations necessary to implement and carry on the Company’s planned exploration and potential development program at the Livengood Gold Project;

•                  conditions in the financial markets generally, including changes in the price of gold, the overall value of the markets for public equity, interest rates and currency rates;

•                  the Company’s ability to secure the necessary consulting, drilling and related services and supplies on favorable terms in connection with not only its drilling program at the Livengood Gold Project but also in connection with the completion of its feasibility study;

•                  the Company’s ability to attract and retain key staff, particularly in connection with the carrying out of a feasibility study and the development of any mine at the Livengood Gold Project;

•                  the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;

•                  the timing of the ability to commence and complete the planned work at the Livengood Gold Project;

•                  the anticipated terms of the consents, permits and authorizations necessary to carry out planned exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;

•                  the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;

•                  the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole;

•                  the continued development of and potential construction of any mine at the Livengood Gold Project property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company; and

•                  the timetables for the completion of a feasibility study at the Livengood Gold Project.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein or implied by forward-looking statements.  This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements.  Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

The Company’s forward-looking statements contained in this Quarterly Report on Form 10-Q are based on the beliefs, expectations and opinions of management as of the date of this report.  The Company does not assume any obligation to update forward-looking statements if circumstances or management’s beliefs, expectations or opinions should change, except as required by law.  For the reasons set forth above, investors should not attribute undue certainty to or place undue reliance on forward-looking statements.

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2013 and December 31, 2012

(Expressed in US Dollars - Unaudited)

	Note	March 31, 2013	December 31, 2012
ASSETS

Current
Cash and cash equivalents		$24,675,780	$30,170,905
Marketable securities		126,521	180,415
Accounts receivable		86,125	262,516
Advance to contractors		514,009	582,009
Prepaid expenses		115,056	228,221
Total current assets		25,517,491	31,424,066

Property and equipment		84,251	89,714
Capitalized acquisition costs	4	55,173,564	55,173,564

Total assets		$80,775,306	$86,687,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable		$896,432	$1,198,771
Accrued liabilities		1,478,779	2,548,498
Total current liabilities		2,375,211	3,747,269

Non-current liabilities
Derivative liability	5	20,900,000	22,400,000

Total liabilities		23,275,211	26,147,269

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 98,068,638 shares issued and outstanding at March 31, 2013 and December 31, 2012	6	236,401,096	236,401,096
Contributed surplus		30,167,619	28,589,591
Accumulated other comprehensive income		3,547,242	4,101,968
Deficit accumulated during the exploration stage		(212,615,862)	(208,552,580)

Total shareholders’ equity		57,500,095	60,540,075

Total liabilities and shareholders’ equity		$80,775,306	$86,687,344

Nature and continuance of operations (note 1)

Commitments (note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2013 and 2012

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2013	March 31, 2012	From Inception

Operating expenses
Consulting fees		$639,003	$260,886	$14,263,060
Depreciation		5,463	7,913	249,294
Insurance		69,422	68,161	985,599
Investor relations		129,381	113,365	4,530,085
Mineral property exploration	4	2,794,435	5,121,876	146,823,484
Office		27,097	44,389	924,354
Other		16,354	21,978	1,750,869
Professional fees		184,027	127,106	3,286,412
Regulatory		100,122	83,607	1,054,820
Rent		60,010	64,785	910,998
Travel		93,062	71,404	1,287,318
Wages and benefits		1,876,964	3,262,636	40,287,522
Write-down of mineral properties		—	—	1,605,522

Total operating expenses		(5,995,340)	(9,248,106)	(217,959,337)

Other income (expenses)
Gain (loss) on foreign exchange		397,829	(20,420)	720,454
Interest income		34,229	84,613	2,537,526
Income from mineral property earn-in		—	141,948	660,744
Spin-out cost		—	—	(775,249)
Unrealized gain/(loss) on derivative	5	1,500,000	(2,400,000)	2,200,000

Total other income (expense)		1,932,058	(2,193,859)	5,343,475
Loss from continuing operations		(4,063,282)	(11,441,965)	(212,615,862)
Loss from discontinued operations		—	—	(19,630,113)

Net loss for the period		(4,063,282)	(11,441,965)	(232,245,975)

Other comprehensive income (loss)
Unrealized loss on marketable securities		(50,577)	(22,472)	(419,276)
Exchange difference on translating foreign operations		(504,149)	812,177	3,966,518

Total other comprehensive income (loss) for the period		(554,726)	789,705	3,547,242

Comprehensive loss for the period		$(4,618,008)	$(10,652,260)	$(228,698,733)

Basic and fully diluted loss per share from continuing operations		$(0.04)	$(0.13)
Basic and fully diluted loss per share from discontinued operations		$—	$—
Basic and fully diluted loss per share		$(0.04)	$(0.13)

Weighted average number of shares outstanding		98,068,638	86,683,919

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013 and 2012

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2011	86,683,919	$207,186,847	$19,382,616	$3,524,125	$(151,909,118)	$78,184,470
Stock based compensation	—	—	1,965,316	—	—	1,965,316
Unrealized gain/(loss) on available-for-sale securities	—	—	—	(22,472)	—	(22,472)
Exchange difference on translating foreign operations	—	—	—	812,177	—	812,177
Net loss	—	—	—	—	(11,441,965)	(11,441,965)
Balance, March 31, 2012	86,683,919	207,186,847	21,347,932	4,313,830	$(163,351,083)	69,497,526
Private placement	11,384,719	29,768,529	—	—	—	29,768,529
Share issuance costs	—	(554,280)	—	—	—	(554,280)
Stock based compensation	—	—	7,241,659	—	—	7,241,659
Unrealized gain/(loss) on available-for-sale securities	—	—	—	(140,704)	—	(140,704)
Exchange difference on translating foreign operations	—	—	—	(71,158)	—	(71,158)
Net loss	—	—	—	—	(45,201,497)	(45,201,497)
Balance, December 31, 2012	98,068,638	236,401,096	28,589,591	4,101,968	$(208,552,580)	60,540,075
Stock based compensation	—	—	1,578,028	—	—	1,578,028
Unrealized gain/(loss) on available-for-sale securities	—	—	—	(50,577)	—	(50,577)
Exchange difference on translating foreign operations	—	—	—	(504,149)	—	(504,149)
Net loss	—	—	—	—	(4,063,282)	(4,063,282)
Balance, March 31, 2013	98,068,638	$236,401,096	$30,167,619	$3,547,242	$(212,615,862)	$57,500,095

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012	From Inception
Operating Activities
Loss for the period from continuing operations	$(4,063,282)	$(11,441,965)	$(212,615,862)
Add items not affecting cash:
Depreciation	5,463	7,913	249,294
Stock based compensation	1,578,028	1,965,316	34,892,738
Unrealized (gain) loss on derivative liability	(1,500,000)	2,400,000	(2,200,000)
Spin-out recovery	—	—	(254,339)
(Gain) loss on foreign exchange	—	—	(254,512)
Write-down of mineral properties	—	—	1,605,522
Other	—	(41,948)	(285,323)
Changes in non-cash items:	—		—
Accounts receivable	226,082	368,450	(46,131)
Prepaid expenses	110,346	15,175	(254,142)
Advance to contractors	68,000	(471,500)	381,082
Accounts payable and accrued liabilities	(1,369,439)	(6,565,044)	2,369,644
Cash used in operating activities of continuing operations	(4,944,802)	(13,763,603)	(176,412,029)
Cash used in operating activities of discontinued operations	—	—	(12,786,324)

Financing Activities
Issuance of share capital	—	—	251,751,411
Share issuance costs	—	—	(7,643,229)
Cash provided by financing activities of continuing operations	—	—	244,108,182
Cash used in financing activities of discontinued operations	—	—	(3,902,947)

Investing Activities
Proceeds from sale of available-for-sale-securities	—	—	172,734
Capitalized acquisition costs	—	(2,000,000)	(27,781,245)
Expenditures on property and equipment, net	—	—	(332,415)
Cash used in investing activities of continuing operations	—	(2,000,000)	(27,940,926)
Cash used in investing activities of discontinued operations	—	—	(312,593)

Effect of foreign exchange on cash of continuing operations	(550,323)	809,475	2,457,293
Effect of foreign exchange on cash of discontinued operations	—	—	(534,876)
(Decrease) increase in cash and cash equivalents	(5,495,125)	(14,954,128)	24,675,780
Cash and cash equivalents, beginning of the period	30,170,905	54,712,073	—

Cash and cash equivalents, end of the period	$24,675,780	$39,757,945	$24,675,780

Supplemental cash flow information (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012

(Expressed in US dollars – Unaudited)

1.                                      GENERAL INFORMATION, NATURE AND CONTINUANCE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada.  The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.  International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (formerly “Talon Gold Alaska, Inc.”) (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (formerly “Talon Gold (US) LLC”) (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation).  The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed.  At March 31, 2013, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

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

2.             BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 as filed in our Annual Report on Form 10-K.  In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2013 and the results of its operations for the three months then ended.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The 2012 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP.

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  These judgments, estimates and assumptions are continuously evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances.  While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

Basis of consolidation

These consolidated financial statements include the accounts of ITH and its wholly owned subsidiaries TH Alaska, TH US, LPI and 813034 Alberta Ltd.  All intercompany transactions and balances have been eliminated.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012

(Expressed in US dollars – Unaudited)

3.                                     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement.  The three levels of the fair value hierarchy are as follows:

•             Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities

•             Level 2 — Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,

•             Level 3 — Inputs that are not based on observable market data.

	Fair value as at March 31, 2013
	Level 1	Level 2
Financial assets:
Marketable securities	$126,521	$—
	$126,521	$—
Financial liabilities:
Derivative liability (note 5)	$—	$20,900,000
	$—	$20,900,000

	Fair value as at December 31, 2012
	Level 1	Level 2
Financial assets:
Marketable securities	$180,415	$—
	$180,415	$—
Financial liabilities:
Derivative liability (note 5)	$—	$22,400,000
	$—	$22,400,000

4.                                      CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2012	$55,173,564
Acquisition costs	—
Balance, March 31, 2013	55,173,564

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the three months ended March 31, 2013 and March 31, 2012:

	March 31, 2013	March 31, 2012
Exploration costs:
Aircraft services	$4,760	$14,000
Assay	9,724	269,154
Drilling	(28,714)	644,484
Environmental	830,584	621,944
Equipment rental	68,780	430,499
Field costs	283,500	1,596,106
Geological/geophysical	1,510,737	1,435,580
Land maintenance & tenure	15,050	18,203
Legal	78,869	15,260
Surveying and mapping	—	60,750
Transportation and travel	21,145	15,896
Total expenditures for the period	$2,794,435	$5,121,876

Livengood Gold Project Property

The Livengood Gold Project property is located in the Tintina gold belt approximately 110 kilometers (68 miles) northwest of Fairbanks, Alaska.  The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)             a lease of the Alaska Mental Health Trust mineral rights having an initial term of three years commencing July 1, 2004, subject to two extensions of three years each and subject to further extension beyond June 30, 2013 by payment of a flat annual fee of 125% of the last rate paid for advance minimum royalties and diligent pursuit of development.  The lease requires work expenditures of $10/acre/year in years 1 - 3, $20/acre/year in years 4-6 and $30/acre/year in years 7- 9 and advance minimum royalties of $5/acre/year in years 1 - 3, $15/acre/year in years 4- 6, $25/acre/year in years 7-9, and 125% of the year 9 payment in subsequent years (all of which advance minimum royalties are recoverable from production royalties).  A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease.   In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company in December 2011.  As of March 31, 2013 the Company has paid $1,014,800 from the inception of this lease.

b)             a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.   The lease requires an advance minimum royalty of $50,000 on or before each anniversary date, (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors.  The Company may purchase 1% of the royalty for $1,000,000.  As of March 31, 2013, the Company has paid $430,000 from the inception of this lease.

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

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012

(Expressed in US dollars – Unaudited)

The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.  As of March 31, 2013, the Company has paid $95,000 from the inception of this lease.

d)             a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $15,000 on or before each anniversary date, (all of which minimum royalties are recoverable from production royalties).  The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties).  An NSR production royalty of 2% is payable to the lessor.  The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.  As of March 31, 2013, the Company has paid $68,000 from the inception of this lease.

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

5.                                      DERIVATIVE LIABILITY

During 2011, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska.  The aggregate consideration was $13,500,000 in cash plus an additional contingent payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition.  The contingent payment will equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce.  If the Average Gold Price is less than $720, there will be no additional contingent payment.

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000.  The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price.  The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group.  The CME Group represents the merger of the Chicago Mercantile Exchange (CME), the Chicago Board of Trade (CBOT), the New York Mercantile Exchange (NYMEX) and its commodity exchange division, Commodity Exchange, Inc. (COMEX).  Using this forward curve, the Company estimated an Average Gold Price based on actual gold prices to March 31, 2013 and projected gold prices from March 31, 2013 to the end of the five year period in December 2016 of $1,625 per ounce of gold.

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Total	Average Gold Price ($/oz.)

Derivative value at December 31, 2011	$20,800,000	$1,619
Unrealized (gain) loss for the period	2,400,000
Derivative value at March 31, 2012	23,200,000	$1,722
Unrealized (gain) loss for the period	(800,000)
Derivative value at December 31, 2012	22,400,000	$1,688
Unrealized (gain) loss for the period	(1,500,000)
Derivative value at March 31, 2013	$20,900,000	$1,625

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012

(Expressed in US dollars – Unaudited)

6.                                      SHARE CAPITAL

Authorized

500,000,000 common shares without par value.  At March 31, 2013 and December 31, 2012 there were 98,068,638 shares issued and outstanding.

Share issuances

There were no share issuances during the three months ended March 31, 2013.

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

On March 14, 2013, the Company granted incentive stock options to certain officers, employees and consultants of the Company to purchase 613,000 common shares in the capital stock of the Company.  The options are exercisable on or before March 14, 2018 at a price of C$2.18 per share and will vest as to 204,328 shares on March 14, 2013; 204,328 shares on March 14, 2014 and the balance on March 14, 2015.

A summary of the status of the stock option plan as of March 31, 2013, and December 31, 2012 and changes is presented below:

	Three Months Ended		Year Ended
	March 31, 2013		December 31, 2012
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)
Balance, beginning of the period	8,570,000	$4.73	7,215,000	$7.48
Granted	613,000	$2.18	6,380,000	$3.26
Exercised	—	$—	—	$—
Expired	(190,000)	$9.15	(4,050,000)	$7.16
Cancelled	—	$—	(975,000)	$5.42
Balance, end of the period	8,993,000	$4.46	8,570,000	$4.73

The weighted average remaining life of options outstanding at March 31, 2013 was 3.79 years.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012

(Expressed in US dollars – Unaudited)

Stock options outstanding are as follows:

	March 31, 2013			December 31, 2012
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
January 10, 2013	—	—	—	$9.15	190,000	190,000
July 28, 2013	$7.47	950,000	950,000	$7.47	950,000	950,000
May 9, 2016	$8.35	1,000,000	666,666	$8.35	1,000,000	666,667
August 23, 2016	$8.07	600,000	400,000	$8.07	600,000	400,000
November 15, 2016	$5.64	100,000	66,666	$5.64	100,000	66,666
January 9, 2017	$4.60	30,000	20,000	$4.60	30,000	10,000
August 24, 2017	$3.17	4,700,000	1,566,655	$3.17	4,700,000	1,566,655
September 19, 2017	$2.91	1,000,000	333,333	$2.91	1,000,000	333,333
March 14, 2018	$2.18	613,000	204,328	—	—	—
		8,993,000	4,207,648		8,570,000	4,183,321

A summary of the non-vested options as of March 31, 2013 and changes during the three months ended March 31, 2013 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2012	4,386,680	$2.05
Granted	613,000	0.50
Vested	(214,328)	0.59
Outstanding at March 31, 2013	4,785,352	$1.91

At March 31, 2013 there was unrecognized compensation expense of C$3,876,461 related to non-vested options outstanding.  The cost is expected to be recognized over a weighted-average remaining period of approximately 1.0 years.

Share-based payments

During the three month period ended March 31, 2013, the Company granted 613,000 stock options with a fair value of C$304,585, calculated using the Black-Scholes option pricing model.  Share-based payment charges for the three months ended March 31, 2013 totaled $1,578,028.

During the three month period ended March 31, 2012, the Company granted 680,000 stock options with a fair value of C$1,799,345; calculated using the Black-Scholes option pricing model.  Share-based payment charges for the three months ended March 31, 2012 totaled $1,965,316.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	March 31, 2013	December 31, 2012
Expected life of options	4 years	4 years
Risk-free interest rate	1.29%	1.32%
Annualized volatility	59.48%	67.68%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$2.18	$3.26

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012

(Expressed in US dollars – Unaudited)

7.                                      SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties.  The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2013
Exploration and evaluation assets	$—	$55,173,564	$55,173,564
Property and equipment	13,724	70,527	84,251
Current assets	24,023,527	1,493,964	25,517,491
Total assets	$24,037,251	$56,738,055	$80,775,306
December 31, 2012
Exploration and evaluation assets	$—	$55,173,564	$55,173,564
Property and equipment	14,317	75,397	89,714
Current assets	29,046,485	2,377,581	31,424,066
Total assets	$29,060,802	$57,626,542	$86,687,344

Three months ended	March 31, 2013	March 31, 2012
Net loss for the period — Canada	$(1,656,129)	$(2,359,419)
Net loss for the period - United States	(2,407,153)	(9,082,546)
Net loss for the period	$(4,063,282)	$(11,441,965)

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2013 and 2012

(Expressed in US dollars – Unaudited)

8.                                      COMMITMENTS

The following table discloses, as of March 31, 2013, the Company’s contractual obligations including optional mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2014	2015	2016	2017	2018	2019 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$20,900,000	$—	$—	$—	$20,900,000
Mineral Property Leases(2)	396,563	396,563	396,563	396,563	401,563	401,563	2,389,378
Mining Claim Government Fees	89,110	89,110	89,110	89,110	89,110	89,110	534,660
Office and Equipment Lease Obligations	102,825	362	362	362	362	362	104,635
Total	$588,498	$486,035	$21,386,035	$486,035	$491,035	$491,035	$23,928,673

(1)         The amount payable in December 2016 of $20,900,000 represents the fair value of the Company’s derivative liability as at March 31, 2013 and will be revalued at each subsequent reporting period.  See note 5.

(2)         Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company.  Does not include potential royalties that may be payable (other than annual minimum royalty payments).  See note 4.

9.                                      SUPPLEMENTAL CASH FLOW INFORMATION

	March 31, 2013	March 31, 2012

Income taxes paid	$—	$146,172

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.  All currency amounts are stated in US dollars unless noted otherwise.

Current Business Activities

General

During the quarter ended March 31, 2013, and to the date of this MD&A, the Company advanced its Livengood Gold Project in Alaska with the continuation of activities in support of a feasibility study (“FS”).  Completed FS work included advancement of metallurgical test programs; geotechnical, condemnation, infrastructure, hydraulic gradient, borrow source, and large diameter well drill programs; analyzing results thereof; and the advancement of engineering and environmental studies.

Livengood Gold Project - Feasibility Study

The FS for the Livengood Gold Project has been underway since early 2012.  The two lead firms conducting the study are Samuel Engineering, Inc. of Greenwood Village, Colorado, who is providing process engineering services, and AMEC Environment & Infrastructure, Inc. of Denver, Colorado, who is providing geotechnical and infrastructure engineering services.  During the quarter ended March 31, 2013 significant progress was made to advance the FS towards completion.

Metallurgical test work by SGS Canada Inc. in Vancouver, British Columbia progressed on cyanide detoxification testwork.  Earlier testwork determined that gold recovery from the four rock types likely to comprise 70% of the resources during the initial years of the Livengood production will range between 77% and 88% using a gravity and whole ore carbon-in-leach (CIL) process.  Laboratory work is now in progress to evaluate CIL tailings for closure and reclamation information.

The FS is evaluating a large mill to include primary crushing, a SAG mill and two ball mills with a gravity circuit followed by a whole ore CIL process.

Geotechnical engineering for surface facility sites continued during the quarter and subsequent to the end of the quarter to determine project water balance, water storage reservoir design, tailings management facility design, and waste rock storage design.  A power supply study as advanced to confirm the availability of grid power.

Environmental baseline data collection for project design and future permitting continued for groundwater hydrogeology; rock characterization; geohydrology; surface water and hydrology; meteorology and air quality; wetlands and vegetation; aquatic life and resources; wildlife and habitat; cultural resources; and large-scale field testing of material geochemical characteristics.  This testing included geochemical characterization of additional samples collected at the end of the 2012 field season.

The Company is now focused on review of the capital, sustaining capital and operating costs to be included in the FS.

During the quarter, several alternatives to the large mill concept were developed and are being analyzed to determine if they can improve the economics of the project compared to the high tonnage base case.  These alternatives include varying mill feed rates, stand-alone heap leach, and mill and heap leach combinations.  Optimized mine plans were developed to utilize stockpile management strategies in order to maintain higher grade feed to the process plant.

In light of the recent decrease in the gold price and its effect on the gold mining industry, the Company has prepared for the potential of a continuing lower gold price and has developed an alternate work program.  The Company revised its 2013 program to limit spending to the engineering and analysis required to support the completion of the base case FS and the environmental baseline work and project documentation needed to continue to advance the project toward the permitting stage along with the Company’s corporate activities and compliance matters.

As the FS nears completion, the Company anticipates that a review of its budgetary and financing options will include consideration of a future strategic alliance to assist in further development, permitting and construction costs.

Results of Operations

Summary of Quarterly Results

	March 31,2013	December 31, 2012	September 30, 2012	June 30, 2012
Net loss	$(4,063,282)	$(7,258,397)	$(25,033,780)	$(12,909,320)
Basic and diluted net loss per common share	$(0.04)	$(0.07)	$(0.27)	$(0.15)

Description	March 31,2012	4 months December 31, 2011	August 31, 2011	May 31, 2011
Net loss	$(11,441,965)	$(16,727,561)	$(26,582,396)	$(12,980,035)
Basic and diluted net loss per common share	$(0.13)	$(0.19)	$(0.31)	$(0.15)

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

The Company incurred a net loss of $4,063,282 for the period ended March 31, 2013, compared to a net loss of $11,441,965 for the period ended March 31, 2012.  The following discussion highlights certain selected financial information and changes in operations between the three months ended March 31, 2013 and the three months ended March 31, 2012.

Mineral property expenditures decreased significantly to $2,794,435 for the three months ended March 31, 2013 from $5,121,876 for the three months ended March 31, 2012 primary due to the Company completing its current exploration and drilling programs and shifting to activities focused to the completion of the FS such as metallurgical, process engineering, and environmental baseline work.

Share-based payment charges were $1,578,028 during the three months ended March 31, 2013 compared to $1,965,316 during the three months ended March 31, 2012.  The decrease in share-based payment charges during the period was mainly the result of a reduction in the number and fair value of options granted during the period and vesting of prior option grants.  The Company granted 613,000 options during the three months ended March 31, 2013 compared to 680,000 during the three months ended March 31, 2012.

Share-based payment charges

Share-based payment charges for the three month periods ended March 31, 2013 and 2012 were allocated as follows:

	March 31, 2013	March 31, 2012
Expense category:
Consulting	$544,430	$36,898
Investor relations	43,825	1,478
Professional fees	—	395
Wages and benefits	989,773	1,926,545
	$1,578,028	$1,965,316

Excluding share-based payment charges of $989,773 and $1,926,545 respectively, wages and benefits for the period decreased to $887,191 during the three months ended March 31, 2013 from $1,336,091 during the three months ended March 31, 2012 as a result of decreased personnel during the period.

Excluding share-based payment charges of $544,430 and $36,898 respectively, consulting fees decreased to $94,573 during the three months ended March 31, 2013 from $223,988 during the three months ended March 31, 2012 due to additional fees incurred in the prior period primarily for general corporate matters and compensation benefits design and implementation.

Other expense categories reflected only moderate change period over period.

Other items amounted to a gain of $1,932,058 during the current period compared to a loss of $2,193,859 during the prior year period ended March 31, 2012.  The gain in the current period resulted mainly from an unrealized gain of $1.5 million on the revaluation of the derivative liability at March 31, 2013 resulting from a decrease in the average price of gold, compared to an unrealized loss of $2.4 million on the revaluation of the derivative liability during the prior period which resulted from an increase in the average price of gold.  In addition to the unrealized gain on the derivative liability, the Company had foreign exchange gain of $397,829 during the current period compared to a loss of $20,420 during the prior period as a result of an increase in the value of the Canadian dollar compared to the U.S. dollar.  The increase in other income was partially offset by $141,948 of income from mineral property earn-in recognized during the period ended March 31, 2012 which was related to the Terra and Chisna properties transferred to Corvus Gold Inc. in 2010 compared to no mineral property earn-in income for the period ended March 31, 2013.

Liquidity and Capital Resources

The Company has no revenue generating operations from which it can internally generate funds.  To date, the Company’s ongoing operations have been predominantly financed through sale of its equity securities by way of private placements and the subsequent exercise of share purchase and broker warrants and options issued in connection with such private placements.  However, the exercise of warrants/options is dependent primarily on the market price and overall market liquidity of the Company’s securities at or near the expiry date of such warrants/options (over which the Company has no control) and therefore there can be no guarantee that any existing warrants/options will be exercised.  This situation is unlikely to change until such time as the Company can develop a bankable feasibility study for the Livengood Gold Project.

As at March 31, 2013, the Company reported cash and cash equivalents of $24,675,780 compared to $30,170,905 at December 31, 2012.  The decrease of approximately $5.5 million resulted mainly from expenditures on the Livengood Gold Project, advancing work towards completion of the FS.  The Company continues to utilize its cash resources to fund the Livengood Gold Project exploration, permitting, feasibility study completion, including related metallurgical and geotechnical studies, and corporate administrative requirements.

The Company had no investing activities during the three months ended March 31, 2013.  Investing activities during the three months ended March 31, 2012 comprised of mineral property acquisitions of $2 million.  Mineral property acquisitions during 2012 related to certain mining claims and related rights in the vicinity of the Livengood Gold Project.

The Company had no cash flows from financing activities during the three month periods ended March 31, 2013 and 2012.

As at March 31, 2013, the Company had working capital of $23,142,280 compared to working capital of $27,676,797 at December 31, 2012.  The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete the non-discretionary activities at the Livengood Gold Project, and its currently anticipated general and administrative costs, through the 2014 fiscal year.  To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the 2013 fiscal year ending December 31, 2013.  The additional financing completed by the Company in the third quarter of 2012 will fund the continued operations for the 2013 fiscal year and the planned activities for completing the FS in mid-2013.  The Company will require significant additional financing to continue its operations (including general and administrative expenses) beyond the anticipated completion of the FS, particularly in connection with any post FS activities at the Livengood Gold Project and the development of any mine that may be determined to be built at the Livengood Gold Project, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all.  In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts.  Given the recent significant decrease in the gold price and its effect on the availability of financing options, the Company is reviewing the work program to determine potential reduced activities.  The Company’s review of its financing options includes considering a future strategic alliance to assist in further development, permitting and future construction costs

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets.  See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise.  Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at Livengood to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2013 fiscal year.

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

Contractual Obligations

The following table discloses, as of March 31, 2013, the Company’s contractual obligations for optional mineral property payments and work commitments and committed office and equipment lease obligations.  The table also includes amounts payable under the purchase agreement related to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project (“Livengood Property Purchase”). The Company does not have any other long-term debt or loan obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2014	2015	2016	2017	2018	2019 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$20,900,000	$—	$—	$—	$20,900,000
Mineral Property Leases(2)	396,563	396,563	396,563	396,563	401,563	401,563	2,389,378
Mining Claim Government Fees	89,110	89,110	89,110	89,110	89,110	89,110	534,660
Office and Equipment Lease Obligations	102,825	362	362	362	362	362	104,635
Total	$588,498	$486,035	$21,386,035	$486,035	$491,035	$491,035	$23,928,673

(1)                                  The amount payable in December 2016 of $20,900,000 represents the fair value of the Company’s derivative liability as at March 31, 2013 and will be revalued at each subsequent reporting period.

(2)                                  Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company.  Does not include potential royalties that may be payable (other than annual minimum royalty payments).

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Environmental Regulations

The operations of the Company may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restoration costs.  Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.  The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future.  Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs.  Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to market risk in areas of interest rate risk, foreign currency exchange rate risk, and other price risk.

Interest Rate Risk

Interest rate risk consists of the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

The Company’s cash and cash equivalents consists of cash and cash equivalents held in bank accounts and short term deposit certificates of Guaranteed Investment Certificates (“GICs”) with two major Canadian financial institutions that earn interest at variable interest rates.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values.

At March 31, 2013, the Company held a total of $22,796,411 (December 31, 2012 - $27,367,356) cash equivalents which consist of interest saving accounts and GICs:

	Quantity	Maturity Date	Annual Yield

TD Mortgage Corporation (GIC)	$4,430,700	April 16, 2013	1.45%
Investment savings accounts	18,365,711
	$22,796,411

The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.  The Company’s sensitivity analysis suggests that a 0.5% change in interest rates would affect interest income by approximately $100,000.

Foreign Currency Risk

The Company is exposed to foreign currency risk to the extent that certain monetary financial instruments and other assets are denominated in Canadian dollars.  As the majority of the Company’s assets, aside from cash, are denominated in U.S. dollars, currency risk is limited to those Canadian cash balances.  The Company has not entered into any foreign currency contracts to mitigate this risk.  The Company’s sensitivity analysis suggests that a consistent 5% change in the absolute rate of exchange for the Canadian dollar would affect net assets by approximately $250,000. Furthermore, depending on the amount of cash held by the Company in Canadian dollars at the end of each reporting period using the period end exchange rate, significant changes in the exchange rates could cause significant changes to the currency translation amounts recorded to accumulated other comprehensive income.

As at March 31, 2013, Canadian balances were converted at a rate of C$1 to US $0.9846.

Credit Risk

Concentration of credit risk exists with respect to the Company’s Canadian cash and cash equivalents as all amounts are held at two major Canadian financial institutions.  Credit risk with regard to cash held in the United States is mitigated as the amount held in the United States is only sufficient to cover short-term requirements.  With respect to receivables at March 31, 2013, the Company is not exposed to significant credit risk as the receivables are principally interest accruals.

Other Price Risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk.  The Company’s investments in marketable securities are exposed to such risk.  The Company’s derivative liability, which consists of a future contingent payment valued using historic and estimated future gold prices, is also exposed to other price risk.  See Note 5 of the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.  The fair value of this liability will fluctuate with the average daily price of gold as well as with future projections for the average price of gold over the life of the obligation.  For every dollar change in the average daily price of gold, the value of the derivative liability will change by $23,148.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2013, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended March 31, 2013 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Quarterly Report on Form 10-Q as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common shares. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of, or that we currently believe are immaterial, may also adversely affect our business, operating results and financial condition. We cannot assure you that we will successfully address these risks or other unknown risks exist that may affect our business.

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

Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. The Company does not presently have sufficient financial resources or a source of operating cash flow to undertake by itself to complete the permitting process and, if a production decision is made, the construction of a mine at the Livengood Gold Project. The completion of the permitting process, and any construction of a mine at the Livengood Gold Project following the making of a production decision, will therefore depend upon the Company’s ability to obtain financing through the sale of its equity securities, enter into a joint venture relationship, secure significant debt financing or find alternative means of financing. There is no assurance that the Company will be successful in obtaining the required financing on favorable terms or at all. Even if the results of exploration are encouraging, the Company may not be able to obtain sufficient financing to conduct the further exploration that may be necessary to determine whether or not a commercially mineable deposit exists.

Our ability to obtain additional financing in the future will depend upon a number of factors, including prevailing capital market conditions, the status of the national and worldwide economy, our business performance and the price of gold and other precious metals. Capital markets worldwide have been adversely affected in recent years by substantial losses by financial institutions. At present, it is impossible to determine what amount of additional funds, if any, may be required. Failure to obtain such additional financing on favorable terms or at all could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our interests in the Livengood Gold Project.

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

We are considered an exploration stage company and will continue to be until we identify commercially viable reserves on our properties and develop our properties. We have no producing properties and have never generated any revenue from our operations. Our Livengood Gold Project is in the exploration stage and, while it has identified estimated measured, inferred and indicated resources, it does not contain any known reserves and we have not confirmed that a commercially viable mineral deposit exists on the project site. The majority of exploration projects do not result in the discovery of commercially mineable deposits of ore. Further exploration and substantial expenditures are required to establish ore reserves through drilling and metallurgical and other testing techniques, determine metal content and metallurgical recovery processes to extract metal from the ore, and construct, renovate or expand mining and processing facilities. No assurance can be given that any level of recovery of ore reserves will be realized or that any identified mineral deposit will ever qualify as a commercial mineable ore body which can be legally and economically exploited. If we are not able to identify commercially viable mineral deposits or profitably extract minerals from such deposits, our business would be materially adversely affected and our investors could lose all or a substantial portion of their investment.

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

Until ore is actually mined and processed, mineral resources, mineral reserves and grades of mineralization must be considered as estimates only. The grade of ore ultimately mined, if any, may differ from that indicated by any pre-feasibility or definitive feasibility studies and drill results. There can be no assurance that minerals recovered in small scale laboratory tests will be duplicated in large scale tests under on-site conditions or in production scale operations. Extended declines in market prices for gold may render portions of our mineral resources uneconomic and result in reduced reported mineralization or adversely affect the commercial viability determinations reached by us. Material changes in estimates of mineralization, grades, stripping ratios, recovery rates or of our ability to extract such mineralization may affect the economic viability of projects and the value of our Livengood Gold Project. The estimated resources described in this report should not be interpreted as assurances of mine life or of the profitability of future operations. Estimated mineral resources and mineral reserves may have to be re-estimated based on changes in applicable commodity prices, further exploration or development activity or actual production experience. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence mineral resource or mineral reserve estimates. Market price fluctuations for gold, silver or base metals, increased production costs or reduced recovery rates or other factors may render any particular reserves uneconomical or unprofitable to develop at a particular site or sites. A reduction in estimated reserves could require material write downs in investment in the affected mining property and increased amortization, reclamation and closure charges. Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability.

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

Increased costs could affect our ability to bring our projects into production and, once in production, our financial condition and ability to be profitable.

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

The volatility in gold prices is illustrated by the following table, which presents the high, low and average fixed price in U.S. dollars for an ounce of gold, based on the London Bullion Market Association P.M. fix, over the past five years:

	High	Low	Average
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
January 1, 2013 to May 6, 2013	$1,694	$1,380	$1,590

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

There are risks that title to our Livengood Gold Project may be challenged or impugned. Our Livengood Gold Project is located in the state of Alaska and may be subject to prior unrecorded agreements or transfers or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of our Livengood Gold Project which, if successful, could impair development or operations. This is particularly the case in respect of those portions of our properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

Some of the mining claims at the Livengood Gold Project are U.S. federal or Alaska state “unpatented” mining claims. There is a risk that a portion of such unpatented mining claims could be determined to be invalid, in which case the Company could lose the right to mine any minerals contained within those mining claims. Unpatented mining claims are created and maintained in accordance with the applicable U.S. federal and Alaska state mining laws. Unpatented mining claims are unique property interests, and are generally considered to be subject to greater title risk than other real property interests due to the validity of unpatented mining claims often being uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the provisions of the U.S. General Mining Law of 1872 (the “Mining Law”). Unpatented mining claims are always subject to possible challenges of third parties or validity contests by the United States federal government or the Alaska state government, as applicable. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. Title to the unpatented mining claims may also be affected by undetected defects such as unregistered agreements or transfers and there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims. The Company has not obtained full title opinions for the majority of its mineral properties. Not all the mineral properties in which the Company has an interest have been surveyed, and their actual extent and location may be in doubt. Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

The leases and agreements pursuant to which the Company has interests, or the right to acquire interests, in a significant portion of the Livengood Gold Project provide that the Company must make a series of cash payments over certain time periods or expend certain minimum amounts on the exploration of the properties. Failure by the Company to make such payments or make such expenditures in a timely fashion may result in the Company losing its interest in such properties. There can be no assurance that the Company will have, or be able to obtain, the necessary financial resources to be able to maintain all of its property agreements in good standing, or to be able to comply with all of its obligations thereunder, which could result in the Company forfeiting its interest in one or more of its mineral properties.

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

We are subject to significant governmental regulations which affect our operations and costs of conducting our business.

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

•                  post-closure reclamation;

•                  environmental standards, waste disposal, toxic substances, explosives, land use and environmental protection; and

•                  dealings with indigenous peoples and historic and cultural preservation.

Companies engaged in exploration activities often experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. Failure to comply with applicable laws, regulations and permits may result in civil or criminal fines or penalties, enforcement actions thereunder, including the forfeiture of claims, orders issued by regulatory or judicial authorities requiring operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or costly remedial actions, any of which could result in the Company incurring significant expenditures. The Company may also be required to compensate third parties suffering loss or damage as a result of our mineral exploration activities and may have civil or criminal fines or penalties imposed for violations of such laws, regulations and permits.

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

In recent years, members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law. If adopted, such legislation, among other things, could eliminate or greatly limit the right to a mineral patent, impose federal royalties on mineral production from unpatented mining claims located on United States federal lands (which includes certain of the mining claims at the Livengood Gold Project), result in the denial of permits to mine after the expenditure of significant funds for exploration and development, reduce estimates of mineral reserves and reduce the amount of future exploration and development activity on U.S. federal lands, all of which could have a material and adverse effect on the Company’s ability to operate and its cash flow, results of operations and financial condition.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

The activities of the Company are subject to environmental regulations in the jurisdictions in which we operate. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations.  Certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner involving stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in our current and planned operations and future activities and reduce the profitability of operations. It is possible that future changes in these laws or regulations could have a significant adverse impact on our Livengood Gold Project or some portion of our business, causing us to re-evaluate those activities at that time.

Examples of current U.S. federal laws which may affect our current operations and may impact future business and operations include, but are not limited to, the following:

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act (“CAA”) restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring or control requirements under the CAA and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the regulations.

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The U.S. Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. We are required to undertake the NEPA process for the Livengood Gold Project permitting. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project or the ability to construct or operate the Livengood Gold Project or other properties entirely.

The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

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

Our success is largely dependent on the performance and abilities of our directors, officers, employees and management and on our ability to attract and retain additional key personnel in exploration, mine development, sales, marketing, technical support and finance. In addition, the Company has relied and may continue to rely upon consultants and others for operating expertise. There is no assurance that we will be able to maintain the services of our directors, officers, employees or other qualified personnel required to operate our business. The loss of the services of these persons could have a material adverse effect on our business and prospects. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance we will be able to recruit and retain such personnel. The number of persons skilled in the acquisition, exploration and development mineral properties is limited and competition for such persons is intense. If we are not successful in attracting and retaining qualified personnel, our ability to develop our properties could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. We do not maintain “key man” life insurance policies on any of our officers or employees.

Canadian investors may not be able to enforce their civil liabilities against us.

It may be difficult for Canadian investors to bring and enforce suits against us. As substantially all of the assets of the Company and its subsidiaries are located outside of Canada, and certain of the directors and officers of the Company are resident outside of Canada, it may be difficult or impossible for Canadian investors to enforce judgments granted by a court in Canada against the assets of the Company or the directors and officers of the Company residing outside of Canada. A shareholder should not assume that the courts of the United States (i) would enforce judgments of Canadian courts obtained in actions against us or such persons predicated upon the civil liability provisions of the Canadian securities laws or other laws of Canada, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon Canadian securities laws or other laws of Canada.

Risks Related to Our Common Shares

Our share price may be volatile and as a result you could lose all or part of your investment.

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. It may be anticipated that any quoted market for our common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2012, the price of our common shares on the Toronto Stock Exchange ranged from a low of C$1.85 to a high of C$5.61, and on the NYSE MKT ranged from a low of $1.91 to a high of $5.62.  In 2013 to May 6, 2013, the price of our common shares on the TSX ranged from a low of C$0.93 to a high of C$2.43, and on the NYSE MKT ranged from a low of $0.96 to a high of $2.46 There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, you may be unable to resell your shares at a desired price.

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

We have not paid dividends on our common shares to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop the Livengood Gold Project and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our board of directors.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, the NYSE MKT, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from operating activities to compliance activities.

We likely constituted a “passive foreign investment company” during the fiscal year ended December 31, 2012, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2012, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years.  The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year and accordingly no assurances can be given regarding the Company’s PFIC status for the current year or any future year.  If ITH is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares.  For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports.  These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”).  During the three month period ended March 31, 2013, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Notice of Articles (filed as Exhibit 3 to the Company’s Form 20-F on October 20, 2005 and incorporated herein by reference)

3.2	Articles (filed as Exhibit 3 to the Company’s Form 20-F on October 20, 2005 and incorporated herein by reference)

3.3	Notice of Alteration of Articles, dated April 20, 2006 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K on March 13, 2013 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (iv) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Donald C. Ewigleben
Donald C. Ewigleben
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013

By:	/s/ Tom S. Q. Yip
Tom S. Q. Yip
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2013