Form 10-Q
period 2013-06-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2013-07-31
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300-1177 West Hastings Street Vancouver, British Columbia, Canada (Address of principal administrative office)	V6E 2K3 (Zip code)

Registrant’s telephone number, including area code: (604) 683-3332

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerate filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated filer ☐	Small Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of July 30, 2013, the registrant had 98,068,638 Common Shares outstanding.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the Livengood Gold Project (the “Livengood Gold Project” or the “Project”).  Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessments on the Project are preliminary in nature and include “inferred mineral resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. There is no certainty that such inferred mineral resources at the Project will ever be realized. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

•                  the ability of the Company to continue to refine the project economics for the Livengood Gold Project;

•                  the potential for opportunities to reduce capital costs for the Livengood Gold Project; and

•                  the potential for opportunities to improve the economics of the Livengood Gold Project by reducing certain costs, including through the reduction of reagent consumption and energy costs, and improving recovery through intensive cyanide leach of gravity concentrates.

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

•                  the Company’s ability to secure the necessary consulting, drilling and related services and supplies on favorable terms in connection with its drilling program at the Livengood Gold Project and other activities;

•                  the Company’s ability to attract and retain key staff, particularly in connection with the development of any mine at the Livengood Gold Project;

•                  the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;

•                  the timing of the ability to commence and complete planned work programs at the Livengood Gold Project;

•                  the terms of the consents, permits and authorizations necessary to carry out planned exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;

•                  the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;

•                  the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole; and

•                  the continued development of and potential construction of any mine at the Livengood Gold Project property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

As at June 30, 2013 and December 31, 2012

(Expressed in US Dollars - Unaudited)

	Note	June 30, 2013	December 31, 2012
ASSETS

Current
Cash and cash equivalents		$19,874,686	$30,170,905
Marketable securities		55,651	180,415
Accounts receivable		22,754	262,516
Advance to contractors		514,009	582,009
Prepaid expenses		283,074	228,221
Total current assets		20,750,174	31,424,066

Property and equipment		79,386	89,714
Capitalized acquisition costs	4	55,173,564	55,173,564

Total assets		$76,003,124	$86,687,344

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$730,217	$1,198,771
Accrued liabilities		1,005,338	2,548,498
Total current liabilities		1,735,555	3,747,269

Non-current liabilities
Derivative liability	5	16,700,000	22,400,000

Total liabilities		18,435,555	26,147,269

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 98,068,638 shares issued and outstanding at June 30, 2013 and December 31,2012	6	236,401,096	236,401,096
Contributed surplus		31,339,472	28,589,591
Accumulated other comprehensive income		3,084,913	4,101,968
Deficit accumulated during the exploration stage		(213,257,912)	(208,552,580)

Total shareholders’ equity		57,567,569	60,540,075

Total liabilities and shareholders’ equity		$76,003,124	$86,687,344

Nature and continuance of operations (note 1)

Commitments (note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2013 and 2012

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Six Months Ended
	Note	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	From Inception
Operating expenses
Consulting fees		$479,444	$228,164	$1,118,447	$489,050	$14,742,504
Depreciation		5,453	7,908	10,916	15,820	254,747
Insurance		73,417	78,844	142,839	147,005	1,059,016
Investor relations		65,654	67,686	195,035	181,051	4,595,739
Mineral property exploration	4	2,452,664	11,833,137	5,247,099	16,955,013	149,276,148
Office		28,094	32,800	55,191	77,189	952,448
Other		16,638	17,039	32,992	39,018	1,767,507
Professional fees		89,705	125,167	273,732	252,273	3,376,117
Regulatory		12,234	44,840	112,356	128,447	1,067,054
Rent		57,159	58,134	117,169	122,919	968,157
Travel		34,980	76,176	128,042	147,580	1,322,298
Wages and benefits		1,763,123	2,916,576	3,640,087	6,179,212	42,050,645
Write-down of mineral properties		—	—	—	—	1,605,522
Total operating expenses		(5,078,565)	(15,486,471)	(11,073,905)	(24,734,577)	(223,037,902)

Other income (expenses)
Gain on foreign exchange		511,994	448,164	909,823	427,744	1,232,448
Interest income		23,290	28,987	57,519	113,600	2,560,816
Income from mineral property earn-in		—	—	—	141,948	660,744
Impairment of available-for-sale securities		(298,769)	—	(298,769)	—	(298,769)
Spin-out cost		—	—	—	—	(775,249)
Unrealized gain/(loss) on derivative	5	4,200,000	2,100,000	5,700,000	(300,000)	6,400,000
Total other income (expense)		4,436,515	2,577,151	6,368,573	383,292	9,779,990
Loss from continuing operations		(642,050)	(12,909,320)	(4,705,332)	(24,351,285)	(213,257,912)
Loss from discontinued operations		—	—	—	—	(19,630,113)
Net loss for the period		(642,050)	(12,909,320)	(4,705,332)	(24,351,285)	(232,888,025)

Other comprehensive income (loss)
Unrealized loss on marketable securities		(68,535)	(137,218)	(119,112)	(159,690)	(487,811)
Reclassification of impairment of available-for-sale securities		298,769	—	298,769	—	298,769
Exchange difference on translating foreign operations		(692,563)	(562,931)	(1,196,712)	249,246	3,273,955
Total other comprehensive income (loss) for the period		(462,329)	(700,149)	(1,017,055)	89,556	3,084,913
Comprehensive loss for the period		$(1,104,379)	$(13,609,469)	$(5,722,387)	$(24,261,729)	$(229,803,112)

Basic and fully diluted loss per share		$(0.01)	$(0.15)	$(0.05)	$(0.28)

Weighted average number of shares outstanding		98,068,638	86,683,919	98,068,638	86,683,919

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013 and 2012

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2011	86,683,919	$207,186,847	$19,382,616	$3,524,125	$(151,909,118)	$78,184,470
Stock based compensation	—	—	2,948,367	—	—	2,948,367
Unrealized gain/(loss) on available-for-sale securities	—	—	—	(159,690)	—	(159,690)
Exchange difference on translating foreign operations	—	—	—	249,246	—	249,246
Net loss	—	—	—	—	(24,351,285)	(24,351,285)
Balance, June 30, 2012	86,683,919	207,186,847	22,330,983	3,613,681	(176,260,403)	56,871,108
Private placement	11,384,719	29,768,529	—	—	—	29,768,529
Share issuance costs	—	(554,280)	—	—	—	(554,280)
Stock based compensation	—	—	6,258,608	—	—	6,258,608
Unrealized gain/(loss) on available-for-sale securities	—	—	—	(3,486)	—	(3,486)
Exchange difference on translating foreign operations	—	—	—	491,773	—	491,773
Net loss	—	—	—	—	(32,292,177)	(32,292,177)
Balance, December 31, 2012	98,068,638	236,401,096	28,589,591	4,101,968	(208,552,580)	60,540,075
Stock based compensation	—	—	2,749,881	—	—	2,749,881
Unrealized gain/(loss) on available-for-sale securities	—	—	—	(119,112)	—	(119,112)
Reclassification of impairment of available-for-sale securities	—	—	—	298,769	—	298,769
Exchange difference on translating foreign operations	—	—	—	(1,196,712)	—	(1,196,712)
Net loss	—	—	—	—	(4,705,332)	(4,705,332)
Balance, June 30, 2013	98,068,638	$236,401,096	$31,339,472	$3,084,913	$(213,257,912)	$57,567,569

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(Expressed in US Dollars - Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012	From Inception
Operating Activities
Loss for the period from continuing operations	$(4,705,332)	$(24,351,285)	$(213,257,912)
Add items not affecting cash:
Depreciation	10,916	15,820	254,747
Stock based compensation	2,749,881	2,948,367	36,064,591
Unrealized (gain) loss on derivative liability	(5,700,000)	300,000	(6,400,000)
Spin-out recovery	—	—	(254,339)
(Gain) loss on foreign exchange	—	—	(254,512)
Impairment of available-for-sale securities	298,769	—	298,769
Write-down of mineral properties	—	—	1,605,522
Other	—	(41,948)	(285,323)
Changes in non-cash items:
Accounts receivable	298,134	520,707	25,921
Prepaid expenses	(66,380)	(130,173)	(430,868)
Advance to contractors	68,000	(410,000)	381,082
Accounts payable and accrued liabilities	(2,006,680)	(2,379,722)	1,732,403
Cash used in operating activities of continuing operations	(9,052,692)	(23,528,234)	(180,519,919)
Cash used in operating activities of discontinued operations	—	—	(12,786,324)

Financing Activities
Issuance of share capital	—	—	251,751,411
Share issuance costs	—	—	(7,643,229)
Cash provided by financing activities of continuing operations	—	—	244,108,182
Cash used in financing activities of discontinued operations	—	—	(3,902,947)

Investing Activities
Proceeds from sale of available-for-sale-securities	—	—	172,734
Capitalized acquisition costs	—	(2,004,907)	(27,781,245)
Expenditures on property and equipment, net	—	—	(332,415)
Cash used in investing activities of continuing operations	—	(2,004,907)	(27,940,926)
Cash used in investing activities of discontinued operations	—	—	(312,593)

Effect of foreign exchange on cash of continuing operations	(1,243,527)	142,247	1,764,089
Effect of foreign exchange on cash of discontinued operations	—	—	(534,876)
(Decrease) increase in cash and cash equivalents	(10,296,219)	(25,390,894)	19,874,686
Cash and cash equivalents, beginning of the period	30,170,905	54,712,073	—

Cash and cash equivalents, end of the period	$19,874,686	$29,321,179	$19,874,686

Supplemental cash flow information (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(Expressed in US dollars — Unaudited)

1.                                      GENERAL INFORMATION, NATURE AND CONTINUANCE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada.  The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.  In these financial statements references to ITH include its wholly owned subsidiaries Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (formerly Talon Gold (US) LLC) (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation).  The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed.  At June 30, 2013, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

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

2.             BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 as filed in our Annual Report on Form 10-K.  In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2013 and the results of its operations for the six months then ended.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The 2012 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by US GAAP.

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

Six Months Ended June 30, 2013 and 2012

(Expressed in US dollars — Unaudited)

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement.  The three levels of the fair value hierarchy are as follows:

•             Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities

•             Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,

•             Level 3 – Inputs that are not based on observable market data.

	Fair value as at June 30, 2013
	Level 1	Level 2
Financial assets:
Marketable securities	$55,651	$—
Total	$55,651	$—
Financial liabilities:
Derivative liability (note 5)	$—	$16,700,000
Total	$—	$16,700,000

	Fair value as at December 31, 2012
	Level 1	Level 2
Financial assets:
Marketable securities	$180,415	$—
Total	$180,415	$—
Financial liabilities:
Derivative liability (note 5)	$—	$22,400,000
Total	$—	$22,400,000

4.                                      CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2012	$55,173,564
Acquisition costs	—
Balance, June 30, 2013	$55,173,564

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(Expressed in US dollars — Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the six month periods ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Exploration costs:
Aircraft services	$4,760	$948,432
Assay	10,324	458,406
Drilling	(28,714)	3,700,574
Environmental	1,369,461	1,714,650
Equipment rental	284,825	918,582
Field costs	550,101	4,055,101
Geological/geophysical	2,522,245	4,585,863
Land maintenance & tenure	380,051	318,737
Legal	117,793	95,821
Surveying and mapping	—	119,050
Transportation and travel	36,253	39,797
Total expenditures for the period	$5,247,099	$16,955,013

Livengood Gold Project Property

The Livengood Gold Project property is located in the Tintina gold belt approximately 110 kilometers (70 miles) northwest of Fairbanks, Alaska.  The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)             a lease of the Alaska Mental Health Trust mineral rights having an initial term of three years commencing July 1, 2004, subject to two extensions of three years each and subject to further extension beyond June 30, 2013 by payment of a flat annual fee of 125% of the last rate paid for advance minimum royalties and diligent pursuit of development.  The lease requires work expenditures of $10/acre/year in years 1 - 3, $20/acre/year in years 4-6 and $30/acre/year in years 7- 9 and advance minimum royalties of $5/acre/year in years 1 - 3, $15/acre/year in years 4- 6, $25/acre/year in years 7-9, and 125% of the year 9 payment in subsequent years (all of which advance minimum royalties are recoverable from production royalties).  A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease.   In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company in December 2011.  As of June 30, 2013 the Company has paid $1,326,363 from the inception of this lease.

b)             a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.   The lease requires an advance minimum royalty of $50,000 on or before each anniversary date, (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors.  The Company may purchase 1% of the royalty for $1,000,000.  As of June 30, 2013, the Company has paid $480,000 from the inception of this lease.

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

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(Expressed in US dollars — Unaudited)

The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.  As of June 30, 2013, the Company has paid $95,000 from the inception of this lease.

d)             a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $15,000 on or before each anniversary date, (all of which minimum royalties are recoverable from production royalties).  The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties).  An NSR production royalty of 2% is payable to the lessor.  The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.  As of June 30, 2013, the Company has paid $68,000 from the inception of this lease.

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

5.                                      DERIVATIVE LIABILITY

During 2011, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska.  The aggregate consideration for the claims and rights was $13,500,000 in cash plus an additional contingent payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition.  The contingent payment will equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce.  If the Average Gold Price is less than $720, there will be no additional contingent payment.

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000.  The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price.  The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group.  The CME Group represents the merger of the Chicago Mercantile Exchange (CME), the Chicago Board of Trade (CBOT), the New York Mercantile Exchange (NYMEX) and its commodity exchange division, Commodity Exchange, Inc. (COMEX).  Using this forward curve, the Company estimated an Average Gold Price based on actual gold prices to June 30, 2013 and projected gold prices from June 30, 2013 to the end of the five year period in December 2016 of $1,441 per ounce of gold.

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Fair Value	Average Gold Price ($/oz.)
Derivative value at December 31, 2012	$22,400,000	$1,688
Unrealized (gain) loss for the period	(5,700,000)
Derivative value at June 30, 2013	$16,700,000	$1,441

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(Expressed in US dollars — Unaudited)

6.                                      SHARE CAPITAL

Authorized

500,000,000 common shares without par value.  At June 30, 2013 and December 31, 2012 there were 98,068,638 shares issued and outstanding.

Stock options

The Company has adopted an incentive stock option plan (the “2006 Plan”).  The essential elements of the 2006 Plan provide that the aggregate number of common shares of the Company’s capital stock that may be made issuable pursuant to options granted under the 2006 Plan may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options.  Options granted under the 2006 Plan will have a maximum term of ten years.  The exercise price of options granted under the 2006 Plan will not be less than the discounted market price of the common shares (defined as the last closing market price of the Company’s common shares immediately preceding the issuance of a news release announcing the granting of the options, less the maximum discount permitted under applicable stock exchange policies), or such other price as may be agreed to by the Company and accepted by the Toronto Stock Exchange.  Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors of the Company at the date of grant.

On March 14, 2013, the Company granted incentive stock options to certain officers, employees and consultants of the Company to purchase an aggregate of 613,000 common shares in the capital stock of the Company.  The options are exercisable on or before March 14, 2018 at a price of C$2.18 per share and will vest as to 204,328 shares on March 14, 2013; 204,328 shares on March 14, 2014; and the balance on March 14, 2015.

A summary of the status of the stock option plan as of June 30, 2013, and December 31, 2012 and changes is presented below:

	Six Months Ended		Year Ended
	June 30, 2013		December 31, 2012
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)
Balance, beginning of the period	8,570,000	$4.73	7,215,000	$7.48
Granted	613,000	$2.18	6,380,000	$3.26
Exercised	—	$—	—	$—
Expired	(190,000)	$9.15	(4,050,000)	$7.16
Cancelled/forfeited	(1,400,000)	$7.18	(975,000)	$5.42
Balance, end of the period	7,593,000	$3.96	8,570,000	$4.73

The weighted average remaining life of options outstanding at June 30, 2013 was 3.66 years.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(Expressed in US dollars — Unaudited)

Stock options outstanding are as follows:

	June 30, 2013			December 31, 2012
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
January 10, 2013	—	—	—	$9.15	190,000	190,000
July 28, 2013	$7.47	850,000	850,000	$7.47	950,000	950,000
May 9, 2016	—	—	—	$8.35	1,000,000	666,666
August 23, 2016	$8.07	600,000	400,000	$8.07	600,000	400,000
November 15, 2016	$5.64	100,000	66,666	$5.64	100,000	66,666
January 9, 2017	$4.60	30,000	20,000	$4.60	30,000	10,000
August 24, 2017	$3.17	4,400,000	1,466,656	$3.17	4,700,000	1,566,655
September 19, 2017	$2.91	1,000,000	333,333	$2.91	1,000,000	333,333
March 14, 2018	$2.18	613,000	204,328	—	—	—
		7,593,000	3,340,983		8,570,000	4,183,320

A summary of the non-vested options as of June 30, 2013 and changes during the six months ended June 30, 2013 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2012	4,386,680	$2.05
Granted	613,000	0.50
Vested	(547,662)	3.64
Cancelled/forfeited	(200,001)	1.61
Outstanding at June 30, 2013	4,252,017	$1.64

At June 30, 2013 there was unrecognized compensation expense of C$2,363,663 related to non-vested options outstanding.  The cost is expected to be recognized over a weighted-average remaining period of approximately 0.94 years.

Share-based payments

During the six month period ended June 30, 2013, the Company granted an aggregate of 613,000 stock options with a fair value of C$304,585 calculated using the Black-Scholes option pricing model.  Share-based payment charges for the six months ended June 30, 2013 totaled $2,749,881.

During the six month period ended June 30, 2012, the Company granted an aggregate of 680,000 stock options with a fair value of C$1,799,345 calculated using the Black-Scholes option pricing model.  Share-based payment charges for the six months ended June 30, 2012 totaled $2,948,367.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	June 30, 2013	December 31, 2012
Expected life of options	4 years	4 years
Risk-free interest rate	1.29%	1.32%
Annualized volatility	59.48%	67.68%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$2.18	$3.26

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(Expressed in US dollars — Unaudited)

7.                                      SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties.  The following tables present selected financial information by geographic location:

	Canada	United States	Total
June 30, 2013
Capitalized acquisition costs	$—	$55,173,564	$55,173,564
Property and equipment	13,728	65,658	79,386
Current assets	19,199,095	1,551,079	20,750,174
Total assets	$19,212,823	$56,790,301	$76,003,124
December 31, 2012
Capitalized acquisition costs	$—	$55,173,564	$55,173,564
Property and equipment	14,317	75,397	89,714
Current assets	29,046,485	2,377,581	31,424,066
Total assets	$29,060,802	$57,626,542	$86,687,344

Three months ended	June 30, 2013	June 30, 2012
Net loss for the period — Canada	$(1,283,253)	$(984,704)
Net gain (loss) for the period - United States	641,203	(11,924,616)
Net loss for the period	$(642,050)	$(12,909,320)

Six months ended	June 30, 2013	June 30, 2012
Net loss for the period — Canada	$(2,939,381)	$(3,344,123)
Net loss for the period - United States	(1,765,951)	(21,007,162)
Net loss for the period	$(4,705,332)	$(24,351,285)

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2013 and 2012

(Expressed in US dollars — Unaudited)

8.                                      COMMITMENTS

The following table discloses, as of June 30, 2013, the Company’s contractual obligations including optional mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2013	2014	2015	2016	2017	2018	2019 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$—	$16,700,000	$—	$—	$—	$16,700,000
Mineral Property Leases(2)	—	396,563	396,563	396,563	396,563	401,563	401,563	2,389,378
Mining Claim Government Fees	89,110	89,110	89,110	89,110	89,110	89,110	89,110	623,770
Office and Equipment Lease Obligations	79,526	102,825	362	362	362	362	362	184,161
Total	$168,636	$588,498	$486,035	$17,186,035	$486,035	$491,035	$491,035	$19,897,309

(1)         The amount payable in December 2016 of $16,700,000 represents the fair value of the Company’s derivative liability as at June 30, 2013 and will be revalued at each subsequent reporting period.  See note 5.

(2)         Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company.  Does not include potential royalties that may be payable (other than annual minimum royalty payments).  See note 4.

9.                                      SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30, 2013	Six months ended June 30, 2012

Income taxes paid	$—	$146,172

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.  All currency amounts are stated in US dollars unless noted otherwise.

Current Business Activities

General

During the six months ended June 30, 2013, and to the date of this MD&A, the Company advanced its Livengood Gold Project in Alaska with the issuance of feasibility study (the “Feasibility Study”) results.  The Feasibility Study for the Livengood Gold Project has been underway since early 2012.

Livengood Gold Project - Feasibility Study Results

The Company announced the results of the Feasibility Study on July 23, 2013.  The purpose of the Feasibility Study is to advance the Livengood Gold Project to a level that will enable a decision to advance to permitting and the execution phase of the Project.  Using the trailing three year gold price of $1,500 per ounce, the Project generates an after-tax internal rate of return of 1.7%.

Mining and Production

The Project design is a conventional, owner-operated, surface mine that will utilize large-scale mining equipment in a blast/load/haul operation.  Ore is planned to be processed in a 100,000 ton per day (“tpd”) comminution circuit consisting of a primary gyratory crusher, wet grinding in a single semi-autogenous (SAG) mill and two ball mills, followed by a gravity gold circuit, a conventional carbon in leach (CIL) circuit and a refinery.

The 100,000 tpd mine plan contains 501 million tons of ore mined from the Livengood open pit over the 14 year operating life.  Total gold recovered is expected to be 8 million ounces.  Average annual gold production over the life-of-mine (“LOM”) is 577,600 ounces, averaging 698,500 ounces during the first five years of operations.  Mining and ore stockpiling will begin during construction phase and will be two years in advance of plant commissioning

Project Economics

The project economics were generated using the trailing three year average gold price of $1,500 per ounce resulting in an after-tax internal rate of return (IRR) of 1.7% with an all-in cost of production of $1,474 per ounce.  The following table provides additional details of the Project’s economics (after-tax) at various gold prices.

Gold Price per Ounce	NPV5% ($M)	IRR (%)	Payback (years)
$1,200	(1,835)	(16.1)	n/a
$1,300	(1,336)	(7.2)	n/a
$1,400	(854)	(1.9)	n/a
$1,500	(440)	1.7	10.8
$1,600	(50)	4.6	8.8
$1,700	336	7.3	7.2
$1,800	723	9.7	6.1
$1,900	1,109	12.0	5.2
$2,000	1,493	14.1	4.6
$2,100	1,869	16.1	4.2
$2,200	2,219	17.8	3.8

Capital Costs

The total estimated cost to design, procure, construct and commission the facilities described in this section is $2.79 billion and sustaining capital of $893 million.  In addition to the large-scale mining equipment and comminution circuit described above, the Project will include a lined tailings management system, two water reservoirs, an administration office/shop/warehouse complex and a 440 person camp.  The Project will also include construction of an 80 kilometer (50 mile) transmission line to the site from the existing grid power near Fairbanks, Alaska.  The capital costs estimate is expressed in nominal 2013 US dollars.  No provision has been included to offset future escalation, and the estimate excludes sunk costs (costs prior to the start of detailed design) and risks due to labor disputes, permitting delays, weather delays or any other force majeure occurrences.

Site deconstruction and reclamation will proceed in stages at a total cost of $353 million.  Initial reclamation and salvage will take 5 years with costs projected at $253.4 million.  After site stabilization, preparation of final site configuration and ongoing water treatment is anticipated.  The initial and sustaining capital included a fully lined tailings management facility; this facility has been included as best practices for environmental stewardship.

Key capital expenditures for initial and sustaining capital requirements are identified in the following table:

Capital Expenditures ($Millions)	Initial Capital	Sustaining Capital
Process facilities	$1,119	$26
Infrastructure facilities	708	506
Power supply	129	—
Mine equipment	189	126
Mine development	177	—
Other owners costs	166	9
Contingency	271	—
Funding of reclamation trust fund(1)	32	226
Total capital	$2,790	$893

Note: may not add due to rounding.

(1) Total estimated reclamation costs are $353 million.

Operating Costs

The following table presents a breakdown of all-in operating cost of production over the projected life of the Project.  Operating costs were estimated based on second quarter 2013 current US dollars without escalation.  LOM operating cost is anticipated to be $1,030/oz and all-in after-tax LOM costs is anticipated to be $1,474/oz.  All-in sustaining cost of production is a non-GAAP financial measure and substantially conforms to the World Gold Council guidance on production cost reporting issued in June 2013.  Non-GAAP financial measures are not defined under GAAP and are provided as additional information and should not be considered in isolation or as a substitute for other financial measures prepared in accordance with GAAP.  See further discussion of non-GAAP measures below.

All-in Sustaining Cost of Production	$/Ounce	LOM ($Million)
On-site mine operating costs	$933	$7,543
Royalties	45	362
Third-party smelting, refining and transport costs	9	75
Sub-total	987	7,980
Reclamation and remediation	43	353
Sub-total production cost before capital	1,030	8,333
Capital expenditures (initial and sustaining)(1)	416	3,367
All-in costs — pre-tax	1,447	11,700
Mining and income taxes	27	220
All-in costs — after-tax	$1,474	$11,920

Rounding of some figures in the table above may lead to minor discrepancies in totals.

(1) Excludes $32 million upfront funding included in reclamation and remediation above and $57 million for recoverable initial stores inventory.

Annual Production

The table below highlights the anticipated production schedule.  Total life-of-mine production is projected to be approximately 8,086,000 ounces.  For the first five years, it is anticipated that average annual production would be 698,500 ounces.

Years	Mill Feed Grade (g/tonne)	Ounces Produced (000’s)
1	1.08	763.2
2	0.94	844.2
3	0.67	594.0
4	0.76	671.3
5	0.74	619.7
6	0.63	558.3
7	0.66	590.3
8	0.66	582.3
9	0.67	554.2
10	0.72	562.9
11	0.82	720.7
12	0.54	421.6
13	0.39	321.4
14	0.39	282.2
LOM	0.69	8,086.4

Project Mineral Resources and Reserves

The global mineral resource estimate has been updated from that published in August 2011 to include drilling in the deposit since that time.  The resource model was constructed using Gemcom GEMS® and the Stanford GSLIB (Geostatistical Software Library) MIK post processing routine.  The resource was estimated using Multiple Indicator Kriging techniques.

A three-dimensionally defined stratigraphic model, based on interpretations by ITH geologists, was used to code the rock type block model.  A three-dimensionally defined probability grade shell (0.1 g/t) was used to constrain the gold estimation.  Gold contained within each block was estimated using nine indicator thresholds.  The block model was tagged with the geologic model using a block majority coding method.  Because there are significant grade discontinuities at stratigraphic contacts, hard boundaries were used between each of the stratigraphic units so that data for each stratigraphic unit was used only for that unit.

A summary of the estimated global (in-situ) mineral resource is presented in the table below for cutoff grades of 0.2, 0.3, 0.5, and 0.7 g/t gold.

Classification	Gold Cutoff (g/t)	Tonnes (Millions)	Gold (g/t)	Gold Ounces (Millions)
Measured	0.20	994	0.52	16.4
Indicated	0.20	112	0.45	1.6
Measured & Indicated	0.20	1,106	0.51	18.0
Inferred	0.20	438	0.41	5.8

Measured	0.30	731	0.61	14.4
Indicated	0.30	71	0.56	1.3
Measured & Indicated	0.30	802	0.61	15.7
Inferred	0.30	266	0.52	4.4

Measured	0.50	370	0.82	9.8
Indicated	0.50	31	0.80	0.8
Measured & Indicated	0.50	401	0.82	10.6
Inferred	0.50	92	0.76	2.3

Measured	0.70	179	1.08	6.2
Indicated	0.70	13	1.09	0.5
Measured & Indicated	0.70	192	1.08	6.7
Inferred	0.70	34	1.08	1.2

Mineral resources that are not mineral reserves do not have demonstrated economic viability. Mineral resource estimates do not account for mineability, selectivity, mining loss and dilution. These mineral resource estimates include inferred mineral resources that are normally considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. There is also no certainty that these inferred mineral resources will be converted to measured and indicated categories through further drilling, or into mineral reserves, once economic considerations are applied.

The Feasibility Study has converted a portion of these mineral resources into proven reserves of 434 million tonnes at an average grade of 0.69 g/tonne (9.6 million ounces) and probable reserves of 20 million tonnes at an average grade of 0.70 g/tonne (454,000 ounces) at the gold price of $1,500 per ounce (the trailing three year average).

The table below illustrates the updated reserve estimate for the Project, calculated at a gold price of $1,500 per ounce.

Rock Type	Tonnes (000s)	Average Grade g Au/t	Ounces (000s)
RT4 Cambrian	58,247.3	0.639	1,196.6
RT5 Sunshine Upper Sediments	126,592.2	0.576	2,344.6
RT6 Upper Sediments	80,912.3	0.733	1,906.0
RT7 Lower Sediments-Bleached	51,020.0	0.772	1,266.3
RT8 Sunshine Volcanics	6,707.4	0.659	142.1
RT9 Volcanics	111,013.9	0.775	2,766.0
Total proven:	434,493.0	0.689	9,621.5

RT4 Cambrian	5,129.8	0.720	118.7
RT5 Sunshine Upper Sediments	1,503.4	0.535	25.8
RT6 Upper Sediments	2,754.6	0.637	56.4
RT7 Lower Sediments-Bleached	4,005.3	0.726	9.5
RT8 Sunshine Volcanics	2,321.2	0.669	49.9
RT9 Volcanics	4,416.4	0.773	109.7
Total probable:	20,130.8	0.702	454.0

RT4 Cambrian	63,377.1	0.645	1,315.2
RT5 Sunshine Upper Sediments	128,095.6	0.576	2,370.4
RT6 Upper Sediments	83,666.9	0.730	1,962.4
RT7 Lower Sediments-Bleached	55,025.3	0.769	1,359.8
RT8 Sunshine Volcanics	9,028.6	0.662	192.0
RT9 Volcanics	115,430.3	0.775	2,875.7
Total proven and probable:	454,623.8	0.689	10,075.6

Rounding of some figures may lead to minor discrepancies in totals.

Metallurgy, Processing and Infrastructure

ITH has completed extensive metallurgic test work on the five rock types that comprise 98% of the reserve, announced in a separate press release dated December 11 2012.

ITH’s metallurgic test work programs evaluated: (1) ore hardness estimates  that showed the Money Knob deposit is consistent and does not change at depth; (2) the selection of a SAG mill and two ball mills instead of High Pressure Grinding Roll technology; (3) the use of a grind, gravity, flotation, CIL circuit versus grind, gravity, whole ore CIL; (4) estimated gold recovery rates based on optimized grind size and leach conditions for the various rock types; and (5) the use of heap leaching  of Livengood ores.

The comminution circuit is designed to process material with an average bond-work index 5% in excess of actual rock hardness based on the test work completed.  Gold will be recovered through a traditional crusher, grinding, gravity and CIL circuit.  Recovery rates are based on the results of 99 variability tests.

Rock Type	Gold Recovery %
RT4 Cambrian	84.2
RT5 Sunshine Upper Sediments	87.7
RT6 Upper Sediments	76.7
RT7 Lower Sediments-Bleached	58.5
RT9 Volcanics	84.8

The Livengood Gold Project is located approximately 110 kilometers (70 miles) northwest of the town of Fairbanks in Central Alaska and is connected by an existing paved highway. The Project is located in an active mining district that has been mined for gold since 1914. The State of Alaska land use plan designates mining as the primary surface use for the Livengood area.

Next Steps and Opportunities

The Company believes that mill throughput and production schedule optimization studies may provide opportunities to reduce project capital costs.  A lower mill throughput may offer an opportunity to enhance mill head grades in early years by a more aggressive stockpile management strategy than is assumed in the Feasibility Study.

The Company will also continue to advance environmental baseline work in support of future permitting in order to better position the Livengood Gold Project for a construction decision when warranted by market conditions.

There is also opportunity to expand the mineable resource by increasing the in-pit resource, as additional drilling may improve the classification of the material contained within the pit. Additional drilling may expand the resource at depth and to the southwest, incorporating mineralized material below the current grade model. Multiple exploration targets have been identified and may increase the resource with additional exploration.

The Company has also identified several opportunities to improve the performance of the Project that warrant further study, including verification of preliminary indications of a higher head grade, verify modeling to improve recovery through intensive cyanide leach reactors, reducing reagent consumption and energy costs.

Project Risks

Successful commercial production, if any, is subject to successful construction of the designed facilities in the Feasibility Study.  Project risks include, but are not limited to, the following, which may have negative implications to both the execution schedule and project cost:

The Project design requires excavation, processing, movement, placement, and preparation of a large quantity of soil, colluvium, alluvial material, and rock.  There is a risk that the contractors and owner’s crews and equipment may not be able to move this material as efficiently as estimated.

The Project has a large surface footprint.  While subsurface ground conditions have been investigated by drilling in support of this feasibility study, not all areas have been completely investigated.  The actual subsurface ground conditions encountered during construction may be different than currently understood.

The Project will require the surface preparation and placement of approximately 38 million square feet of LLDPE liner and other appurtenances at the tailings management facility during the two planned summer construction seasons available after construction start and prior to production.  There is risk that the contractor may not be able to place the quantity of liner required in the time available.

The Feasibility Study execution plan assumes an August 1 project release date, with mobilization to the site and construction to begin on October 1.  This date was selected to conform to the optimum period for mobilization to the site and establishment of temporary support facilities prior to the onset of winter.  This date also is optimum to allow full utilization of the entire winter season to pioneer construction activities at the various project facilities, all of which are located in permafrost terrain.  The actual project release date is uncertain, given the combination of market variables and the multi-year permitting process that must be completed prior to a construction decision.  There is a risk that a project release-date could be substantially different than August 1.

2013 Outlook

During the remainder of 2013, the Company will continue to review opportunities as identified with the completion of the Feasibility Study including smaller capital expenditure options for the Project, and alternate mine plans with higher cutoffs which allow future development expansion and without compromising the total identified gold resource. The Company also plans to continue critical baseline environmental studies to maintain the integrity of five years of historical data already complied.

In light of the recent decrease in the gold price and its effect on the gold mining industry, the Company has prepared for the potential of a continuing lower gold price by revising its 2013 program to limit spending to essential activities. These activities include the completion of the Feasibility Study, environmental baseline work as well as required corporate and compliance matters.

The Company will continue to seek a strategic alliance with a larger entity to possibly fund the future development of the Project.  The strength of the gold asset, the favorable location, and the proven permitting team are the reasons the Company would potentially attract a strategic partner with a long term development horizon who understands the Project is highly leveraged to gold prices.  To date ITH has signed multiple confidentiality agreements with large and intermediate mining companies and will be providing the final Feasibility Study results on the 100,000 TPD case as well as various opportunities to be considered by those companies.

Results of Operations

Summary of Quarterly Results

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Net loss	$(642,050)	$(4,063,282)	$(7,258,397)	$(25,033,780)
Basic and diluted net loss per common share	$(0.01)	$(0.04)	$(0.07)	$(0.27)

Description	June 30, 2012	March 31, 2012	4 months December 31, 2011	August 31, 2011
Net loss	$(12,909,320)	$(11,441,965)	$(16,727,561)	$(26,582,396)
Basic and diluted net loss per common share	$(0.15)	$(0.13)	$(0.19)	$(0.31)

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

The Company incurred a net loss of $642,050 for the three months ended June 30, 2013, compared to a net loss of $12,909,320 for the three months ended June 30, 2012.  The following discussion highlights certain selected financial information and changes in operations between the three months ended June 30, 2013 and the three months ended June 30, 2012.

Mineral property expenditures decreased significantly to $2,452,664 for the three months ended June 30, 2013 from $11,833,137 for the three months ended June 30, 2012, primarily due to the Company completing its current exploration and drilling programs and shifting to activities related to the completion of the Feasibility Study including metallurgical, process engineering, and environmental baseline work.

Share-based payment charges were $1,171,853 during the three months ended June 30, 2013 compared to $1,062,378 during the three months ended June 30, 2012.  The increase in share-based payment charges during the period was mainly the result of vesting related to option grants in March 2013 and the second half of 2012.  The Company did not grant any options during the three month periods ended June 30, 2013 and 2012.

Share-based payment charges

Share-based payment charges for the three month periods ended June 30, 2013 and 2012 were allocated as follows:

Expense category:	June 30, 2013	June 30, 2012
Consulting	$398,113	$36,778
Investor relations	(26,515)	—
Wages and benefits	800,255	1,025,600
	$1,171,853	$1,062,378

Excluding share-based payment charges of $800,255 and $1,025,600, respectively, wages and benefits decreased to $962,868 during the three months ended June 30, 2013 from $1,890,976 during the three months ended June 30, 2012 as a result of decreased severance charges and decreased personnel during the current year period.

Excluding share-based payment charges of $398,113 and $36,778, respectively, consulting fees decreased to $81,331 during the three months ended June 30, 2013 from $191,386 during the three months ended June 30, 2012 due to additional fees incurred in the prior period primarily for general corporate matters.

Other expense categories reflected only moderate change period over period.

Other items amounted to a gain of $4,436,515 during the three month period ended June 30, 2013 compared to a gain of $2,577,151 during the three month period ended June 30, 2012.  The gain in the current period resulted primarily from an unrealized gain of $4.2 million on the revaluation of the derivative liability at June 30, 2013 resulting from a decrease in the average price of gold, compared to an unrealized gain of $2.1 million on the revaluation of the derivative liability during the prior period which resulted from a smaller decrease in the average price of gold.  In addition to the unrealized gain on the derivative liability, the Company had foreign exchange gain of $511,994 during the three month period ended June 30, 2013 compared to a gain of $448,164 during the three month period ended June 30, 2012 as a result of an increase in the value of the Canadian dollar compared to the US dollar.  The increase in other income was partially offset by a loss of $298,769 related to the other than temporary impairment of certain available-for-sale securities during the three months ended June 30, 2013.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

The Company incurred a net loss of $4,705,332 for the six month period ended June 30, 2013, compared to a net loss of $24,351,285 for the six month period ended June 30, 2012.  The following discussion highlights certain selected financial information and changes in operations between the six months ended June 30, 2013 and the six months ended June 30, 2012.

Mineral property expenditures decreased significantly to $5,247,099 for the six months ended June 30, 2013 from $16,955,013 for the six months ended June 30, 2012 primarily due to the Company completing its current exploration and drilling programs and shifting to activities related to the completion of the Feasibility Study such as metallurgical, process engineering, and environmental baseline work.

Share-based payment charges were $2,749,881 during the six months ended June 30, 2013 compared to $2,948,367 during the six months ended June 30, 2012.  The decrease in share-based payment charges during the period was primarily the result of a reduction in the number and fair value of options granted during the period and vesting of prior option grants.  The Company granted 613,000 options during the six months ended June 30, 2013 compared to 680,000 during the six months ended June 30, 2012.

Share-based payment charges

Share-based payment charges for the six month periods ended June 30, 2013 and 2012 were allocated as follows:

Expense category:	June 30, 2013	June 30, 2012
Consulting	$942,543	$73,558
Investor relations	17,310	1,472
Professional fees	—	393
Wages and benefits	1,790,028	2,872,944
	$2,749,881	$2,948,367

Excluding share-based payment charges of $1,790,028 and $2,872,944, respectively, wages and benefits decreased to $1,850,059 during the six months ended June 30, 2013 from $3,306,268 during the six months ended June 30, 2012 as a result of decreased severance charges and decreased personnel during the current year period.

Excluding share-based payment charges of $942,543 and $73,558, respectively, consulting fees decreased to $175,904 during the six months ended June 30, 2013 from $415,492 during the three months ended June 30, 2012 due to additional fees incurred in the prior period primarily for general corporate matters and compensation benefits design and implementation.

Other expense categories reflected only moderate change period over period.

Other items amounted to a gain of $6,368,573 during the six month period ended June 30, 2013 compared to a gain of $383,292 during the six month period ended June 30, 2012.  The gain in the current period resulted mainly from an unrealized gain of $5.7 million on the revaluation of the derivative liability at June 30, 2013 resulting from a decrease in the average price of gold, compared to an unrealized loss of $0.3 million on the revaluation of the derivative liability during the prior period which resulted from an increase in the average price of gold.  In addition to the unrealized gain on the derivative liability, the Company had foreign exchange gain of $909,823 during the six month period ended June 30, 2013 compared to a gain of $427,744 during the six month period ended June 30, 2012 as a result of an increase in the value of the Canadian dollar compared to the US dollar.  The increase in other income was partially offset by a loss of $298,769 related to the other than temporary impairment of certain available-for-sale securities during the six months ended June 30, 2013.  Furthermore, income of $141,948 from mineral property earn-in was recognized during the six month period ended June 30, 2012 which was related to the Terra and Chisna properties transferred to Corvus Gold Inc. in 2010 compared to no mineral property earn-in income for the six month period ended June 30, 2013.

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

As at June 30, 2013, the Company reported cash and cash equivalents of $19,874,686 compared to $30,170,905 at December 31, 2012.  The decrease of approximately $10.3 million resulted mainly from expenditures on the Livengood Gold Project, advancing work towards completion of the Feasibility Study.  The Company continues to utilize its cash resources to fund the Livengood Gold Project permitting, feasibility study recommendations, including related metallurgical and geotechnical studies, and corporate administrative requirements.

The Company had no investing cash flows during the six months ended June 30, 2013.  Investing activities during the six months ended June 30, 2012 comprised of mineral property acquisitions of approximately $2 million.  Mineral property acquisitions during 2012 related to certain mining claims and related rights in the vicinity of the Livengood Gold Project.

The Company had no cash flows from financing activities during the six month periods ended June 30, 2013 and 2012.

As at June 30, 2013, the Company had working capital of $19,014,619 compared to working capital of $27,676,797 at December 31, 2012.  The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete the non-discretionary activities at the Livengood Gold Project, and its currently anticipated general and administrative costs, through the 2014 fiscal year.  To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the fiscal year ending December 31, 2013.  The additional financing completed by the Company in the third quarter of 2012 will fund the continued operations for the 2013 fiscal year and the planned environmental baseline activities for continuing the Livengood Gold Project towards permitting and its currently anticipated general and administrative costs through the 2014 fiscal year.  The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with post- Feasibility Study activities at the Livengood Gold Project and the development of any mine that may be determined to be built at the Livengood Gold Project, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all.  In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts.  The Company’s review of its financing options includes pursuing a future strategic alliance to assist in further development, permitting and future construction costs.

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

Other than cash held by its subsidiaries for their immediate operating needs in Alaska and Colorado, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank.  The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.  However, to achieve greater security for the preservation of its capital, the Company has, of necessity, been required to accept lower rates of interest which has also lowered its potential interest income.

Contractual Obligations

The following table discloses the Company’s contractual obligations for optional mineral property payments and work commitments and committed office and equipment lease obligations as of June 30, 2013.  The table also includes amounts payable under the purchase agreement related to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project (“Livengood Property Purchase”). The Company does not have any other long-term debt or loan obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2013	2014	2015	2016	2017	2018	2019 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$—	$16,700,000	$—	$—	$—	$16,700,000
Mineral Property Leases(2)	—	396,563	396,563	396,563	396,563	401,563	401,563	2,389,378
Mining Claim Government Fees	89,110	89,110	89,110	89,110	89,110	89,110	89,110	623,770
Office and Equipment Lease Obligations	79,526	102,825	362	362	362	362	362	184,161
Total	$168,636	$588,498	$486,035	$17,186,035	$486,035	$491,035	$491,035	$19,897,309

1.            The amount payable in December 2016 of $16,700,000 represents the fair value of the Company’s derivative liability as at June 30, 2013 and will be revalued at each subsequent reporting period.

2.            Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company.  Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

Non-GAAP Financial Measures

Non-GAAP financial measures are not defined under GAAP and are provided as additional information and should not be considered in isolation or as a substitute for other financial measures prepared in accordance with GAAP.

All-in Sustaining Cost of Production

All-in sustaining costs of production are non-GAAP financial measures.  This measure includes operating costs, including royalties and refining and transportation costs, reclamation and remediation costs, and initial capital and sustaining capital costs related to the Livengood Gold Project as outlined in the Feasibility Study results.  All-in sustaining cost measures are provided to assist management, investors and analysts with information with which to compare to other companies.  All-in sustaining costs are intended to provide additional information and should not be considered in isolation or as a substitute for other financial measures prepared in accordance with GAAP.  The all-in sustaining cost of production calculations were prepared using guidance released by the World Gold Council in June 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to market risk in areas of interest rate risk, foreign currency exchange rate risk, and other price risk.

Interest Rate Risk

Interest rate risk consists of the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

The Company’s cash and cash equivalents consists of cash and cash equivalents held in bank accounts with two major Canadian financial institutions that earn interest at variable interest rates.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values.

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

As at June 30, 2013, Canadian balances were converted at a rate of C$1 to US $0.9513.

Credit Risk

Concentration of credit risk exists with respect to the Company’s Canadian cash and cash equivalents as all amounts are held at two major Canadian financial institutions.  Credit risk with regard to cash held in the United States is mitigated as the amount held in the United States is only sufficient to cover short-term requirements.

Other Price Risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk.  The Company’s investments in marketable securities are exposed to such risk.  The Company’s derivative liability, which consists of a future contingent payment valued using historic and estimated future gold prices, is also exposed to other price risk.  See Note 5 to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.  The fair value of this liability will fluctuate with the average daily price of gold as well as with future projections for the average price of gold over the life of the obligation.  For every dollar change in the average daily price of gold, the value of the derivative liability will change by $23,148.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2013, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective in ensuring that: information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

We have incurred losses and have had no revenue from operations since inception, and we expect to continue to incur losses in the future. We have not commenced commercial production on the Livengood Gold Project and we have no other mineral properties. We have no revenues from operations, and we anticipate we will have no operating revenues and will continue to incur operating losses until such time as we place the Livengood Gold Project into production and such project generates sufficient revenues to fund continuing operations. The Livengood Gold Project is currently in the exploration stage. Our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at the Livengood Gold Project.

We are an exploration stage company and have no history producing metals from our properties. Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products or metals and the Livengood Gold Project is not currently producing. There can be no assurance that the Livengood Gold Project will be successfully placed into production, produce minerals in commercial quantities or otherwise generate operating earnings. Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting requirements and construction of the mine, processing plants, roads and related works and infrastructure. We will continue to incur losses until our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

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

Our growth depends on the exploration, permitting, development and operation of the Livengood Gold Project, which is our only project.

Our only property at this time is our Livengood Gold Project, which is in the exploration stage. Our continued viability is based on successfully implementing our strategy, permitting and constructing a mine and processing facilities in an expected timeframe. The deterioration or destruction of any part of our property may significantly hinder our ability to maintain a sustainable or profitable business.

The Livengood Gold Project is in the exploration stage and we have not yet identified, and may never identify, commercially viable reserves that would generate revenues.

We are considered an exploration stage company and will continue to be until we identify commercially viable reserves on our properties and develop our properties. We have no producing properties and have never generated any revenue from our operations. We have issued a feasibility study on the Livengood Gold Project.  Using the trailing three year gold price of $1,500 per ounce, the Project generates a minimal positive return; however, the Project is not economically robust at current gold prices.  The majority of exploration projects do not result in the discovery of commercially mineable deposits of ore. Further exploration and substantial expenditures are required to establish ore reserves through drilling and metallurgical and other testing techniques, determine metal content and metallurgical recovery processes to extract metal from the ore, and construct, renovate or expand mining and processing facilities. No assurance can be given that any level of recovery of ore reserves will be realized or that any identified mineral deposit will ever qualify as a commercial mineable ore body which can be legally and economically exploited. If we are not able to identify commercially viable mineral deposits or profitably extract minerals from such deposits, our business would be materially adversely affected and our investors could lose all or a substantial portion of their investment.

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

The mineral resource estimates included in this report are estimates only and no assurance can be given that any particular level of recovery of minerals will in fact be realized or that an identified reserve or resource will ever qualify as a commercially mineable (or viable) deposit which can be legally and economically exploited. The estimating of mineral resources and mineral reserves is a subjective process and the accuracy of mineral resource and mineral reserve estimates is a function of the quantity and quality of available data, the accuracy of statistical computations, and the assumptions used and judgments made in interpreting available engineering and geological information. There is significant uncertainty in any mineral resource or mineral reserve estimate and the actual deposits encountered and the economic viability of a deposit may differ materially from the Company’s estimates. In addition, the grade of mineralization ultimately mined may differ from that indicated by drilling results and such differences could be material. Because we have not commenced actual production, mineralization estimates, including mineral resource estimates, for the Livengood Gold Project may require adjustments or downward revisions.

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

The volatility of the price of gold could adversely affect our future operations and, if warranted, our ability to develop our properties.

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

The volatility in gold prices is illustrated by the following table, which presents the high, low and average fixed price in U.S. dollars for an ounce of gold, based on the London Bullion Market Association P.M. fix, over the past five years:

	High	Low	Average
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
January 1, 2013 to July 30, 2013	$1,694	$1,192	$1,487

Our results of operations could be affected by currency fluctuations.

The Livengood Gold Project is located in the United States, with most costs associated with the Project paid in US dollars, and the Company maintains its accounts in Canadian and US dollars, making it subject to foreign currency fluctuations. There can be significant swings in the exchange rate between the US and Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies. Such fluctuations may cause losses due to adverse foreign currency fluctuations and materially affect the Company’s financial position and results.

Resource exploration, development and production involve a high degree of risk and we do not maintain insurance with respect to certain of these risks, which exposes us to significant risk of loss.

Resource exploration, development and production involve a high degree of risk. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

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

•                  unusual or unexpected rock formations;

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

Title to the Livengood Gold Project may be subject to defects in title or other claims, which could affect our property rights and claims.

There are risks that title to the Livengood Gold Project may be challenged or impugned. The Livengood Gold Project is located in the State of Alaska and may be subject to prior unrecorded agreements or transfers or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of the Livengood Gold Project which, if successful, could impair development or operations. This is particularly the case in respect of those portions of our properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

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

Our success is largely dependent on the performance and abilities of our directors, officers, employees and management and on our ability to attract and retain additional key personnel in exploration, mine development, sales, marketing, technical support and finance. In addition, the Company has relied and may continue to rely upon consultants and others for operating expertise. There is no assurance that we will be able to maintain the services of our directors, officers, employees or other qualified personnel required to operate our business. The loss of the services of these persons could have a material adverse effect on our business and prospects. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance we will be able to recruit and retain such personnel. The number of persons skilled in the acquisition, exploration and development of mineral properties is limited and competition for such persons is intense. If we are not successful in attracting and retaining qualified personnel, our ability to develop our properties could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. We do not maintain “key man” life insurance policies on any of our officers or employees.

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. It may be anticipated that any quoted market for our common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2012, the price of our common shares on the Toronto Stock Exchange ranged from a low of C$1.85 to a high of C$5.61, and on the NYSE MKT ranged from a low of $1.91 to a high of $5.62.  In 2013 to July 30, 2013, the price of our common shares on the TSX ranged from a low of C$0.43 to a high of C$2.43, and on the NYSE MKT ranged from a low of $0.41 to a high of $2.46 There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, you may be unable to resell your shares at a desired price.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the British Columbia Securities Commission, the SEC, the NYSE MKT, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from operating activities to compliance activities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports.  These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”).  During the six month period ended June 30, 2013, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Articles of the Company, as amended on June 11, 2013.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (iv) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL TOWER HILL MINES LTD.

By:	/s/ Donald C. Ewigleben

Donald C. Ewigleben
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2013

By:	/s/ Tom S. Q. Yip

Tom S. Q. Yip
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 31, 2013