Form 10-Q
period 2013-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2013-11-06
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Small Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of November 5, 2013, the registrant had 98,068,638 Common Shares outstanding.

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

•                  the potential for opportunities to improve the economics of the Livengood Gold Project by reducing certain costs, including through the reduction of reagent consumption and energy costs, and improving recovery through intensive cyanide leach of gravity concentrates; and

•                  the potential for opportunities to improve the economics of the Livengood Gold Project by enhancing mill head grades through stockpile management strategies and/or additional  test work to confirm drill assays of the resource.

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

•                  conditions in the financial markets generally, the overall value of the markets for public equity, interest rates and currency rates;

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

As at September 30, 2013 and December 31, 2012

(Expressed in US Dollars - Unaudited)

	Note	September 30, 2013	December 31, 2012
ASSETS

Current
Cash and cash equivalents		$16,611,039	$30,170,905
Marketable securities		75,839	180,415
Accounts receivable		5,141	262,516
Advance to contractors		482,034	582,009
Prepaid expenses		193,960	228,221
Total current assets		17,368,013	31,424,066

Property and equipment		73,352	89,714
Capitalized acquisition costs	4	55,173,564	55,173,564

Total assets		$72,614,929	$86,687,344

Current liabilities
Accounts payable		$503,431	$1,198,771
Accrued liabilities		636,834	2,548,498
Total current liabilities		1,140,265	3,747,269

Non-current liabilities
Derivative liability	5	16,700,000	22,400,000

Total liabilities		17,840,265	26,147,269

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 98,068,638 shares issued and outstanding at September 30, 2013 and December 31, 2012	6	236,401,096	236,401,096
Contributed surplus		32,243,815	28,589,591
Accumulated other comprehensive income		3,512,426	4,101,968
Deficit accumulated during the exploration stage		(217,382,673)	(208,552,580)

Total shareholders’ equity		54,774,664	60,540,075
Total liabilities and shareholders’ equity		$72,614,929	$86,687,344

Nature and continuance of operations (note 1)

Commitments (note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2013 and 2012

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	From Inception
Operating expenses
Consulting fees		$441,993	$2,091,336	$1,560,440	$2,580,386	$15,184,497
Depreciation		5,445	7,911	16,361	23,732	260,192
Insurance		73,123	82,420	215,962	229,425	1,132,139
Investor relations		61,685	224,918	256,720	405,969	4,657,424
Mineral property exploration	4	1,621,127	13,447,132	6,868,226	30,402,145	150,897,275
Office		21,953	45,407	77,144	122,596	974,401
Other		11,246	18,217	44,238	57,234	1,778,753
Professional fees		89,384	194,736	363,116	447,009	3,465,501
Regulatory		5,295	14,677	117,651	143,124	1,072,349
Rent		53,924	58,068	171,093	180,987	1,022,081
Travel		48,367	38,106	176,409	185,686	1,370,665
Wages and benefits		1,426,493	4,189,034	5,066,580	10,368,246	43,477,138
Write-down of mineral properties		—	—	—	—	1,605,522
Total operating expenses		(3,860,035)	(20,411,962)	(14,933,940)	(45,146,539)	(226,897,937)

Other income (expenses)
Gain (loss) on foreign exchange		(287,591)	(660,392)	622,232	(232,648)	944,857
Interest income		22,865	38,574	80,384	152,174	2,583,681
Income from mineral property earn-in		—	—	—	141,948	660,744
Impairment of available-for-sale securities		—	—	(298,769)	—	(298,769)
Spin-out cost		—	—	—	—	(775,249)
Unrealized gain/(loss) on derivative	5	—	(4,000,000)	5,700,000	(4,300,000)	6,400,000
Total other income (expense)		(264,726)	(4,621,818)	6,103,847	(4,238,526)	9,515,264
Loss from continuing operations		(4,124,761)	(25,033,780)	(8,830,093)	(49,385,065)	(217,382,673)
Loss from discontinued operations		—	—	—	—	(19,630,113)
Net loss for the period		(4,124,761)	(25,033,780)	(8,830,093)	(49,385,065)	(237,012,786)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities		18,777	83,828	(100,335)	(75,862)	(469,034)
Reclassification of impairment of available-for-sale securities		—	—	298,769	—	298,769
Exchange difference on translating foreign operations		408,736	862,914	(787,976)	1,112,160	3,682,691
Total other comprehensive income (loss) for the period		427,513	946,742	(589,542)	1,036,298	3,512,426
Comprehensive loss for the period		$(3,697,248)	$(24,087,038)	$(9,419,635)	$(48,348,767)	$(233,500,360)
Basic and fully diluted loss per share		$(0.04)	$(0.27)	$(0.09)	$(0.55)
Weighted average number of shares outstanding		98,068,638	92,918,976	98,068,638	88,777,442

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013 and 2012

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2011	86,683,919	$207,186,847	$19,382,616	$3,524,125	$(151,909,118)	$78,184,470
Private placement	11,384,719	29,768,529	—	—	—	29,768,529
Stock based compensation	—	—	7,184,159	—	—	7,184,159
Share issuance costs	—	(554,280)	—	—	—	(554,280)
Unrealized loss on available-for-sale securities	—	—	—	(75,862)	—	(75,862)
Exchange difference on translating foreign operations	—	—	—	1,112,160	—	1,112,160
Net loss	—	—	—	—	(49,385,065)	(49,385,065)
Balance, September 30, 2012	98,068,638	236,401,096	26,566,775	4,560,423	(201,294,183)	66,234,111
Private placement	—	—	—	—	—	—
Share issuance costs	—	—	—	—	—	—
Stock based compensation	—	—	2,022,816	—	—	2,022,816
Unrealized loss on available-for-sale securities	—	—	—	(87,314)	—	(87,314)
Exchange difference on translating foreign operations	—	—	—	(371,141)	—	(371,141)
Net loss	—	—	—	—	(7,258,397)	(7,258,397)
Balance, December 31, 2012	98,068,638	236,401,096	28,589,591	4,101,968	(208,552,580)	60,540,075
Stock based compensation	—	—	3,654,224	—	—	3,654,224
Unrealized loss on available-for-sale securities	—	—	—	(100,335)	—	(100,335)
Reclassification of impairment of available-for-sale securities	—	—	—	298,769	—	298,769
Exchange difference on translating foreign operations	—	—	—	(787,976)	—	(787,976)
Net loss	—	—	—	—	(8,830,093)	(8,830,093)
Balance, September 30, 2013	98,068,638	$236,401,096	$32,243,815	$3,512,426	$(217,382,673)	$54,774,664

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012

(Expressed in US Dollars - Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012	From Inception
Operating Activities
Loss for the period from continuing operations	$(8,830,093)	$(49,385,065)	$(217,382,673)
Add items not affecting cash:
Depreciation	16,361	23,732	260,192
Stock based compensation	3,654,224	7,184,159	36,968,934
Unrealized (gain) loss on derivative liability	(5,700,000)	4,300,000	(6,400,000)
Spin-out recovery	—	—	(254,339)
Gain on foreign exchange	—	—	(254,512)
Impairment of available-for-sale securities	298,769	—	298,769
Write-down of mineral properties	—	—	1,605,522
Other	—	(41,948)	(285,323)
Changes in non-cash items:
Accounts receivable	345,426	218,039	73,213
Prepaid expenses	28,921	(39,791)	(335,567)
Advance to contractors	99,975	(175,000)	413,057
Accounts payable and accrued liabilities	(2,603,659)	(2,051,982)	1,135,424
Cash used in operating activities of continuing operations	(12,690,076)	(39,967,856)	(184,157,303)
Cash used in operating activities of discontinued operations	—	—	(12,786,324)

Financing Activities
Issuance of share capital	—	29,768,529	251,751,411
Share issuance costs	—	(554,280)	(7,643,229)
Cash provided by financing activities of continuing operations	—	29,214,249	244,108,182
Cash used in financing activities of discontinued operations	—	—	(3,902,947)

Investing Activities
Proceeds from sale of available-for-sale-securities	—	—	172,734
Capitalized acquisition costs	—	(2,127,694)	(27,781,245)
Expenditures on property and equipment, net	—	—	(332,415)
Cash used in investing activities of continuing operations	—	(2,127,694)	(27,940,926)
Cash used in investing activities of discontinued operations	—	—	(312,593)

Effect of foreign exchange on cash of continuing operations	(869,790)	1,211,203	2,137,826
Effect of foreign exchange on cash of discontinued operations	—	—	(534,876)
(Decrease) increase in cash and cash equivalents	(13,559,866)	(11,670,098)	16,611,039
Cash and cash equivalents, beginning of the period	30,170,905	54,712,073	—

Cash and cash equivalents, end of the period	$16,611,039	$43,041,975	$16,611,039

Supplemental cash flow information (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(Expressed in U.S. dollars — Unaudited)

1.                                      GENERAL INFORMATION, NATURE AND CONTINUANCE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada.  The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.  In these financial statements references to ITH include its wholly owned subsidiaries Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (formerly Talon Gold (US) LLC) (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation).  The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed.  At September 30, 2013, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

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

2.                                      BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 as filed in our Annual Report on Form 10-K.  In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2013 and the results of its operations for the nine months then ended.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The 2012 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Nine Months Ended September 30, 2013 and 2012

(Expressed in U.S. dollars — Unaudited)

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement.  The three levels of the fair value hierarchy are as follows:

•             Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities;

•             Level 2 — Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,

•             Level 3 — Inputs that are not based on observable market data.

	Fair value as at September 30, 2013
	Level 1	Level 2
Financial assets:
Marketable securities	$75,839	$—
Total	$75,839	$—
Financial liabilities:
Derivative liability (note 5)	$—	$16,700,000
Total	$—	$16,700,000

	Fair value as at December 31, 2012
	Level 1	Level 2
Financial assets:
Marketable securities	$180,415	$—
Total	$180,415	$—
Financial liabilities:
Derivative liability (note 5)	$—	$22,400,000
Total	$—	$22,400,000

4.                                      CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2012	$55,173,564
Additions	—
Balance, September 30, 2013	$55,173,564

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(Expressed in U.S. dollars — Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the nine month periods ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Exploration costs:
Aircraft services	$62,915	$1,844,776
Assay	10,924	777,004
Drilling	(28,714)	8,378,230
Environmental	1,776,134	2,874,513
Equipment rental	332,193	1,309,746
Field costs	752,928	6,017,737
Geological/geophysical	3,253,822	8,362,518
Land maintenance & tenure	414,351	354,708
Legal	170,756	286,396
Surveying and mapping	74,084	145,967
Transportation and travel	48,833	50,550
Total expenditures for the period	$6,868,226	$30,402,145

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

Details of the leases are as follows:

a)             a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development.  The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation.  A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease.   In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company in December 2011.  As of September 30, 2013 the Company has paid $1,326,363 from the inception of this lease.

b)             a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.   The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors.  The Company may purchase 1% of the royalty for $1,000,000.  As of September 30, 2013, the Company has paid $480,000 from the inception of this lease.

c)              a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid.  The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of 3% is payable to the lessors.  The Company may purchase all interests of the lessors in the leased property (including the

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(Expressed in U.S. dollars — Unaudited)

production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.  As of September 30, 2013, the Company has paid $95,000 from the inception of this lease.

d)             a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties).  An NSR production royalty of 2% is payable to the lessor.  The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.  As of September 30, 2013, the Company has paid $68,000 from the inception of this lease.

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

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000.  The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price.  The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group.  The CME Group represents the merger of the Chicago Mercantile Exchange (CME), the Chicago Board of Trade (CBOT), the New York Mercantile Exchange (NYMEX) and its commodity exchange division, Commodity Exchange, Inc. (COMEX).  Using this forward curve, the Company estimated an Average Gold Price based on actual gold prices to September 30, 2013 and projected gold prices from September 30, 2013 to the end of the five year period in December 2016 of $1,441 per ounce of gold.

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Fair Value	Average Gold Price ($/oz.)
Derivative value at December 31, 2012	$22,400,000	$1,688
Unrealized (gain) loss for the period	(5,700,000)
Derivative value at September 30, 2013	$16,700,000	$1,441

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(Expressed in U.S. dollars — Unaudited)

6.                                      SHARE CAPITAL

Authorized

500,000,000 common shares without par value.  At September 30, 2013 and December 31, 2012 there were 98,068,638 shares issued and outstanding.

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

A summary of the status of the stock option plan as of September 30, 2013, and December 31, 2012 and changes is presented below:

	Nine Months Ended		Year Ended
	September 30, 2013		December 31, 2012
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)
Balance, beginning of the period	8,570,000	$4.73	7,215,000	$7.48
Granted	613,000	$2.18	6,380,000	$3.26
Exercised	—	$—	—	$—
Expired	(1,040,000)	$7.78	(4,050,000)	$7.16
Cancelled	(1,100,000)	$8.27	(975,000)	$5.42
Forfeited	(300,000)	$3.17	—	$—
Balance, end of the period	6,743,000	$3.52	8,570,000	$4.73

The weighted average remaining life of options outstanding at September 30, 2013 was 3.86 years.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(Expressed in U.S. dollars — Unaudited)

Stock options outstanding are as follows:

	September 30, 2013			December 31, 2012
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
January 10, 2013	—	—	—	$9.15	190,000	190,000
July 28, 2013	—	—	—	$7.47	950,000	950,000
May 9, 2016	—	—	—	$8.35	1,000,000	666,666
August 23, 2016	$8.07	600,000	600,000	$8.07	600,000	400,000
November 15, 2016	$5.64	100,000	66,666	$5.64	100,000	66,666
January 9, 2017	$4.60	30,000	20,000	$4.60	30,000	10,000
August 24, 2017	$3.17	4,400,000	2,933,321	$3.17	4,700,000	1,566,655
September 19, 2017	$2.91	1,000,000	666,666	$2.91	1,000,000	333,333
March 14, 2018	$2.18	613,000	204,328	—	—	—
		6,743,000	4,490,981		8,570,000	4,183,320

A summary of the non-vested options as of September 30, 2013 and changes during the nine months ended September 30, 2013 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2012	4,386,680	$2.05
Granted	613,000	0.50
Vested	(2,547,660)	2.27
Forfeited	(200,001)	1.61
Outstanding at September 30, 2013	2,252,019	$1.41

At September 30, 2013 there was unrecognized compensation expense of C$1,424,476 related to non-vested options outstanding.  The cost is expected to be recognized over a weighted-average remaining period of approximately 0.92 years.

Share-based payments

During the nine month period ended September 30, 2013, the Company granted an aggregate of 613,000 stock options with a fair value of C$304,585 calculated using the Black-Scholes option pricing model.  Share-based payment charges for the nine months ended September 30, 2013 totaled $3,654,224.

During the nine month period ended September 30, 2012, the Company granted an aggregate of 6,380,000 stock options with a fair value of C$10,688,119 calculated using the Black-Scholes option pricing model.  Share-based payment charges for the nine months ended September 30, 2012 totaled $7,184,159.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	September 30, 2013	December 31, 2012
Expected life of options	4 years	4 years
Risk-free interest rate	1.29%	1.32%
Annualized volatility	59.48%	67.68%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$ 2.18	$ 3.26

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(Expressed in U.S. dollars — Unaudited)

7.                                      SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties.  The following tables present selected financial information by geographic location:

	Canada	United States	Total
September 30, 2013
Capitalized acquisition costs	$—	$55,173,564	$55,173,564
Property and equipment	12,564	60,788	73,352
Current assets	15,661,511	1,706,502	17,368,013
Total assets	15,674,075	56,940,854	72,614,929
December 31, 2012
Capitalized acquisition costs	$—	$55,173,564	$55,173,564
Property and equipment	14,317	75,397	89,714
Current assets	29,046,485	2,377,581	31,424,066
Total assets	$29,060,802	$57,626,542	$86,687,344

Three months ended	September 30, 2013	September 30, 2012
Net loss for the period — Canada	$(1,430,485)	$(5,346,486)
Net loss for the period - United States	(2,694,276)	(19,687,294)
Net loss for the period	$(4,124,761)	$(25,033,780)

Nine months ended	September 30, 2013	September 30, 2012
Net loss for the period — Canada	$(4,369,867)	$(8,690,609)
Net loss for the period - United States	(4,460,226)	(40,694,456)
Net loss for the period	$(8,830,093)	$(49,385,065)

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013 and 2012

(Expressed in U.S. dollars — Unaudited)

8.                                      COMMITMENTS

The following table discloses, as of September 30, 2013, the Company’s contractual obligations including optional mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2013	2014	2015	2016	2017	2018	2019 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$—	$16,700,000	$—	$—	$—	$16,700,000
Mineral Property Leases(2)	—	401,236	405,979	410,794	415,681	425,641	430,676	2,490,007
Mining Claim Government Fees	54,810	89,110	89,110	89,110	89,110	89,110	89,110	589,470
Office and Equipment Lease Obligations	55,554	206,263	78,960	362	362	362	362	342,225
Total	$110,364	$696,609	$574,049	$17,200,266	$505,153	$515,113	$520,148	$20,121,702

1.               The amount payable in December 2016 of $16,700,000 represents the fair value of the Company’s derivative liability as at September 30, 2013 and will be revalued at each subsequent reporting period.  See note 5.

2.               Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company.  Does not include potential royalties that may be payable (other than annual minimum royalty payments).  See note 4.

9.                                      SUPPLEMENTAL CASH FLOW INFORMATION

	Nine months ended September 30, 2013	Nine months ended September 30, 2012

Income taxes paid	$—	$150,282

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.  All currency amounts are stated in US dollars unless noted otherwise.

Current Business Activities

General

During the nine months ended September 30, 2013, and to the date of this MD&A, the Company advanced its Livengood Gold Project in Alaska with the issuance of the Canadian National Instrument 43-101 report that is based on the Feasibility Study for the Livengood Gold Project.   The Feasibility Study had been underway since early 2012.

Livengood Gold Project - Feasibility Study Results

The Company announced the results of the Feasibility Study on July 23, 2013.  On September 6, 2013 the Company filed a technical report on SEDAR that summarizes the results of the Feasibility Study on the Livengood Gold Project.  The technical report is entitled “Canadian National Instrument 43-101 Technical Report on the Livengood Gold Project, Feasibility Study, Livengood, Alaska,” dated September 4, 2013.  The purpose of the Feasibility Study was to evaluate the feasibility of developing the Livengood Gold Project.  Using the trailing three year gold price of $1,500 per ounce, the Project generates an after-tax internal rate of return of 1.7%.  The study identified a number of opportunities that upon further study and analysis could improve the economics of the project.

Next Steps and Opportunities

The Company is reviewing certain opportunities as identified in the Feasibility Study.  These opportunities include optimizing and reducing project costs.   An opportunity may exist to improve project efficiencies through enhanced mine modeling and production scheduling.  Evaluation of mill throughput and capital cost studies may help determine the optimum scale for the Project.  Additional metallurgical testwork may confirm a higher resource grade, as the testing to date has shown generally higher calculated head grades compared to the average assay obtained from composited drill core assays that make up the metallurgical test samples.

There is an opportunity to expand the portion of the resource included within the present pit design with additional drilling.  Drilling may expand the resource at depth and to the southwest incorporating additional mineralized material into the current grade model.  Multiple exploration targets have been identified in the land package area and may increase the resource with additional exploration.

Other opportunities to improve the performance of the Project that warrant further study include improved recovery through intensive cyanide leach reactors and possible opportunities exist to reduce reagent consumption and costs and energy costs.

2013 Outlook

During the remainder of 2013, the Company will continue to review and prioritize opportunities for further study as identified with the completion of the Feasibility Study.  The Company also plans to complete critical baseline environmental studies required to maintain the integrity of five years of historical data already compiled, which will support future permitting and better position the Livengood Gold Project for a construction decision when warranted by market conditions.

In light of the recent decrease in the gold price and its effect on the gold mining industry, the Company has prepared for the potential of a continuing lower gold price by revising its 2013 program to limit spending to essential activities.  These activities included protection of the asset, reviewing opportunities identified in the Feasibility Study, continuing environmental baseline work and a reduction of corporate and administrative costs.

The Company will continue to seek a strategic alliance with a larger entity to help support the future development of the Project while considering all other appropriate financing options.  The strength of the gold asset, the favorable location, and the proven team are the reasons the Company would potentially attract a strategic partner with a long term development horizon who understands the Project is highly leveraged to gold prices.  To date ITH has signed multiple confidentiality agreements with large and intermediate mining companies and has been reviewing the final Feasibility Study results as well as the various opportunities with those companies.

Results of Operations

Summary of Quarterly Results

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Net loss	$(4,124,761)	$(642,050)	$(4,063,282)	$(7,258,397)
Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.04)	$(0.07)

Description	September 30, 2012	June 30, 2012	March 31, 2012	4 months December 31, 2011
Net loss	$(25,033,780)	$(12,909,320)	$(11,441,965)	$(16,727,561)
Basic and diluted net loss per common share	$(0.27)	$(0.15)	$(0.13)	$(0.19)

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

The Company incurred a net loss of $4,124,761 for the three months ended September 30, 2013, compared to a net loss of $25,033,780 for the three months ended September 30, 2012.  The following discussion highlights certain selected financial information and changes in operations between the three months ended September 30, 2013 and the three months ended September 30, 2012.

Mineral property expenditures decreased significantly to $1,621,127 for the three months ended September 30, 2013 from $13,447,132 for the three months ended September 30, 2012, primarily due to the Company completing its current exploration and drilling programs in 2012 and shifting to activities primarily related to the completion of the Feasibility Study including metallurgical, process engineering, and environmental baseline work.

Share-based payment charges were $904,343 during the three months ended September 30, 2013 compared to $4,235,792 during the three months ended September 30, 2012.  The decrease in share-based payment charges during the period was mainly the result of option grants in August and September of 2012.  The Company did not grant any options during the three month period ended September 30, 2013.

Share-based payment charges

Share-based payment charges for the three month periods ended September 30, 2013 and 2012 were allocated as follows:

Expense category:	September 30, 2013	September 30, 2012
Consulting	$359,007	$1,653,692
Investor relations	15,681	124,298
Wages and benefits	529,655	2,457,802
	$904,343	$4,235,792

Excluding share-based payment charges of $529,655 and $2,457,802, respectively, wages and benefits decreased to $896,838 during the three months ended September 30, 2013 from $1,731,232 during the three months ended September 30, 2012 as a result of decreased severance charges and decreased personnel during the current year period.

Excluding share-based payment charges of $359,007 and $1,653,692, respectively, consulting fees decreased to $82,986 during the three months ended September 30, 2013 from $437,644 during the three months ended September 30, 2012 due to additional fees incurred in the prior period primarily for the Company’s interim CEO.

Other expense categories reflected only moderate change period over period.

Other items amounted to expense of $264,726 during the three month period ended September 30, 2013 compared to expense of $4,621,818 during the three month period ended September 30, 2012.  The decrease in other expenses in the current period resulted primarily from an unrealized loss of $4 million on the revaluation of the derivative liability at September 30, 2012 resulting from a decrease in the average price of gold.  The Company had foreign exchange loss of $287,591 during the three month period ended September 30, 2013 compared to a loss of $660,392 during the three month period ended September 30, 2012 as a result of higher U.S. dollar cash balances in the prior year subject to currency fluctuations.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

The Company incurred a net loss of $8,830,093 for the nine month period ended September 30, 2013, compared to a net loss of $49,385,065 for the nine month period ended September 30, 2012.  The following discussion highlights certain selected financial information and changes in operations between the nine months ended September 30, 2013 and the nine months ended September 30, 2012.

Mineral property expenditures decreased significantly to $6,868,226 for the nine months ended September 30, 2013 from $30,402,145 for the nine months ended September 30, 2012 primarily due to the Company completing its exploration and drilling programs in 2012 and shifting to activities related to the completion of the Feasibility Study such as metallurgical, process engineering, and environmental baseline work.

Share-based payment charges were $3,654,224 during the nine months ended September 30, 2013 compared to $7,184,159 during the nine months ended September 30, 2012.  The decrease in share-based payment charges during the period was primarily the result of a reduction in the number and fair value of options granted during the period and vesting of prior option grants.  The Company granted 613,000 options during the nine months ended September 30, 2013 compared to 6,380,000 during the nine months ended September 30, 2012.

Share-based payment charges

Share-based payment charges for the nine month periods ended September 30, 2013 and 2012 were allocated as follows:

Expense category:	September 30, 2013	September 30, 2012
Consulting	$1,301,550	$1,727,250
Investor relations	32,991	125,770
Professional fees	—	393
Wages and benefits	2,319,683	5,330,746
	$3,654,224	$7,184,159

Excluding share-based payment charges of $2,319,683 and $5,330,746, respectively, wages and benefits decreased to $2,746,897 during the nine months ended September 30, 2013 from $5,037,500 during the nine months ended September 30, 2012 as a result of decreased severance charges and decreased personnel during the current year period.

Excluding share-based payment charges of $1,301,550 and $1,727,250, respectively, consulting fees decreased to $258,890 during the nine months ended September 30, 2013 from $853,136 during the three months ended September 30, 2012 due to additional fees incurred in the prior period primarily for the interim CEO in 2012, general corporate matters and compensation benefits design and implementation.

Other expense categories reflected only moderate change period over period.

Other items amounted to a gain of $6,103,847 during the nine month period ended September 30, 2013 compared to expense of $4,238,526 during the nine month period ended September 30, 2012.  The gain in the current period resulted mainly from an unrealized gain of $5.7 million on the revaluation of the derivative liability at September 30, 2013 resulting from a decrease in the average price of gold, compared to an unrealized loss of $4.3 million on the revaluation of the derivative liability during the prior period which resulted from an increase in the average price of gold.  In addition to the unrealized gain on the derivative liability, the Company had foreign exchange gain of $622,232 during the nine month period ended September 30, 2013 compared to a loss of $232,648 during the nine month period ended September 30, 2012 as a result of an increase in the value of the Canadian dollar compared to the US dollar.  The increase in other income was partially offset by a loss of $298,769 related to the other than temporary impairment of certain available-for-sale securities during the nine months ended September 30, 2013.  Furthermore, income of $141,948 from mineral property earn-in was recognized during the nine month period ended September 30, 2012 which was related to the Terra and Chisna properties transferred to Corvus Gold Inc. in 2010 compared to no mineral property earn-in income for the nine month period ended September 30, 2013.

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

As at September 30, 2013, the Company reported cash and cash equivalents of $16,611,039 compared to $30,170,905 at December 31, 2012.  The decrease of approximately $13.6 million resulted mainly from expenditures on the Livengood Gold Project and advancing work to the completion of the Feasibility Study.  In light of the current market conditions, and upon completion of the Feasibility Study, the Company continues to manage its cash resources and advance the Livengood Gold Project by focusing on the Feasibility Study recommendations, including related metallurgical and geotechnical studies, and reducing its corporate administrative costs.

The Company had no investing cash flows during the nine months ended September 30, 2013.  Investing activities during the nine months ended September 30, 2012 comprised of mineral property acquisitions of approximately $2 million.  Mineral property acquisition costs during 2012 related to certain mining claims and related rights in the vicinity of the Livengood Gold Project.

The Company had no cash flows from financing activities during the nine month period ended September 30, 2013.  During the nine month period ended September 30, 2012, the Company closed a non-brokered private placement financing through the issuance of 11,384,719 common shares for gross proceeds of $29,768,529.  Total share issuance costs for this non-brokered private placement financing amounted to $554,280.

As at September 30, 2013, the Company had working capital of $16,227,748 compared to working capital of $27,676,797 at December 31, 2012.  The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete the non-discretionary activities at the Livengood Gold Project, and its currently anticipated general and administrative costs, through the 2014 fiscal year and well into 2015.  To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential environmental baseline activities for the fiscal year ending December 31, 2013.  The additional financing completed by the Company in the third quarter of 2012 will fund the continued operations for the 2013 fiscal year and the planned environmental baseline activities for continuing the Livengood Gold Project towards permitting and the Company’s currently anticipated general and administrative costs through the 2014 fiscal year.  The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with post- Feasibility Study activities at the Livengood Gold Project and the development of any mine that may be determined to be built at the Livengood Gold Project, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all.  In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts.  The Company’s review of its financing options includes pursuing a future strategic alliance to assist in further development, permitting and future construction costs.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets.  See “We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.  The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise.  Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at Livengood to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2013 fiscal year.

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

Contractual Obligations

The following table discloses the Company’s contractual obligations for optional mineral property payments and work commitments and committed office and equipment lease obligations as of September 30, 2013.  The table also includes amounts payable under the purchase agreement related to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project (“Livengood Property Purchase”). The Company does not have any other long-term debt or loan obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  The table reflects the amended lease terms with the Alaska Mental Health Trust Authority effective as of June 30, 2013.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2013	2014	2015	2016	2017	2018	2019 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$—	$16,700,000	$—	$—	$—	$16,700,000
Mineral Property Leases(2)	—	401,236	405,979	410,794	415,681	425,641	430,676	2,490,007
Mining Claim Government Fees	54,810	89,110	89,110	89,110	89,110	89,110	89,110	589,470
Office and Equipment Lease Obligations	55,554	206,263	78,960	362	362	362	362	342,225
Total	$110,364	$696,609	$574,049	$17,200,266	$505,153	$515,113	$520,148	$20,121,702

1.                       The amount payable in December 2016 of $16,700,000 represents the fair value of the Company’s derivative liability as at September 30, 2013 and will be revalued at each subsequent reporting period.

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

The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.  The Company’s sensitivity analysis suggests that a 0.5% change in interest rates would affect interest income by approximately $75,000.

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

As at September 30, 2013, Canadian balances were converted at a rate of C$1 to US $0.9723.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2013, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective in ensuring that: information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Business

Our success depends on the development and operation of the Livengood Gold Project, which is our only project and may not be commercially viable at current gold prices.

Our only property at this time is our Livengood Gold Project, which is in the exploration stage. We have issued a Feasibility Study on the Livengood Gold Project which indicates that the Project generates a minimal positive return at a gold price of $1,500 per ounce.  The price of gold is $1,307 per ounce as of November 5, 2013, and the Project is not commercially viable at current gold prices.  While management is exploring opportunities identified in the Feasibility Study for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful or that the price of gold will increase sufficiently to warrant a decision to develop the Project.  If the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose most or all of their investment in our common shares.

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

The mineral resource estimates included in our reports are estimates only and no assurance can be given that any particular level of recovery of minerals will in fact be realized or that an identified reserve or resource will ever qualify as a commercially mineable (or viable) deposit which can be legally and economically exploited. The estimating of mineral resources and mineral reserves is a subjective process and the accuracy of mineral resource and mineral reserve estimates is a function of the quantity and quality of available data, the accuracy of statistical computations, and the assumptions used and judgments made in interpreting available engineering and geological information. There is significant uncertainty in any mineral resource or mineral reserve estimate and the actual deposits encountered and the economic viability of a deposit may differ materially from the Company’s estimates. In addition, the grade of mineralization ultimately mined may differ from that indicated by drilling results and such differences could be material. Because we have not commenced actual production, mineralization estimates, including mineral resource estimates, for the Livengood Gold Project may require adjustments or downward revisions.

Until ore is actually mined and processed, mineral resources, mineral reserves and grades of mineralization must be considered as estimates only. The grade of ore ultimately mined, if any, may differ from that indicated by any pre-feasibility or definitive feasibility studies and drill results. There can be no assurance that minerals recovered in small scale laboratory tests will be duplicated in large scale tests under on-site conditions or in production scale operations. Extended declines in market prices for gold may render portions or all of our mineral resources uneconomic and result in reduced reported mineralization or adversely affect the commercial viability determinations reached by us. Material changes in estimates of mineralization, grades, stripping ratios, recovery rates or of our ability to extract such mineralization may affect the economic viability of projects and the value of our Livengood Gold Project. The estimated resources described in our reports should not be interpreted as assurances of mine life or of the profitability of future operations. Estimated mineral resources and mineral reserves may have to be re-estimated based on changes in applicable commodity prices, further exploration or development activity or actual production experience. This could materially and adversely affect estimates of the volume or grade of mineralization, estimated recovery rates or other important factors that influence mineral resource or mineral reserve estimates. Market price fluctuations for gold, silver or base metals, increased production costs or reduced recovery rates or other factors may render any particular reserves uneconomical or unprofitable to develop at a particular site or sites. A reduction in estimated reserves could require material write downs in investment in the affected mining property and increased amortization, reclamation and closure charges. Mineral resources are not mineral reserves and there is no assurance that any mineral resources will ultimately be reclassified as proven or probable reserves. Mineral resources which are not mineral reserves do not have demonstrated economic viability.

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

Accordingly, information concerning descriptions of mineralization, reserves and resources contained in our reports may not be comparable to information made public by other U.S. companies subject to the reporting and disclosure requirements of the SEC.

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

The volatility in gold prices is illustrated by the following table, which presents the high, low and average fixed price in U.S. dollars for an ounce of gold, based on the London Bullion Market Association P.M. fix, over the past five years:

	High	Low	Average
2008	$1,011	$713	$872
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
January 1, 2013 to November 5, 2013	$1,694	$1,192	$1,439

Our results of operations could be affected by currency fluctuations.

The Livengood Gold Project is located in the United States, with most costs associated with the Project paid in US dollars, and the Company maintains its accounts in Canadian and US dollars, making it subject to foreign currency fluctuations. There can be significant swings in the exchange rate between the US and Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies. Adverse foreign currency fluctuations may cause losses and materially affect the Company’s financial position and results.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our future partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. It may be anticipated that any quoted market for our common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2012, the price of our common shares on the Toronto Stock Exchange ranged from a low of C$1.85 to a high of C$5.61, and on the NYSE MKT ranged from a low of $1.91 to a high of $5.62.  In 2013 to November 5, 2013, the price of our common shares on the TSX ranged from a low of C$0.32 to a high of C$2.43, and on the NYSE MKT ranged from a low of $0.30 to a high of $2.46.  There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, you may be unable to resell your shares at a desired price.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the British Columbia Securities Commission, the SEC, the TSX, the NYSE MKT, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from operating activities to compliance activities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports.  These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”).  During the nine month period ended September 30, 2013, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1*	Upland Mining Lease, effective July 1, 2004, between the Alaska Mental Health Trust Authority and Tower Hill Mines, Inc. (as successor to AngloGold (U.S.A.)).

10.2

Addendum No. 2 to Upland Mining Lease, effective July 1, 2007, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.).

10.3

Addendum No. 3 to Upland Mining Lease, effective January 1, 2010, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.).

10.4	Addendum No. 4 to Upland Mining Lease, effective June 27, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc.

10.5*	Addendum No. 5 to Upland Mining Lease, effective June 30, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and (iv) the Notes to the Condensed Consolidated Interim Financial Statements.

*  Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL TOWER HILL MINES LTD.

By:	/s/ Donald C. Ewigleben
Donald C. Ewigleben
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013

By:	/s/ Tom S. Q. Yip
Tom S. Q. Yip
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 6, 2013