Form 10-Q/A
period 2013-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2013-12-10
CIK 1134115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2300-1177 West Hastings Street
Vancouver, British Columbia, Canada	V6E 2K3
(Address of principal administrative office)	(Zip code)

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
Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [x]	Non-Accelerated Filer [ ]	Small Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No[x]

As of November 5, 2013, the registrant had 98,068,638 Common Shares outstanding.

EXPLANATORY NOTE

     International Tower Hill Mines Ltd. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 6, 2013 (the “Form 10-Q”), as an exhibit-only filing in response to comments received from the Staff of the Securities and Exchange Commission regarding an attachment to Exhibit 10.1 originally filed with the Form 10-Q. This Amendment No. 1 is being filed solely to re-file Exhibit 10.1. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

     This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. Except as noted above, this report does not reflect events occurring after the filing of the Form 10-Q and does not modify or update the disclosure in the Form 10-Q in any way.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

10.1*	Upland Mining Lease, effective July 1, 2004, between the Alaska Mental Health Trust Authority and Tower Hill Mines, Inc. (as successor to AngloGold (U.S.A.)).

10.2

Addendum No. 2 to Upland Mining Lease, effective July 1, 2007, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference).

10.3

Addendum No. 3 to Upland Mining Lease, effective January 1, 2010, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference).

10.4

Addendum No. 4 to Upland Mining Lease, effective June 27, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference).

10.5*

Addendum No. 5 to Upland Mining Lease, effective June 30, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference).

31.1

Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference).

31.2

Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference).

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to this Form 10-Q/A).

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (relating to this Form 10-Q/A).

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference).

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference).

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and (iv) the Notes to the Condensed Consolidated Interim Financial Statements (filed as Exhibit 101 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference).

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

Date: December 10, 2013

By:	/s/ Tom S. Q. Yip

Tom S. Q. Yip
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 10, 2013