Form 10-K
period 2013-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2014-03-12
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300-1177 West Hastings Street, Vancouver, British Columbia, Canada	V6E 2K3
(Address of principal administrative offices)	(Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Shares, no par value	NYSE MKT

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

Based on the last sale price on the NYSE MKT of the registrant’s Common Shares on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) of $0.65 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $56,128,863.

As of March 10, 2014, the registrant had 98,068,638 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into this report.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

International Tower Hill Mines Ltd. (“we”, “us”, “our,” “ITH” or the “Company”) is a mineral exploration company engaged in the acquisition and exploration of mineral properties.  As used in this Annual Report on Form 10-K, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101—Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”)—CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the Livengood Gold Project (the “Livengood Gold Project” or the “Project”).  Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessments on the Project are preliminary in nature and include “inferred mineral resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such inferred mineral resources at the Project will ever be realized. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

•                  general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity;

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

•                  conditions in the financial markets generally, the overall sentiment of the markets for public equity, interest rates and currency rates;

•                  the Company’s ability to secure the necessary consulting, drilling and related services and supplies on favorable terms in connection with its drilling program at the Livengood Gold Project and other activities;

•                  the Company’s ability to attract and retain key staff, particularly in connection with the permitting and development of any mine at the Livengood Gold Project;

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

The following is a glossary of certain terms that may be used in this report.

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

Under NI 43-101, “mineral resource” means a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge

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

“sill”	A tabular igneous intrusion that parallels the planar structure of the surrounding rock

“strike”	The direction taken by a structural surface

“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau

“tectonic”	Pertaining to the forces involved in, or the resulting structures of, tectonics

“tectonics”	A branch of geology dealing with the broad architecture of the outer part of the earth, that is, the major structural or deformational features and their relations, origin and historical evolution

“TSX”	Toronto Stock Exchange

“ultramafic”	Said of an igneous rock composed chiefly of mafic minerals

“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheet-like form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin

“volcaniclastic”	Pertaining to a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we”, “us”, “our”, “ITH”, “International Tower Hill”, the “Company” or the “Corporation” refer to International Tower Hill Mines Ltd. and its subsidiaries.

CURRENCY

References to C$ refer to Canadian currency and $ or US$ to United States currency.

PART I

ITEM 1. BUSINESS

Overview

ITH is a mineral exploration company engaged in the acquisition and exploration of mineral properties.  The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the “Livengood Gold Project”.  The Company is in the exploration stage as its property has not yet begun preparation for extraction of a deposit or reached commercial production.  The Company controls 100% of the Livengood Gold Project with a mineral resource of 731 million Measured tonnes at an average grade of 0.61 g/tonne (14.4 million ounces at 0.3 g/tonne cut-off), 71 million Indicated tonnes at an average grade of 0.56 g/tonne (1.3 million ounces at 0.3 g/tonne cut-off) and 266 million Inferred tonnes at an average grade of 0.52 g/tonne (4.4 million ounces at 0.3 g/tonne cut-off).   On July 23, 2013 the Company issued the results of a feasibility study (the “Feasibility Study”) which converted a portion of the Company’s mineral resources into proven reserves of 434 million tonnes at an average grade of 0.69 g/tonne (9.6 million ounces) and probable reserves of 20 million tonnes at an average grade of 0.70 g/tonne (454,000 ounces).  All work presently planned by the Company is directed at maintaining necessary environmental baseline activities at the Livengood Gold Project and focusing efforts on project optimization opportunities, including those identified in the Feasibility Study and those subsequently developed by the Company. A more complete description of the Livengood Gold Project and the results of the Feasibility Study is set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Since 2006, the Company has focused primarily on the acquisition and exploration of mineral properties in Alaska and Nevada by acquiring through staking, purchase, lease or option (primarily from AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold”) in a transaction which closed on August 4, 2006) interests in a number of mineral properties in Alaska (Livengood, Terra, LMS, BMP, Chisna, Coffee Dome, West Tanana, Gilles, West Pogo, Caribou, Blackshell and South Estelle) and Nevada (North Bullfrog and Painted Hills) that it believed had the potential to host large precious or base metal deposits.  Some of these, such as the Painted Hills, Gilles, West Tanana, Caribou and Blackshell properties, were, in light of disappointing exploration results, dropped or returned to the respective optionors or lessors, and the associated costs written off while others, such as the South Estelle property, have been sold.  Since early 2008, the Company’s primary focus has been the exploration and advancement of its Livengood Gold Project in Alaska and the majority of its resources have been directed to that end.  To this end, in August 2010, ITH undertook a corporate spin-out arrangement transaction whereby all of its mineral property interests other than the Livengood property were transferred to Corvus and Corvus was spun out as an independent and separate public company.  Following the completion of that transaction, the sole mineral property held by the Company is the Livengood Gold Project.  Since the completion of such transaction, the Company has focused exclusively on the ongoing exploration and potential development of the Livengood Gold Project.

The head office and principal administrative address of ITH is located at Suite 2300 — 1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3, and its registered and records office is located at 1300 — 777 Dunsmuir Street, Vancouver, BC  V6B 1N3.

Recent Developments

Livengood Gold Project Developments

During the year ended December 31, 2013 and to the date of this report, the Company advanced its Livengood Gold Project in Alaska with the issuance of the Feasibility Study.  The Feasibility Study had been underway since early 2012.  The Feasibility Study evaluated a 100,000 ton per day project that would produce 8 million ounces of gold over 14 years.  Using the trailing three year gold price of $1,500 per ounce, the project generates a minimal positive return.  A more complete description of the Feasibility Study is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under “Livengood Gold Project — Feasibility Study Results.”  The Company is currently investigating a number of opportunities, including those identified in the Feasibility Study and those subsequently developed by the Company for optimization and reducing project costs.

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

The Company has also identified several opportunities to improve the performance of the Project that warrant further study, including verification of preliminary indications of a higher head grade, verify modeling to improve recovery through intensive cyanide leach reactors, and reducing reagent consumption and energy costs.

Management Reorganization

In December 2013 the Company announced a reorganization of senior management and its Board of Directors and a reduction in the Company’s full time staff by approximately 30% effective January 1, 2014. These changes were made to focus the Company’s efforts on project optimization opportunities, maintenance of environmental baseline activities required for permitting, and advancing discussions with companies holding confidentiality agreements.

In connection with the reorganization, Thomas E. Irwin was appointed as President and Chief Executive Officer of the Company effective January 1, 2014.  Mr. Irwin had been serving as Vice President, supporting corporate strategic initiatives as well as being responsible for technical matters for the Livengood Gold Project. The Company entered into separation and consulting agreements with its former President and Chief Executive Don Ewigleben, who will serve as a consultant and counsel to the Company for a one-year period to assist the Company during the transition.  As part of the Company’s reorganization, effective January 1, 2014, Messrs. Don Ewigleben, Dan Carriere, Tim Haddon, and Roger Taplin resigned from the Board of Directors.  Mr. Anton Drescher, Mr. Mark Hamilton and Mr. Thomas Weng remained on the Board of Directors.

Appointment of Directors

In January 2014 the Company announced the addition of Mr. Stephen Lang and Mr. John Ellis to the Board of Directors effective February 1, 2014.  Mr. Lang was also elected Chairman of the Board.

2014 Outlook

During 2014, the Company will continue to investigate a number of opportunities as identified in the Feasibility Study for optimization and reducing project costs.  The Company also plans to continue critical baseline environmental studies to maintain the integrity of five years of historical data already complied.

In light of the decrease in the gold price in 2013 and its effect on the gold mining industry, the Company has prepared for the potential of a continuing lower gold price by limiting 2014 spending to essential activities.  These activities include payment of annual land lease obligations, reviewing opportunities identified in the Feasibility Study as well as those subsequently developed by the Company continuing critical environmental baseline work to prevent any significant delays in future permitting, as well as performing required corporate and compliance matters.  As part of the Company’s efforts to reduce spending in 2014, the Company’s full time staff was reduced by approximately 30% effective January 1, 2014.

The Company will continue to seek a strategic alliance to help support the future development of the Project while considering all other appropriate financing options.  The strength of the gold asset, the favorable location, and the proven team are the reasons the Company would potentially attract a strategic partner with a long term development horizon who understands the Project is highly leveraged to gold prices.  To date ITH has signed multiple confidentiality agreements with large and intermediate mining companies and has been reviewing the final Feasibility Study results as well as the various opportunities with those companies.  In order to support the completion of these essential activities, the Company anticipates spending approximately $8 million during the 2014 fiscal year ending December 31, 2014.

Regulatory, Environmental and Social Matters

All of the Company’s currently proposed exploration is under the jurisdiction of the State of Alaska.  In Alaska, low impact, initial stage surface exploration such as stream sediment, soil and rock chip sampling does not require any permits.  The State of Alaska requires an APMA (Alaska Placer Mining Application) exploration permit for all substantial surface disturbances such as trenching, road building and drilling.  These permits are also reviewed by related state and federal agencies that can comment and require specific changes to the proposed work plans to minimize impacts on the environment.  The permitting process for significant disturbances generally requires 30 days for processing and all work must be bonded.  The Company currently has all necessary permits with respect to its exploration activities in Alaska.  Although the Company has never had an issue with the timely processing of APMA permits, there can be no assurances that delays in permit approval will not occur.

ITH has created a Technical Committee (formerly the Health, Occupational Safety & Environmental Committee), which has adopted a formal, written charter.  As set out in its charter, the overall purpose of the Technical Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the Company’s continuing commitment to improving the environment and ensuring that activities are carried out and facilities are operated and maintained in a safe and environmentally sound manner that reflects the ideals and principles of sustainable development. The primary function of the Technical Committee is to monitor, review and provide oversight with respect to the technical aspects of the Company’s projects as well as monitor policies, standards, accountabilities and programs relative to health, safety, community relations and environmental-related matters. The Technical Committee also advises the Board and makes recommendations for the Board’s consideration regarding health, safety, community relations and environmental-related issues.

Although not set out in a specific policy, the Company strives to be a positive influence in the local communities where its mineral projects are located, not only by contributing to the welfare of such communities through donations of money and supplies, as appropriate, but also through hiring, when appropriate, local workers to assist in ongoing exploration programs.  The Company considers building and maintaining strong relationships with such communities to be fundamental to its ability to continue to operate in such regions and to assist in the eventual development (if any) of mining operations in such regions, and it attaches considerable importance to commencing and fostering such relationships from the beginning of its involvement in any particular area.

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

ITH has three material subsidiaries:

Tower Hill Mines, Inc. (“TH Alaska”), a corporation incorporated in Alaska on June 27, 2006, which holds most of the Company’s Alaskan mineral properties and is 100% owned by ITH;

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

	December 31, 2013	December 31, 2012	December 31, 2011	May 31, 2011
Canada:	$11,994	$14,317	$22,880	$21,961
United States:	55,259,960	55,248,961	53,147,972	5,457,840
Total:	$55,271,954	$55,263,278	$53,170,852	$5,479,801

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

Availability of Raw Materials and Skilled Employees

All aspects of the Company’s business require specialized skills and knowledge.  Such skills and knowledge include the areas of geology, drilling, logistical planning, preparation of feasibility studies, permitting, construction and operation of a mine, financing and accounting.  Since commencing its current operations in mid-2006, the Company has found and retained appropriate employees and consultants and believes it will continue to be able to do so.

All of the raw materials the Company requires to carry on its business are readily available through normal supply or business contracting channels in Canada and the United States.  Since commencing exploration activities at the Livengood Gold Project in mid-2006, the Company has been able to secure the appropriate personnel, equipment and supplies required to conduct its contemplated programs.  While it has experienced difficulty in procuring some equipment, such as drill equipment or services, experienced drillers and timely assay laboratory services in previous years, the recent overall slowdown in the mineral exploration business has resulted in more equipment and services being made available on a timely basis.  As a result, the Company does not believe that it will experience any shortages of required personnel, equipment or supplies in the foreseeable future.

Employees

At December 31, 2013, the Company had 18 full-time employees.  The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering and corporate governance.

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

Available Information

ITH maintains an internet website at www.ithmines.com. The Company makes available, free of charge, through the Investors section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC and its Annual Information Form, press releases and material change reports and other reports filed on the System for Electronic Document Analysis and Retrieval (SEDAR). The Company’s SEC filings are available from the SEC’s internet website at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically. These reports, proxy statements and other information may also be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The Company’s SEDAR filings are available from SEDAR’s internet website at www.sedar.com under the Company’s profile. The contents of these websites are not incorporated into this report and the references to the URLs for these websites are intended to be inactive textual references only.

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

Risks Related to Our Business

Our success depends on the development and operation of the Livengood Gold Project, which is our only project and which, as contemplated in the September 4, 2013 Feasibility Study, is not commercially viable at current gold prices.

Our only property at this time is our Livengood Gold Project, which is in the exploration stage. We have issued a Feasibility Study on the Livengood Gold Project which indicates that the Project generates a minimal positive return at a gold price of $1,500 per ounce.  The price of gold is $1,344 per ounce as of March 10, 2014, and the Project as contemplated in the Feasibility Study is not commercially viable at current gold prices.  While management is exploring opportunities identified in the Feasibility Study, as well as those developed by the Company subsequent to the Feasibility Study, for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful or that the price of gold will increase sufficiently to warrant a decision to develop the Project.  For other risks related to the Project, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under “Livengood Gold Project — Feasibility Study Results - Project Execution Risks.”  If the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose most or all of their investment in our common shares.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses and have had no revenue from operations since inception, and we expect to continue to incur losses in the future. We have not commenced commercial production on the Livengood Gold Project and we have no other mineral properties. We have no revenues from operations, and we anticipate we will have no operating revenues and will continue to incur operating losses until such time as we place the Livengood Gold Project into production and such project generates sufficient revenues to fund continuing operations. The Livengood Gold Project is currently in the exploration stage.  The Project, as contemplated in the Feasibility Study, is not commercially viable at current gold prices. Our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at the Livengood Gold Project.

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

We are considered an exploration stage company and will continue to be until we identify commercially viable reserves on our properties and develop our properties. We have no producing properties and have never generated any revenue from our operations. We have issued a Feasibility Study on the Livengood Gold Project.  Using the trailing three year gold price of $1,500 per ounce, the Project generates a minimal positive return; however, the Project is not commercially viable at current gold prices.  The majority of exploration projects do not result in the discovery of commercially mineable deposits of ore. Further exploration and substantial expenditures are required to establish ore reserves through drilling and metallurgical and other testing techniques, determine metal content and metallurgical recovery processes to extract metal from the ore, and construct, renovate or expand mining and processing facilities. No assurance can be given that any level of recovery of ore reserves will be realized or that any identified mineral deposit will ever qualify as a commercial mineable ore body which can be legally and economically exploited. If we are not able to identify commercially viable mineral deposits or profitably extract minerals from such deposits, our business would be materially adversely affected and our shareholders could lose all or a substantial portion of their investment.

Resource exploration is a highly speculative business, and certain inherent exploration risks could have a negative effect on our business.

Our long-term success depends on our ability to identify mineral deposits on the Livengood Gold Project and other properties we may acquire, if any, that can then be developed into commercially viable mining operations. Resource exploration is a highly speculative business and involves a high degree of risk, including, among other things, unprofitable efforts resulting both from the failure to discover mineral deposits and from finding mineral deposits which, though present, are insufficient in size and grade at the then prevailing market conditions to return a profit from production. Substantial expenditures are required to establish proven and probable mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operations or that funds required for development can be obtained on a timely basis. The marketability of minerals which may be acquired or discovered by the Company will be affected by numerous factors beyond the control of the Company and cannot be accurately predicted. These factors include market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

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

Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we generally report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred mineral resources (and in certain circumstances, deposits that are not measured, indicated or inferred mineral resources but that are targeted for further exploration), which are generally not permitted in disclosure filed with the SEC by U.S. issuers. In the United States, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. U.S. investors are cautioned not to assume that all or any part of measured, indicated or inferred mineral resources will ever be converted into reserves.

Further, “inferred mineral resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in place, tonnage and grade without reference to unit measures.

Accordingly, information concerning descriptions of mineralization, reserves and resources contained in our reports may not be comparable to information made public by U.S. companies subject to the reporting and disclosure requirements of the SEC.

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

The volatility in gold prices is illustrated by the following table, which presents the high, low and average fixed price in U.S. dollars for an ounce of gold, based on the London Bullion Market Association P.M. fix, over the past five years:

	High	Low	Average
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,410
January 1, 2014 to March 10, 2014	$1,350	$1,221	$1,280

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

Some of the mining claims at the Livengood Gold Project are U.S. federal or Alaska state “unpatented” mining claims. There is a risk that a portion of such unpatented mining claims could be determined to be invalid, in which case the Company could lose the right to mine any minerals contained within those mining claims. Unpatented mining claims are created and maintained in accordance with the applicable U.S. federal and Alaska state mining laws. Unpatented mining claims are unique property interests and are generally considered to be subject to greater title risk than other real property interests due to the validity of unpatented mining claims often being uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the provisions of the U.S. General Mining Law of 1872 (the “Mining Law”). Unpatented mining claims are always subject to possible challenges of third parties or validity contests by the United States federal government or the Alaska state government, as applicable. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. Title to the unpatented mining claims may also be affected by undetected defects such as unregistered agreements or transfers and there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims. The Company has not obtained full title opinions for the majority of its mineral properties. Not all the mineral properties in which the Company has an interest have been surveyed, and their actual extent and location may be in doubt. Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

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

It is also possible that future laws and regulations could cause additional expense, capital expenditures, restrictions on or suspension of the Company’s operations and delays in the exploration and development of the Company’s property.

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

A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us, our future partners and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. These impacts may adversely impact the cost, production and financial performance of our operations.

Land reclamation requirements for our properties may be burdensome and expensive in the future.

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. It may be anticipated that any quoted market for our common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2013, the price of our common shares on the Toronto Stock Exchange ranged from a low of C$0.31 to a high of C$2.48, and on the NYSE MKT ranged from a low of $0.30 to a high of $2.49.  From January 1, 2014 to March 10, 2014, the price of our common shares on the TSX ranged from a low of C$0.43 to a high of C$1.14, and on the NYSE MKT ranged from a low of $0.40 to a high of $1.03.  There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, you may be unable to resell your shares at a desired price.

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

We likely constituted a “passive foreign investment company” during the fiscal year ended December 31, 2013, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2013, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years.  The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year and accordingly no assurances can be given regarding the Company’s PFIC status for the current year or any future year.  If ITH is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares.  For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

LIVENGOOD GOLD PROJECT, Alaska

The Company currently holds, or has rights to acquire, ownership or leasehold interests in a group of adjacent mineral properties in Alaska which are collectively referred to as the “Livengood Gold Project.” The Livengood Gold Project is located approximately 113 km (70 miles) by road northwest of Fairbanks, Alaska and approximately 65 km (40 miles) north of the boundary of the Fairbanks North Star Borough as shown in Figure 1 below. The project lies within the Tolovana Mining District in the northern part of the Tintina Gold Belt. The Company’s primary focus is to continue to advance the Livengood Gold Project with the objective of assessing its viability for commercial gold mining.

The Company is in the exploration stage and does not mine, produce or sell any mineral products at this time.  The Company controls 100% of the Livengood Gold Project with a mineral resource of 731 million Measured tonnes at an average grade of 0.61 g/tonne (14.4 million ounces at 0.3 g/tonne cut-off), 71 million Indicated tonnes at an average grade of 0.56 g/tonne (1.3 million ounces at 0.3 g/tonne cut-off) and 266 million Inferred tonnes at an average grade of 0.52 g/tonne (4.4 million ounces at 0.3 g/tonne cut-off).   On July 23, 2013 the Company issued the results of the Feasibility Study which converted a portion of the Company’s mineral resources into proven reserves of 434 million tonnes at an average grade of 0.69 g/tonne (9.6 million ounces) and probable reserves of 20 million tonnes at an average grade of 0.70 g/tonne (454,000 ounces).  All work presently planned by the Company is directed at maintaining necessary environmental baseline activities at the Livengood Gold Project and focusing efforts on project optimization opportunities, including those identified in the Feasibility Study and those subsequently developed by the Company.

The Company relies upon consultants and contractors to carry on many of its activities and, in particular, to carry out drilling programs at the Livengood Gold Project and in connection with the preparation of technical reports on the project.  However, as ITH expands its activities, it may choose to hire additional employees rather than relying on consultants.

Figure 1: Location of the Livengood Gold Project

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Livengood Gold Project is located approximately 113 km (70 miles) by road northwest of Fairbanks, Alaska in the Tolovana Mining District within the Tintina Gold Belt. The project area is centered on Money Knob, a local topographic high point. This feature and the adjoining ridgelines are the probable lode gold source for the Livengood placer deposits which lie in the adjacent valleys which have been actively mined since 1914 and have produced more than 500,000 ounces of gold.

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

The nearest community to Livengood Gold Project is the village of Minto, a town with a population of 200 located approximately 65 km (40 miles) southwest by road.  The Fairbanks metropolitan area has a population of approximately 100,000 people, and comprises the regional center with hospitals, government offices, businesses and the University of Alaska, Fairbanks. The city is linked to southern Alaska along a north-south transportation and utility corridor that includes two paved highways, a railroad to tide water, an interlinked electrical grid, and communications infrastructure. Fairbanks has a regional airport serviced daily by up to three major airlines.

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

The Feasibility Study developed site layout plans for the infrastructure required at the Livengood Gold Project. This included evaluating mine shops; process, water and tailing management facilities; power; access roads; administration offices; and camp facilities.

Livengood Gold Project Lands

The Livengood Gold Project covers approximately 19,546 hectares (48,300 acres), all of which is controlled by the Company through its wholly-owned subsidiary, Tower Hill Mines, Inc. The Livengood Gold Project is comprised of multiple land parcels: 100% owned patented mining claims, 100% owned State of Alaska mining claims, 100% owned federal unpatented placer claims; land leased from the Alaska Mental Health Trust (“AMHT”); land leased from holders of state and federal patented and unpatented mining and placer claims, and undivided interests in patented mining claims.  The property and claims controlled through ownership, leases or agreements are summarized below.

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

Leased property

•       Alaska Mental Health Trust Lease.  A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development.  The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation.  A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease.  In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company in December 2011.  As of December 31, 2013, there were 9,970 acres included in the AMHT lease.

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

•       Griffin Lease.  A lease of three patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid.  The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of 3% is payable to the lessors.   The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.

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

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment of $35/claim to be paid to the state (by November 30th of each year), for the first five years, $70 per year for the second five years, and $170 per year thereafter. These rental rates are multiplied by 4 for each 160 acre claim.  As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year.  In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year.  Excess work can be carried forward for up to four years.  If the rental is paid and the work requirements are met, the claims can be held indefinitely.  The work completed by the Company during the 2013 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2017 on all State of Alaska mining claims.

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

December 2011 Land Purchase Agreement

In December 2011, the Company completed a transaction to acquire certain mining claims and related rights in the vicinity of the Livengood Gold Project.  This acquisition included both mining claims and all of the shares of Livengood Placers, Inc.  These assets were purchased on December 13, 2011 for aggregate consideration of $36,600,000 allocated between cash consideration of $13,500,000 and a derivative liability of $23,100,000.  The derivative liability is a contingent payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition.  The derivative liability (payable in December 2016) will equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce. If the Average Gold Price is less than $720, there will be no additional contingent payment.  The subject ground was previously vacant or was used for placer gold mining.

No placer mineral reserves or mineral resources have been established on the ground subject to this agreement. However, records exist for 2,370 placer drill holes that have been completed on the subject ground between 1933 and 2011.   Of these, the 945 holes completed between 1933 and 1984 were primarily 6” churn drill holes.  The 1,425 drill holes completed between 1984 and 2000 were 8” RC rotary drill holes utilizing a center return tri-cone bit.  All lands controlled by the Company, including the lands acquired pursuant to this agreement, were evaluated as appropriate for integration into the Feasibility Study for the Livengood Gold Project.

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

In 2006, the Company conducted a 1,227m, seven-hole program and continued to demonstrate the presence of mineralization over a broader area. The 2007 campaign consisted of 15 diamond drill holes for a total of 4,411m. These holes focused on extending and defining the volcanic-hosted mineralization first recognized by AngloGold in 2003. However, as drilling progressed, it became clear that although mineralization is strongest in the volcanic rocks, it occurs in all rock types at Money Knob.

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

In 2009, the Company completed 12 diamond drill holes totaling 4,572 meters and 195 RC holes totaling 59,757 meters.   Six of the diamond drill holes were drilled across the NNW-trending Core Zone in order to better understand the structural controls and to test the depth continuity of the mineralization. This drilling confirmed that the Core Zone is the locus of a swarm of 0.2 - 1.0m thick southerly dipping dikes. In addition, a number of larger (+10m thick) steeply dipping NNW-trending dikes were observed, suggesting that ENE extension may have occurred at about the time of dike magmatism.  The RC holes were primarily targeted at grid infill drilling to improve resource estimation of the Core Zone and a step-out program that led to discovery and delineation of the Sunshine and Tower Zones.

In 2010, the Company completed 40 diamond drill holes totaling 13,631 meters and 198 RC holes totaling 56,550 meters.  These holes, filled in between the Core and Sunshine Zones, expanded the SW Zone and infilled to 50 meter spacing in the Core and Sunshine Zones.

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

No drill programs were completed during 2013 as the Company focused its efforts on the completion of the Feasibility Study.

Sample Preparation, Analyses and Security

The Company samples all holes from surface to total depth, using defined procedures. For RC samples, pulverized material is passed through a cyclone to separate solids from drilling fluids, then over a spinning conical splitter. The splitter is set to collect two identical splits of sample weighing 2-5 kg (4.4-11.0 pounds) each. Representative coarse material is collected and saved in chip trays for geological description. Samples are put in pre-numbered, bar-coded bags by the drill site crew. One sample is submitted for analysis, and one sample is kept for reference. Samples are secured on site and transported to a sample preparation facility operated by ALS Chemex in Fairbanks.

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

Analysis of assay data from core and RC sampling has been performed to check for downhole contamination of RC and to compare the data distributions produced by the two methods. Analysis of RC data has not indicated cyclic down hole contamination. Decay analysis conducted on both core drilling and RC drilling indicates similar patterns of monotonic grade increase or decrease. Comparison of the grade distributions between core and RC data were conducted using Quantile-Quantile plots, and simulation of population means for different numbers of samples. The comparison indicated that the mean of all core data was 4% lower than RC data.  Comparison of core and RC data below the water table showed similar population means, suggesting that down hole contamination was not occurring.

Core and RC check samples have been collected during each drilling campaign by independent third parties. Results from these samples, as well as blanks and standards included, are consistent with the Company’s initial results. This includes a similar increase in variance for samples at higher grades, a pattern consistent with nugget effect. No systematic high or low bias has been observed.

Feasibility Study

In September 2013, the Company filed a technical report, prepared in accordance with Canadian National Instrument 43-101 (“NI 43-101”), regarding a Feasibility Study to evaluate its Livengood Gold Project in Alaska. This technical report supports the July 23, 2013 news release, which provided results of the Feasibility Study and mineral reserves as well as updated mineral resources of the Project.  “Canadian National Instrument 43-101 Technical Report on the Livengood Gold Project, Feasibility Study, Livengood, Alaska,” prepared by Samuel Engineering, Inc. and dated September 4, 2013, has been filed under the Company’s profile on SEDAR.  Readers are encouraged to review the entire Technical Report on SEDAR.  A more complete description of the Feasibility Study is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under “Livengood Gold Project — Feasibility Study Results.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports.  These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”).  During the fiscal year ended December 31, 2013, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE MKT under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “IW9”.  The following table sets forth the highest and lowest intraday sales prices for the common share as reported by the TSX and NYSE MKT for the periods indicated:

	Toronto Stock Exchange		NYSE MKT
Year ended December 31, 2013	C$ High	C$ Low	$ High	$ Low
Fourth Quarter	$0.72	$0.31	$0.69	$0.30
Third Quarter	$0.95	$0.33	$0.90	$0.31
Second Quarter	$1.56	$0.46	$1.55	$0.43
First Quarter	$2.48	$1.35	$2.49	$1.31

Year ended December 31, 2012	C$ High	C$ Low	$ High	$ Low
Fourth Quarter	$2.87	$1.85	$2.93	$1.91
Third Quarter	$3.26	$2.44	$3.25	$2.41
Second Quarter	$4.43	$2.41	$4.45	$2.40
First Quarter	$5.61	$4.00	$5.62	$4.00

As at March 10, 2014, there were 98,068,638 common shares issued and outstanding, and the Company had approximately 100 shareholders of record.  On March 10, 2014, the closing price of the common shares as reported by the TSX and NYSE MKT was C$0.93 and $0.82, respectively.

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

None

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

Certain Canadian Federal Income Tax Considerations for U.S. Resident Holders

This summary is applicable to a holder or prospective purchaser of common shares who, for the purposes of the Income Tax Act (Canada) (the “Tax Act”) and any applicable treaty and at all relevant times, is not (and is not deemed to be) resident in Canada, does not (and is not deemed to) use or hold the common shares in, or in the course of, carrying on a business in Canada, and is not an insurer that carries on an insurance business in Canada and elsewhere.

This summary is based on the current provisions of the Tax Act, the regulations thereunder, all specific proposals to amend such Act and regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and the Company’s understanding of the administrative policies and assessing practices published in writing by the Canada Revenue Agency (“CRA”) prior to the date hereof.  This summary does not otherwise take into account any change in law or administrative policy or assessing practice, whether by judicial, governmental, legislative or administrative decision or action, nor does it take into account other federal or provincial, territorial or foreign tax consequences, which may vary from the Canadian federal income tax considerations described herein.

This summary is of a general nature only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder of the common shares and no representation with respect to Canadian federal income tax consequences to any holder of common shares is made herein.  Accordingly, prospective purchasers and holders of the common shares should consult their own tax advisers with respect to their individual circumstances.

Dividends on Common Shares

Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of any applicable tax treaty) will be payable on dividends (or amounts paid or credited on account or in lieu of payment of, or in satisfaction of, dividends) paid or credited to a holder of common shares.  Under the Canada—U.S. Income Tax Convention (1980), as amended (the “Canada—U.S. Treaty”) the withholding tax rate is generally reduced to 15% for a holder entitled to the benefits of the Canada—U.S. Treaty who is the beneficial owner of the dividends (or 5% if the holder is a company that owns at least 10% of the common shares).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be regarded by the CRA as entitled to the benefits of the Canada—U.S. Treaty.  Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisers regarding the extent, if any, to which the CRA will extend the benefits of the Canada—U.S. Treaty to the entity in respect of its common shares.

Capital Gains and Losses

Subject to the provisions of any relevant tax treaty, capital gains realized by a holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are “taxable Canadian property” (as defined in the Tax Act), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident.

Common shares of the Company generally will not be “taxable Canadian property” to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a designated stock exchange (which currently includes the TSX and NYSE MKT), unless at any time during the 60-month period that ends at that time: (a) such holder, persons with whom such holder did not deal at arm’s length, or such holder together with all such persons, owned 25% or more of the issued shares of any class or series of the capital stock of the Company; and

(b) more than 50% of the fair market value of the common shares disposed of was derived directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Tax Act), “timber resource properties” (as defined in the Tax Act), and options in respect of, or interests in, or civil law rights in, any such properties (whether or not such property exists).  Under proposed amendments to the Tax Act released by the Department of Finance (Canada) on July 12, 2013, the 25% ownership test will apply to common shares of the Company owned by one or any combination of the holder, persons with whom the holder does not deal at arm’s length, and partnerships whose members include, either directly or indirectly through one or more partnerships, the holder or persons that do not deal at arm’s length with the holder.  In certain circumstances set out in the Tax Act, the common shares may be deemed to be “taxable Canadian property”.

Under the Canada—U.S. Treaty, a holder entitled to the benefits of the Canada—U.S. Treaty and to whom the common shares are “taxable Canadian property” will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

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

We believe that we were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2013, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years.  The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year and accordingly no assurances can be given regarding the Company’s PFIC status for the current year or any future year.  The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth in the table below has been taken from the Company’s audited consolidated financial statements and should be read in conjunction with those financial statements and the notes thereto.  The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  The selected historical financial data is qualified in its entirety by, and should be read in conjunction with, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto attached hereto under Item 8, Financial Statements and Supplementary Data.

Description	Year Ended December 31, 2013	Year Ended December 31, 2012	Seven Months Ended December 31, 2011	Year Ended May 31, 2011	Year Ended May 31, 2010	Year Ended May 31, 2009
Net loss — continuing operations	$(9,852,480)	$(56,643,462)	$(43,309,957)	$(47,421,873)	$(32,232,664)	$(14,236,425)
Net loss — discontinued operations	—	—	—	(1,037,912)	(3,452,307)	(3,161,583)
Net loss	(9,852,480)	(56,643,462)	(43,309,957)	(48,459,785)	(35,684,971)	(17,398,008)
Basic and diluted loss per common share from continuing operations	$(0.10)	$(0.62)	$(0.50)	$(0.61)	$(0.54)	$(0.32)
Basic and diluted loss per common share from discontinued operations	$—	$—	$—	$(0.01)	$(0.06)	$(0.07)

Description	December 31, 2013	December 31, 2012	December 31, 2011	May 31, 2011	May 31, 2010	May 31, 2009

Working capital	$12,699,227	$27,676,797	$45,813,618	$112,150,621	$41,154,660	$29,732,733
Current assets	14,192,923	31,424,066	56,133,233	116,318,862	42,374,537	30,086,926
Total assets	69,464,877	86,687,344	109,304,085	121,798,663	50,134,706	37,158,577
Current liabilities	1,493,696	3,747,269	10,319,615	4,168,241	1,219,877	354,193
Total liabilities	16,293,696	26,147,269	31,119,615	4,168,241	1,219,877	354,193
Shareholders’ equity	$53,171,181	$60,540,075	$78,184,470	$117,630,422	$48,914,829	$36,804,384

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Current Business Activities

General

Livengood Gold Project Developments

During the year ended December 31, 2013 and to the date of this report, the Company advanced its Livengood Gold Project in Alaska with the issuance of the Technical Report on the Feasibility Study in September 2013.  The Feasibility Study had been underway since early 2012.  The Feasibility Study evaluated a 100,000 ton per day project that would produce 8 million ounces of gold over 14 years.  Using the trailing three year gold price of $1,500 per ounce, the project generates a minimal positive return.  The Company is currently investigating a number of opportunities, including those identified in the Feasibility Study and those subsequently developed by the Company, for optimization and reducing project costs.

Other Developments

In December 2013, the Company announced the appointment of Thomas E. Irwin as President and Chief Executive Officer of the Company effective January 1, 2014.  Mr. Irwin had been serving as Vice President, supporting corporate strategic initiatives as well as being responsible for technical matters for the Company’s Livengood Gold Project.

Livengood Gold Project - Feasibility Study Results

The purpose of the Feasibility Study was to advance the Livengood Gold Project to a level that will enable a decision as to whether to advance to permitting and the execution phase of the Project.  Using the trailing three year gold price of $1,500 per ounce, the Project generates an after-tax internal rate of return (“IRR”) of 1.7%.

Mining and Production

As envisioned in the Feasibility Study, the Project design is a conventional, owner-operated, surface mine that will utilize large-scale mining equipment in a blast/load/haul operation.  Ore is planned to be processed in a 100,000 ton per day (“tpd”) comminution circuit consisting of a primary gyratory crusher, wet grinding in a single semi-autogenous (“SAG”) mill and two ball mills, followed by a gravity gold circuit, a conventional carbon in leach (“CIL”) circuit and a refinery.

The 100,000 tpd mine plan contains 501 million tons of ore mined from the Livengood open pit over the 14 year operating life.  Total gold recovered is expected to be 8 million ounces.  Average annual gold production over the life-of-mine (“LOM”) is 577,600 ounces, averaging 698,500 ounces during the first five years of operations.  Mining and ore stockpiling will begin during construction phase and will be two years in advance of plant commissioning.

Project Economics

The project economics were generated using the trailing three year average gold price of $1,500 per ounce resulting in an after-tax internal rate of IRR of 1.7% with an all-in cost of production of $1,474 per ounce.  The following table provides additional details of the Project’s economics (after-tax) at various gold prices.

Gold Price per Ounce	NPV5% ($M)	IRR (%)	Payback (years)
$1,200	(1,835)	(16.1)	n/a
$1,300	(1,336)	(7.2)	n/a
$1,400	(854)	(1.9)	n/a
$1,500	(440)	1.7	10.8
$1,600	(50)	4.6	8.8
$1,700	336	7.3	7.2
$1,800	723	9.7	6.1
$1,900	1,109	12.0	5.2
$2,000	1,493	14.1	4.6
$2,100	1,869	16.1	4.2
$2,200	2,219	17.8	3.8

Capital Costs

The total estimated cost to design, procure, construct and commission the facilities described in this section is $2.79 billion and sustaining capital of $893 million.  In addition to the large-scale mining equipment and process circuit described above, the Project will include a lined tailings management system, two water reservoirs, an administration office/shop/warehouse complex and a 440 person camp.  The Project will also include construction of an 80 kilometer (50 mile) transmission line to the site from the existing grid power near Fairbanks, Alaska.  The capital cost estimate is expressed in nominal 2013 US dollars.  No provision has been included to offset future escalation, and the estimate excludes sunk costs (costs prior to the start of detailed design) and risks due to labor disputes, permitting delays, weather delays or any other force majeure occurrences.

Site deconstruction and reclamation will proceed in stages at a total cost of $353 million.  Initial reclamation and salvage will take 5 years with costs projected at $253.4 million.  After site stabilization, preparation of final site configuration and ongoing water treatment is anticipated.  The initial and sustaining capital includes a fully lined tailings management facility; this facility has been included as best practices for environmental stewardship.

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

Annual Production

The table below highlights the production schedule contemplated in the Feasibility Study.  Total life-of-mine production is projected to be approximately 8,086,000 ounces.  For the first five years, it is anticipated that average annual production would be 698,500 ounces.

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

The table below illustrates the updated reserve estimate for the Project, calculated at a gold price of $1,500 per ounce.

Rock Type	Tonnes (000s)	Average Grade g Au/t	Ounces (000s)
RT4 Cambrian	58,247.3	0.639	1,196.6
RT5 Sunshine Upper Sediments	126,592.2	0.576	2,344.6
RT6 Upper Sediments	80,912.3	0.733	1,906.0
RT7 Lower Sediments-Bleached	51,020.0	0.772	1,266.3
RT8 Sunshine Volcanics	6,707.4	0.659	142.1
RT9 Volcanics	111,013.9	0.775	2,766.0
Total proven:	434,493.0	0.689	9,621.5

RT4 Cambrian	5,129.8	0.720	118.7
RT5 Sunshine Upper Sediments	1,503.4	0.535	25.8
RT6 Upper Sediments	2,754.6	0.637	56.4
RT7 Lower Sediments-Bleached	4,005.3	0.726	93.5
RT8 Sunshine Volcanics	2,321.2	0.669	49.9
RT9 Volcanics	4,416.4	0.773	109.7
Total probable:	20,130.8	0.702	454.0

RT4 Cambrian	63,377.1	0.645	1,315.2
RT5 Sunshine Upper Sediments	128,095.6	0.576	2,370.4
RT6 Upper Sediments	83,666.9	0.730	1,962.4
RT7 Lower Sediments-Bleached	55,025.3	0.769	1,359.8
RT8 Sunshine Volcanics	9,028.6	0.662	192.0
RT9 Volcanics	115,430.3	0.775	2,875.7
Total proven and probable:	454,623.8	0.689	10,075.6

Rounding of some figures may lead to minor discrepancies in totals.

Metallurgy, Processing and Infrastructure

ITH has completed extensive metallurgic test work on the five rock types that comprise 98% of the reserve.

ITH’s metallurgic test work programs evaluated: (1) ore hardness with depth and rock type; (2) the use of a SAG mill and two ball mills versus High Pressure Grinding Roll technology; (3) the use of a grind, gravity, flotation, concentrate leach circuit versus grind, gravity, whole ore CIL; (4) gold recovery rates compared to grind size and leach conditions for the various rock types; and (5) the use of heap leaching  of Livengood ores.

The comminution circuit is designed to process material with an average bond-work index 5% in excess of actual rock hardness based on the test work completed.  Gold will be recovered through a traditional crusher, grinding, gravity and CIL circuit.  Testwork included 99 variability tests.

Rock Type	Gold Recovery %
RT4 Cambrian	84.2
RT5 Sunshine Upper Sediments	87.7
RT6 Upper Sediments	76.7
RT7 Lower Sediments-Bleached	58.5
RT9 Volcanics	84.8

Project Execution Risks

Successful commercial production, if any, is subject to a number of risks, including successful construction of the designed facilities in the Feasibility Study.  For other risks related to the Project, please see Item 1A, Risk Factors.  Project risks include, but are not limited to, the following, which may have negative implications to both the execution schedule and project cost:

•                  The Project design requires excavation, processing, movement, placement, and preparation of a large quantity of soil, colluvium, alluvial material, and rock.  There is a risk that the contractors and owner’s crews and equipment may not be able to move this material as efficiently as estimated.

•                  The Project has a large surface footprint.  While subsurface ground conditions have been investigated by drilling in support of this feasibility study, not all areas have been completely investigated.  The actual subsurface ground conditions encountered during construction may be different than currently understood.

•                  The Project will require the surface preparation and placement of approximately 38 million square feet of LLDPE liner and other appurtenances at the tailings management facility during the two planned summer construction seasons available after construction start and prior to production.  There is risk that the contractor may not be able to place the quantity of liner required in the time available.

•                  The Feasibility Study execution plan assumes an August 1 project release date, with mobilization to the site and construction to begin on October 1.  This date was selected to conform to the optimum period for mobilization to the site and establishment of temporary support facilities prior to the onset of winter.  This date also is optimum to allow full utilization of the entire winter season to pioneer construction activities at the various project facilities, all of which are located in permafrost terrain.  The actual project release date is uncertain, given the combination of market variables and the multi-year permitting process that must be completed prior to a construction decision.  There is a risk that a project release-date could be substantially different than August 1.

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

The Company has also identified several opportunities with the potential to improve the performance of the Project that warrant further study, including verification of preliminary indications of a higher head grade, verify modeling to improve recovery through intensive cyanide leach reactors, and reducing reagent consumption and energy costs.

Results of Operations

Summary of Quarterly Results

Description	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Net loss	$(1,022,387)	$(4,124,761)	$(642,050)	$(4,063,282)
Basic and diluted net loss per common share	$(0.01)	$(0.04)	$(0.01)	$(0.04)

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Net loss	$(7,258,397)	$(25,033,780)	$(12,909,320)	$(11,441,965)
Basic and diluted net loss per common share	$(0.07)	$(0.27)	$(0.15)	$(0.13)

Results of Operations

Year ended December 31, 2013 compared to Year ended December 31, 2012

The Company had cash and cash equivalents of $13,925,601 at December 31, 2013 compared to $30,170,905 at December 31, 2012.  The Company incurred a net loss of $9,852,480 for the year ended December 31, 2013, compared to a net loss of $56,643,462 for the year ended December 31, 2012.  The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2013 and the year ended December 31, 2012.

Mineral property exploration expenses for the year ended December 31, 2013 totaled $8,188,995.  During the year ended December 31, 2012 total mineral property exploration expenses were $36,253,519 and the Company acquired mineral property assets of $2,127,693.  Mineral property expenses during 2013 were comprised of costs related to  process engineering and metallurgical studies performed to support the completion and filing of the Feasibility Study and environmental baseline data gathering.  Mineral property expenses incurred during 2012 were significantly higher due to geotechnical and condemnation drilling programs as well as an extensive metallurgical test program that took place in 2012.  Mineral property expenses during 2012 were comprised of costs related to drilling for geotechnical investigations, environmental baseline data gathering, field costs and engineering in support of data development for completion of the Feasibility Study.

Share-based payment charges were $3,564,273 during the year ended December 31, 2013 compared to $9,206,975 during the year ended December 31, 2012.  The decrease in share-based payment charges during the period was mainly the result of stock option grants to new employees and vesting of prior stock option grants during 2012.  The Company granted 613,000 options during the year ended December 31, 2013 compared to 6,380,000 options during the year ended December 31, 2012.  At December 31, 2013 there was unrecognized compensation expense of C$822,458 related to non-vested options outstanding.  The cost is expected to be recognized over a weighted-average remaining period of approximately 0.68 years.

Share based payment charges were allocated as follows:

Expense category:	Year ended December 31, 2013	Year ended December 31, 2012
Consulting	$1,030,439	$2,288,148
Investor relations	40,935	167,009
Professional fees	—	395
Wages and benefits	2,492,899	6,751,423
	$3,564,273	$9,206,975

Excluding share-based payment charges of $2,492,899 and $6,751,423, respectively, wages and benefits decreased to $4,370,814 for the year ended December 31, 2013 from $6,891,635 for the year ended December 31, 2012.  No management bonuses were paid during the year ended December 2013 compared to bonuses of approximately $830,000 paid in 2012.  Also, a decrease in severance payments of approximately $400,000 from 2012 to 2013 along with decreased personnel during the year ended December 31, 2013 contributed to lower wages and benefits expenses.

Excluding share-based payment charges of $1,030,439 and $2,288,148, respectively, consulting fees decreased to $314,139 for the year ended December 31, 2013 from $1,022,277 for the year ended December 31, 2012.  Consulting fees to the former interim Chief Executive Officer were approximately $40,000 during the year ended December 31, 2013 compared to approximately $390,000 during the year ended December 31, 2012.  Additionally, combined decreases in directors fees, recruiting fees and compensation consulting fees amounted to approximately $200,000 during the year ended 2013.

Professional fees decreased by $145,546 during the year ended December 31, 2013 due to additional legal fees incurred during the year ended December 31, 2012 related to the review and development of compensation plans.

All other operating expense categories reflected only moderate change period over period.

Other items amounted to income of $8,322,291 during the year ended December 31, 2013 compared to a loss of $1,058,082 in the year ended December 31, 2012.  The income amount in 2013 resulted from the unrealized gain on the revaluation of the derivative liability of $7,600,000 for the year ended December 31, 2013.  This unrealized gain was caused by the decrease in the price per ounce of gold during 2013 which is used to value the derivative liability.  In addition to the unrealized gain on the derivative liability, the Company had a foreign exchange gain of $917,301 during the year ended December 31, 2013 compared to a gain of $68,113 during the year ended December 31, 2012 as a result of the impact on the Company’s US dollar cash balances of an increase in the value of the Canadian dollar compared to the US dollar.

The increase in other income was partially offset by a loss of $298,769 related to the other than temporary impairment of certain available-for-sale securities during the year ended December 31, 2013.  The available-for-sale securities were deemed to be other than temporarily impaired based on the fair market value of the securities combined with a continued lack of liquidity.  Income of $290,552 from mineral property earn-in was recognized during the year ended December 31, 2012 which was related to the Terra and Chisna properties transferred to Corvus Gold Inc. in 2010 compared to no mineral property earn-in income for the year ended December 31, 2013.  Interest income during the year ended December 31, 2013 was lower than during the year ended December 31, 2012 by approximately $80,000 due to lower cash balances in 2013.

Year ended December 31, 2012 compared to the Seven Months ended December 31, 2011

Due to the Company changing its fiscal year end to December 31 from May 31 during 2011, the Company’s results and activity may not be comparable between fiscal years ended December 31, 2012 and 2011.  The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2012 and the seven-month period ended December 31, 2011.

The Company had cash and cash equivalents of $30,170,905 at December 31, 2012 compared to $54,712,073 at December 31, 2011.  The Company incurred a net loss of $56,643,462 for the year ended December 31, 2012, compared to a net loss of $43,309,957 for the seven-month period ended December 31, 2011.

Share-based payment charges were $9,206,975 during the year ended December 31, 2012 compared to $7,645,269 for the seven-month period ended December 31, 2011.  The increase in share-based payment charges during the period was mainly the result of stock option grants to new employees and vesting of prior stock option grants.  The Company granted 6,380,000 options during the year ended December 31, 2012 compared to 2,700,000 options during the seven months ended December 31, 2011.

Share based payment charges were allocated as follows:

Expense category:	Year ended December 31, 2012	Seven months ended December 31, 2011
Consulting	$2,288,148	$1,503,919
Investor relations	167,009	71,043
Professional fees	395	18,945
Wages and benefits	6,751,423	6,051,362
	$9,206,975	$7,645,269

Mineral property exploration expenses for the year ended December 31, 2012 totaled $36,253,519 while the Company acquired $2,127,693 in mineral property assets.  During the seven-month period ended December 31, 2011 total mineral property exploration expenses were $32,550,518 and the Company acquired mineral property assets of $47,708,647.  Mineral property expenses during 2012 were comprised of costs related to drilling for geotechnical investigations, environmental baseline data gathering, field costs and engineering.  Similar exploration activities took place in 2011.

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

Excluding share-based payment charges of $6,751,423 and $6,051,362, respectively, wages and benefits for the year ended December 31, 2012 increased to $6,891,635 from $3,948,874 for the seven-month period ended December 31, 2011 as a result of certain severance payments along with increased personnel and hiring of new officers.

Excluding share-based payment charges of $2,288,148 and $1,503,919, respectively, consulting fees for the year ended December 31, 2012 increased to $1,022,277 from $307,085 for the seven-month period ended December 31, 2011 as a result of a consulting agreement with the former interim Chief Executive Officer and increased directors fees.

Insurance expense increased during the year ended December 31, 2012 as a result of additional Directors and Officers insurance with the hiring of new executives and appointment of new directors during 2011 and 2012.  Aside from the impact of share-based payment charges, most other expense categories reflected only moderate change period over period.

Other items amounted to a loss of $1,058,082 during the year ended December 31, 2012 compared to a gain of $2,815,860 in the seven-month period ended December 31, 2011.  The loss in 2012 resulted from the unrealized loss on revaluation of the derivative liability of $1,600,000 at December 31, 2012.  Offsetting the loss on derivative were interest income on cash and cash equivalents of $183,253 and income from mineral property facilitation agreements of $290,552.  During the seven-month period ended December 31, 2011, the Company had an unrealized gain on derivative liability of $2,300,000.  In addition, interest income totaled $592,038.  Interest income during the seven months ended December 31, 2011 was higher than during the year ended December 31, 2012 due to higher interest rates and cash balances in 2011.

Seven Months ended December 31, 2011 compared to the year ended May 31, 2011

Due to the Company changing its fiscal year end to December 31 from May 31 during 2011, the Company’s results and activity may not be comparable between the seven-month period ended December 31, 2011 and the fiscal year ended May 31, 2011.  The following discussion highlights certain selected financial information and changes in operations between the seven-month period ended December 31, 2011 and the year ended May 31, 2011.

The Company had cash and cash equivalents of $54,712,073 at December 31, 2011 compared to $114,766,876 at May 31, 2011.  The Company incurred a net loss of $43,309,957 for the seven-month period ended December 31, 2011, compared to a net loss of $48,459,785 for the year ended May 31, 2011.  Net loss for the year ended May 31, 2011 included loss from discontinued operations of $1,037,912 as discussed below.  Share-based payment charges were $7,645,269 during the seven-month period ended December 31, 2011 compared to $3,450,477 for the year ended May 31, 2011.  The increase in share-based payment charges during the period ended December 31, 2011 was mainly the result of increased stock option grants at a higher weighted average exercise price and vesting of prior stock option grants.  The Company granted 2,700,000 options during the period ended December 31, 2011 compared to 1,760,000 options during the year ended May 31, 2011.

Share based payment charges were allocated as follows:

Expense category:	Seven months ended December 31, 2011	Year ended May 31, 2011
Consulting	$1,503,919	$975,460
Investor relations	71,043	441,479
Professional fees	18,945	72,921
Wages and benefits	6,051,362	1,960,617
	$7,645,269	$3,450,477

During the seven-month period ended December 31, 2011 total mineral property exploration expenses were $32,550,518 and the Company acquired mineral property assets of $47,708,647.  Mineral property exploration expenses for the year ended May 31, 2011 totaled $37,749,156 while the Company acquired approximately $30,000 in mineral property assets.  Mineral property expenses during the period ended December 31, 2011 were comprised of costs related to drilling, environmental baseline data gathering, field costs and engineering.  During the year ended May 31, 2011 mineral property expenses were comprised of drilling, field costs, geological/geophysical, assay work and land maintenance in preparation for an anticipated pre-feasibility study.

Excluding share-based payment charges of $6,051,362 during the period ended December 31, 2011 and $1,960,617  during the year ended May 31, 2011, wages and benefits for the period ended December 31, 2011 increased to $3,948,874 from $3,506,836 during the year ended May 31, 2011 as a result of certain severance payments along with increased personnel and hiring of new officers during the period.

Excluding share-based payments, investor relations expense decreased to $252,348 during the period ended December 31, 2011 compared to $789,145 during the year ended May 31, 2011.  Additional expense in the year ended May 31, 2011 was incurred related to increased travelling and marketing related to the Company’s spin-out of the Corvus properties as discussed below.

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

The Company did not realize any gain or loss on the transfer of the Nevada and Other Alaska Business, which was comprised of a working capital contribution of $3,168,825 and the Nevada and Other Alaska Business assets and liabilities as at the effective date of the Arrangement.  Costs of the Arrangement, comprised principally of legal and regulatory expense, off-set by property facilitation payments and interest from payments made in connection with the Chisna spin-out property, amounted to a net expense of $148,940 and $496,638 during the fiscal years ended December 31, 2011 and May 31, 2011, respectively.

The Arrangement was approved by a favorable vote of ITH’s shareholders at a special meeting held on August 12, 2010.

The following table shows the results related to discontinued operations for the year ended May 31, 2011.

May 31, 2011
Consulting fees	255,159
Foreign exchange (gain) loss	(19,510)
Insurance	9,698
Investor relations	125,540
Mineral property exploration	140,888
Office	6,927
Other	9,508
Professional fees	39,122
Regulatory	3,664
Rent	5,091
Travel	5,401
Wages and benefits	456,424
Loss from discontinued operations	$1,037,912

The transfer of the assets is summarized in the table below:

August 25, 2010
Cash and cash equivalents	$1,128,158
Accounts receivable	187
Prepaid expenses	3,000
Mineral Properties	3,590,657
Accounts payable	(725,012)
Net assets transferred to Corvus	$3,996,990

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

As at December 31, 2013, the Company reported cash and cash equivalents of $13,925,601 compared to $30,170,905 at December 31, 2012.  The decrease of approximately $16.2 million resulted mainly from expenditures on the Livengood Gold Project for completion of the Feasibility Study.  The Company continues to utilize its cash resources to fund the Livengood Gold Project environmental activities required for preservation of baseline database and future permitting, feasibility study recommendations, including related mine planning and other project improvements, as well as corporate administrative requirements.

Investing activities during the year ended December 31, 2013 comprised solely the increase in restricted cash related to cash in escrow for land acquisitions closed during January 2014.  Investing activities during the year ended December 31, 2012 comprised primarily of mineral property acquisitions of $2,127,693.  Mineral property acquisitions during 2012 related to certain mining claims and related rights in the vicinity of the Livengood Gold Project.

The Company had no cash flows from financing activities during the year ended December 31, 2013.   Financing activities provided $29,214,249 during the year ended December 31, 2012 on the issuance of common shares through a non-brokered private placement.  During the third quarter of 2012, the Company closed a non-brokered private placement financing through the issuance of 11,384,719 common shares.  The shares were issued in two stages.  The first stage closed on August 3, 2012 and consisted of 9,458,308 common shares issued at C$2.60 per share for gross proceeds of $24,626,029.  The second stage of the offering closed on September 17, 2012 and consisted of 1,926,411 common shares issued at C$2.5955 per share for gross proceeds of $5,142,500. The Company paid a cash finder’s fee of 4% of gross proceeds in connection with C$10,000,000 of the total offering.  Total share issuance costs for this non-brokered private placement financing amounted to $554,280.

As at December 31, 2013, the Company had working capital of $12,699,227 compared to working capital of $27,676,797 at December 31, 2012.  The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete the non-discretionary activities at the Livengood Gold Project and its currently anticipated general and administrative costs, through the 2014 fiscal year and well into 2015.  To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the fiscal year ending December 31, 2014.  These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project.  The Company anticipates reducing its annual spending to approximately $8 million during fiscal year 2014 to maintain the environmental baseline activity, review opportunities, including those identified in the Feasibility Study and those subsequently developed by the Company, as well as perform required general and administrative duties.  As part of the Company’s reduced spending plan, ITH reduced its full-time staff by approximately 30% effective January 1, 2014.

The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with post-Feasibility Study activities at the Livengood Gold Project and the development of any mine that may be determined to be built at the Livengood Gold Project, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all.  In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts.  The Company’s review of its financing options includes pursuing a future strategic alliance to assist in further development, permitting and future construction costs.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets.  See “Risk Factors — We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.”  The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise.  Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at Livengood to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2014 fiscal year.

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

Contractual Obligations and Commitments

The following table discloses, as of December 31, 2013, the Company’s contractual obligations including anticipated mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2014	2015	2016	2017	2018	2019 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$14,800,000	$—	$—	$—	$14,800,000
Mineral Property Leases(2)	401,236	405,979	410,794	415,681	425,641	430,676	2,490,007
Mining Claim Government Fees	89,110	89,110	89,110	89,110	89,110	89,110	534,660
Office and Equipment Lease Obligations	226,727	78,597	—	—	—	—	305,324
Total	$717,073	$573,686	$15,299,904	$504,791	$514,751	$519,786	$18,129,991

(1)         The amount payable in December 2016 of $14,800,000 represents the fair value of the Company’s derivative liability as at December 31, 2013 and will be revalued at each subsequent reporting period.

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

The Company’s assessment of impairment related to its capitalized acquisition costs at December 31, 2013 was based on estimated undiscounted future cash flows expected to result from the use and eventual disposition of these assets.  The assessment took into account the Company’s expectation for the price of gold as well as the probability of achieving certain opportunities to enhance the economics of the Livengood Gold Project as set out in the Company’s Feasibility Study issued in September 2013.  Based on this assessment, no impairments were recorded at December 31, 2013.

Derivative

Derivative financial liabilities include the Company’s future contingent payment valued using estimated future gold prices.  Derivatives are initially recognized at their fair value on the date the derivative contract is entered into and are subsequently re-measured at their fair value at each reporting period with changes in the fair value recognized in profit and loss.

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity based compensation awards to be accounted for using the fair value method.  The Company uses the Black-Scholes option pricing model to determine the grant date fair value of the awards.  Compensation expense is measured at the grant date and recognized over the requisite service period, which is generally the vesting period.

Recently Issued Accounting Pronouncements

In July 2013, FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.  This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

The Company’s cash and cash equivalents consists of cash and cash equivalents held in bank accounts and short term deposit certificates or Guaranteed Investment Certificates with a major Canadian financial institutions that earn interest at variable interest rates.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values.

At December 31, 2013, the Company held a total of $12,626,938 cash equivalents which consist of interest saving accounts and Guaranteed Investment Certificates.

The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.  The Company’s sensitivity analysis suggests that a 0.5% change in interest rates would affect interest income by approximately $65,000.

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

As at December 31, 2013, USD amounts were converted at a rate of C$1 to US $0.9402.

Credit Risk

Concentration of credit risk exists with respect to the Company’s Canadian cash and cash equivalents as all amounts are held at two major Canadian financial institutions.  Credit risk with regard to cash held in the United States is mitigated as the amount held in the United States is only sufficient to cover short-term requirements.  With respect to receivables at December 31, 2013, the Company is not exposed to significant credit risk as the receivables are principally interest accruals.

Other Price Risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk.  The Company’s investment in marketable securities is exposed to such risk.  The Company’s derivative liability, which consists of a future contingent payment valued using estimated future gold prices, is also exposed to other price risk.  See Note 6 of the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The fair value of this liability will fluctuate with the average daily price of gold as well as with future projections for the average price of gold over the life of the obligation.  For every dollar change in the average daily price of gold, the value of the derivative liability will change by $23,148.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders of International Tower Hill Mines Ltd.

We have completed integrated audits of International Tower Hill Mines Ltd.’s December 31, 2013 and December 31, 2012 consolidated financial statements and its internal control over financial reporting as at December 31, 2013. Our opinions, based on our audits are presented below.

Report on the consolidated financial statements

We have audited the accompanying consolidated financial statements of International Tower Hill Mines Ltd., which comprise the consolidated balance sheets as at December 31, 2013 and December 31, 2012 and the consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flow for each of the two years in the period ended December 31, 2013 and cumulatively for the period from January 1, 2012 to December 31, 2013, and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

Management’s responsibility for the consolidated financial statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and for such internal control as management determines is necessary to enable the preparation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. Canadian generally accepted auditing standards also require that we comply with ethical requirements.

An audit involves performing procedures to obtain audit evidence, on a test basis, about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances. An audit also includes evaluating the appropriateness of accounting principles and policies used and the reasonableness of accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained in our audits is sufficient and appropriate to provide a basis for our audit opinion on the consolidated financial statements.

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of International Tower Hill Mines Ltd. as at December 31, 2013 and December 31, 2012 and its financial performance and its cash flows for each of the two years in the period ended December 31, 2013 and cumulatively for the period from January 1, 2012 to December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.

Other matters

We did not audit the cumulative statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the period from June 1, 1997 (date of inception) to December 31, 2011. These statements were audited by other auditors who expressed unqualified opinions on the cumulative amounts.

Report on internal control over financial reporting

We have also audited International Tower Hill Mines Ltd.’s internal control over financial reporting as at December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s responsibility for internal control over financial reporting

Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements’ Report on Internal Control over Financial Reporting.

Auditor’s responsibility

Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances.

We believe that our audit provides a reasonable basis for our audit opinion on the company’s internal control over financial reporting.

Definition of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Inherent limitations

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Opinion

In our opinion, International Tower Hill Mines Ltd. maintained, in all material respects, effective internal control over financial reporting as at December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, British Columbia
March 12, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders of

International Tower Hill Mines Ltd.

We have audited the accompanying consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows of International Tower Hill Mines Ltd. (the “Company”) for the period ended December 31, 2011 and for the period June 1, 1997 (date of inception) to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the results of International Tower Hill Mines Ltd. operations and their cash flows for the period ended December 31, 2011 and for the period June 1, 1997 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

As at December 31, 2013 and 2012

(Expressed in US Dollars)

	Note	December 31, 2013	December 31, 2012
ASSETS

Current assets
Cash and cash equivalents		$13,925,601	$30,170,905
Marketable securities		55,002	180,415
Accounts receivable		11,589	262,516
Advance to contractors		—	582,009
Prepaid expenses		200,731	228,221
Total current assets		14,192,923	31,424,066

Restricted cash		30,477	—
Property and equipment		67,913	89,714
Capitalized acquisition costs	4	55,173,564	55,173,564

Total assets		$69,464,877	$86,687,344

Current liabilities
Accounts payable		$42,469	$1,198,771
Accrued liabilities		1,451,227	2,548,498
Total current liabilities		1,493,696	3,747,269

Non-current liabilities
Derivative liability	6	14,800,000	22,400,000

Total liabilities		16,293,696	26,147,269

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 98,068,638 shares issued and outstanding at December 31, 2013 and 2012	8	236,401,096	236,401,096
Contributed surplus		32,153,864	28,589,591
Accumulated other comprehensive income		3,021,281	4,101,968
Deficit accumulated during the exploration stage		(218,405,060)	(208,552,580)

Total shareholders’ equity		53,171,181	60,540,075

Total liabilities and shareholders’ equity		$69,464,877	$86,687,344

Nature and continuance of operations (note 1)

Commitments (note 10)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2013 and 2012, the Seven-Month Period Ended December 31, 2011 and

the Year Ended May 31, 2011

(Expressed in US Dollars)

	Note	December 31, 2013	December 31, 2012	December 31, 2011	May 31, 2011	From Inception
Operating Expenses
Consulting fees		$1,344,578	$3,310,425	$1,811,004	$1,559,270	$14,968,635
Depreciation		21,800	31,660	21,830	42,081	265,631
Insurance		284,993	310,549	129,600	213,737	1,201,170
Investor relations		304,797	479,836	323,391	1,230,624	4,705,501
Mineral property exploration	4	8,188,995	36,253,519	32,550,518	37,749,156	152,218,044
Office		97,560	160,047	133,431	279,888	994,817
Other		52,518	73,145	25,257	147,398	1,787,033
Professional fees		467,510	613,056	651,000	651,078	3,569,895
Regulatory		125,019	174,542	134,084	186,818	1,079,717
Rent		226,477	251,835	144,935	166,535	1,077,465
Travel		196,811	283,708	200,531	208,736	1,391,067
Wages and benefits		6,863,713	13,643,058	10,000,236	5,467,453	45,274,271
Write-down of mineral properties		—	—	—	—	1,605,522

Total operating expenses		(18,174,771)	(55,585,380)	(46,125,817)	(47,902,774)	(230,138,768)

Other income (expense)
Gain on foreign exchange		917,301	68,113	72,762	90,918	1,239,926
Interest income		103,759	183,253	592,038	670,469	2,607,056
Income from mineral property earn-in		—	290,552	—	216,152	660,744
Impairment of available-for-sale securities		(298,769)	—	—	—	(298,769)
Spin-out cost	11	—	—	(148,940)	(496,638)	(775,249)
Unrealized (loss)/gain on derivative	6	7,600,000	(1,600,000)	2,300,000	—	8,300,000

Total other income (expense)		8,322,291	(1,058,082)	2,815,860	480,901	11,733,708

Loss from continuing operations		(9,852,480)	(56,643,462)	(43,309,957)	(47,421,873)	(218,405,060)
Loss from discontinued operations		—	—	—	(1,037,912)	(19,630,113)

Net loss for the period		(9,852,480)	(56,643,462)	(43,309,957)	(48,459,785)	(238,035,173)

Other comprehensive income (loss)
Unrealized (loss)/gain on marketable securities		(118,917)	(163,176)	(357,473)	172,164	(487,616)
Impairment of available-for-sale securities		298,769	—	—	—	298,769
Exchange difference on translating foreign operations		(1,260,539)	741,019	(3,644,910)	6,481,530	3,210,128
Total other comprehensive income (loss) for the period		(1,080,687)	577,843	(4,002,383)	6,653,694	3,021,281

Comprehensive loss for the period		$(10,933,167)	$(56,065,619)	$(47,312,340)	$(41,806,091)	$(235,013,892)

Basic and fully diluted net loss per share from continuing operations		$(0.10)	$(0.62)	$(0.50)	$(0.61)
Basic and fully diluted net loss per share from discontinued operations		$—	$—	$—	$(0.01)
Basic and fully diluted net loss per share		$(0.10)	$(0.62)	$(0.50)	$(0.62)

Weighted average number of shares outstanding		98,068,638	91,112,934	86,683,919	77,550,644

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Cumulative Period From Inception to December 31, 2013

(Expressed in US Dollars)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, at June 1, 1997	6,693,432	$2,141,309	$—	$—	$(1,420,902)	$720,407
Exchange difference on translating foreign operations	—	—	—	(69,021)	—	(69,021)
Net loss	—	—	—	—	(607,831)	(607,831)
Balance, May 31, 1998	6,693,432	2,141,309	—	(69,021)	(2,028,733)	43,555
Shares issued for debt settlement	235,418	62,376	—	—	—	62,376
Private placement	300,000	79,488	—	—	—	79,488
Exercise of warrants	300,000	79,488	—	—	—	79,488
Exchange difference on translating foreign operations	—	—	—	2,930	—	2,930
Net loss	—	—	—	—	(75,739)	(75,739)
Balance, May 31, 1999	7,528,850	2,362,661	—	(66,091)	(2,104,472)	192,098
Private placement	750,000	152,843	—	—	—	152,843
Exercise of warrants	250,000	50,947	—	—	—	50,947
Exchange difference on translating foreign operations	—	—	—	(11,103)	—	(11,103)
Net income	—	—	—	—	115,174	115,174
Balance, May 31, 2000	8,528,850	2,566,451	—	(77,194)	(1,989,298)	499,959
Exercise of warrants	483,333	95,729	—	—	—	95,729
Exchange difference on translating foreign operations	—	—	—	(12,447)	—	(12,447)
Net loss	—	—	—	—	(124,066)	(124,066)
Balance, May 31, 2001	9,012,183	2,662,180	—	(89,641)	(2,113,364)	459,175
Exchange difference on translating foreign operations	—	—	—	1,490	—	1,490
Net loss	—	—	—	—	(83,882)	(83,882)
Balance, May 31, 2002	9,012,183	2,662,180	—	(88,151)	(2,197,246)	376,783
Exchange difference on translating foreign operations	—	—	—	40,884	—	40,884
Net loss	—	—	—	—	(51,193)	(51,193)
Balance, May 31, 2003	9,012,183	2,662,180	—	(47,267)	(2,248,439)	366,474
Exchange difference on translating foreign operations	—	—	—	2,517	—	2,517
Net loss	—	—	—	—	(126,247)	(126,247)
Balance, May 31, 2004	9,012,183	2,662,180	—	(44,750)	(2,374,686)	242,744
Exchange difference on translating foreign operations	—	—	—	20,667	—	20,667
Net loss	—	—	—	—	(159,000)	(159,000)
Balance, May 31, 2005	9,012,183	$2,662,180	$—	$(24,083)	$(2,533,686)	$104,411

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (cont’d)

(Expressed in US Dollars)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, May 31, 2005	9,012,183	$2,662,180	$—	$(24,083)	$(2,533,686)	$104,411
Private placement	1,000,000	170,420	—	—	—	170,420
Exchange difference on translating foreign operations	—	—	—	17,977	—	17,977
Net loss	—	—	—	—	(108,900)	(108,900)
Balance, May 31, 2006	10,012,183	2,832,600	—	(6,106)	(2,642,586)	183,908
Private placement (brokered)	11,704,105	19,452,055	—	—	—	19,452,055
Private placement (non-brokered)	9,199,718	6,577,908	—	—	—	6,577,908
Agent’s commission	561,365	847,600	—	—	—	847,600
Agent’s compensation options	—	—	1,045,359	—	—	1,045,359
Shares issues for property acquisition	5,997,295	6,651,750	—	—	—	6,651,750
Exercise of warrants	420,751	456,460	—	—	—	456,460
Exercise of options	348,812	382,762	—	—	—	382,762
Stock based compensation	—	—	5,046,421	—	—	5,046,421
Reallocation from contributed surplus	—	217,813	(217,813)	—	—	—
Share issuance costs	—	(2,718,443)	—	—	—	(2,718,443)
Exchange difference on translating foreign operations	—	—	—	946,575	—	946,575
Net loss	—	—	—	—	(12,242,684)	(12,242,684)
Balance, May 31, 2007	38,244,229	34,700,505	5,873,967	940,469	(14,885,270)	26,629,671
Exercise of warrants	1,685,542	1,046,032	—	—	—	1,046,032
Exercise of options	14,121	15,495	—	—	—	15,495
Stock based compensation	—	—	367,957	—	—	367,957
Reallocation from contributed surplus	—	9,657	(9,657)	—	—	—
Share issuance costs	—	15,710	—	—	—	15,710
Exchange difference on translating foreign operations	—	—	—	1,889,868	—	1,889,868
Net loss	—	—	—	—	(11,801,240)	(11,801,240)
Balance, May 31, 2008	39,943,892	$35,787,399	$6,232,267	$2,830,337	$(26,686,510)	$18,163,493

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (cont’d)

(Expressed in US Dollars)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, May 31, 2008	39,943,892	$35,787,399	$6,232,267	$2,830,337	$(26,686,510)	$18,163,493
Private placement	4,200,000	8,225,700	—	—	—	8,225,700
Exercise of warrants	11,017,044	23,110,910	—	—	—	23,110,910
Exercise of options	792,037	1,715,816	—	—	—	1,715,816
Stock based compensation	—	—	3,576,425	—	—	3,576,425
Agents compensation warrants	—	—	250,092	—	—	250,092
Reallocation from contributed surplus	—	1,041,230	(1,041,230)	—	—	—
Shares issues for property acquisition	505,000	679,054	—	—	—	679,054
Share issuance costs	—	(1,017,639)	—	—	—	(1,017,639)
Unrealized loss on available-for-sale securities	—	—	—	(116,194)	—	(116,194)
Exchange difference on translating foreign operations	—	—	—	(385,265)	—	(385,265)
Net loss	—	—	—	—	(17,398,008)	(17,398,008)
Balance, May 31, 2009	56,457,973	69,542,470	9,017,554	2,328,878	(44,084,518)	36,804,384
Private placement	6,286,248	33,175,762	—	—	—	33,175,762
Exercise of warrants	245,901	568,285	—	—	—	568,285
Exercise of options	2,907,800	6,708,853	—	—	—	6,708,853
Stock based compensation	—	—	9,294,081	—	—	9,294,081
Reallocation from contributed surplus	—	5,519,172	(5,519,172)	—	—	—
Shares issued for property acquisition	220,000	760,672	—	—	—	760,672
Share issuance costs	—	(1,256,173)	—	—	—	(1,256,173)
Unrealized gain on available-for-sale securities	—	—	—	95,980	—	95,980
Exchange difference on translating foreign operations	—	—	—	(1,552,044)	—	(1,552,044)
Net loss	—	—	—	—	(35,684,971)	(35,684,971)
Balance, May 31, 2010	66,117,922	$115,019,041	$12,792,463	$872,814	$(79,769,489)	$48,914,829

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (cont’d)

(Expressed in US Dollars)

	Number of shares (old)	Share capital (old)	Number of shares (new)	Share capital (new)	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, May 31, 2010	66,117,922	$115,019,041	—	$—	$12,792,463	$872,814	$(79,769,489)	$48,914,829
Exercise of warrants	48,099	111,158	—	—	—	—	—	111,158
Exercise of options	1,062,200	2,584,246	—	—	—	—	—	2,584,246
Stock based compensation	—	—	—	—	3,730,684	—	—	3,730,684
Reallocation from contributed surplus	—	2,162,578	—	—	(2,162,578)	—	—	—
Share issuance costs	—	(8,323)	—	—	—	—	—	(8,323)
Transfer of Nevada and Other Alaska Business to Corvus	—	—	—	—	(23,627,103)	—	19,630,113	(3,996,990)
Working capital contribution to Corvus	—	—	—	—	(3,168,825)	—	—	(3,168,825)
Distribution of the common shares of Corvus to ITH shareholders as a return of capital	—	(26,795,928)	—	—	26,795,928	—	—	—
Exchange of old shares of ITH for new shares of ITH at a ratio of 1:1	(67,228,221)	(93,072,772)	67,228,221	93,072,772	—	—	—	—
Adjustment due to rounding	—	—	(107)	—	—	—	—	—
Private placement	—	—	17,505,805	109,190,595	—	—	—	109,190,595
Exercise of options	—	—	1,915,000	5,808,797	—	—	—	5,808,797
Stock based compensation	—	—	—	—	508,322	—	—	508,322
Reallocation of contributed surplus	—	—	—	3,037,959	(3,037,959)	—	—	—
Share issuance costs	—	—	—	(4,237,980)	—	—	—	(4,237,980)
Unrealized gain on available-for-sale securities	—	—	—	—	—	172,164	—	172,164
Exchange difference on translating foreign operations	—	—	—	—	—	6,481,530	—	6,481,530
Net loss	—	—	—	—	—	—	(48,459,785)	(48,459,785)
Balance, May 31, 2011	—	$—	86,648,919	$206,872,143	$11,830,932	$7,526,508	$(108,599,161)	$117,630,422

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (cont’d)

(Expressed in US Dollars)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, May 31, 2011	86,648,919	$206,872,143	$11,830,932	$7,526,508	$(108,599,161)	$117,630,422
Exercise of options	35,000	221,119	—	—	—	221,119
Stock based compensation	—	—	7,645,269	—	—	7,645,269
Reallocation from contributed surplus	—	93,585	(93,585)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	(357,473)	—	(357,473)
Exchange difference on translating foreign operations	—	—	—	(3,644,910)	—	(3,644,910)
Net loss	—	—	—	—	(43,309,957)	(43,309,957)
Balance, December 31, 2011	86,683,919	207,186,847	19,382,616	3,524,125	(151,909,118)	78,184,470
Private placement	11,384,719	29,768,529	—	—	—	29,768,529
Share issuance costs	—	(554,280)	—	—	—	(554,280)
Stock based compensation	—	—	9,206,975	—	—	9,206,975
Unrealized loss on available-for-sale securities	—	—	—	(163,176)	—	(163,176)
Exchange difference on translating foreign operations	—	—	—	741,019	—	741,019
Net loss	—	—	—	—	(56,643,462)	(56,643,462)
Balance, December 31, 2012	98,068,638	236,401,096	28,589,591	4,101,968	(208,552,580)	60,540,075
Private placement	—	—	—	—	—	—
Share issuance costs	—	—	—	—	—	—
Stock based compensation	—	—	3,564,273	—	—	3,564,273
Unrealized loss on available-for-sale securities	—	—	—	(118,917)	—	(118,917)
Impairment of available-for-sale securities	—	—	—	298,769	—	298,769
Exchange difference on translating foreign operations	—	—	—	(1,260,539)	—	(1,260,539)
Net loss	—	—	—	—	(9,852,480)	(9,852,480)
Balance, December 31, 2013	98,068,638	$236,401,096	$32,153,864	$3,021,281	$(218,405,060)	$53,171,181

  The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012, the Seven-Month Period Ended December 31, 2011 and

the Year Ended May 31, 2011

(Expressed in US Dollars)

	December 31, 2013	December 31, 2012	December 31, 2011	May 31, 2011	From Inception
Operating Activities
Loss for the period from continuing operations	$(9,852,480)	$(56,643,462)	$(43,309,957)	$(47,421,873)	$(218,405,060)
Add items not affecting cash:
Depreciation	21,800	31,660	21,830	42,081	265,631
Share-based payments	3,564,273	9,206,975	7,645,269	3,450,477	36,878,983
Unrealized (gain) loss on derivative liability	(7,600,000)	1,600,000	(2,300,000)	—	(8,300,000)
Spin-out recovery	—	—	—	(119,169)	(254,339)
Gain on foreign exchange	—	—	(72,762)	(90,918)	(254,512)
Impairment of available-for-sale securities	298,769	—	—	—	298,769
Write-down of advance to contractors	482,009	—	—	—	482,009
Write-down of mineral properties	—	—	—	—	1,605,522
Other	—	(42,017)	—	—	(285,323)
Changes in non-cash items:
Accounts receivable	393,437	174,537	(283,612)	(74,996)	121,224
Prepaid expenses	18,193	(42,512)	184,143	(108,188)	(346,295)
Advance to contractors	100,000	(102,009)	689,730	(274,639)	413,082
Accounts payable and accrued liabilities	(2,246,348)	(6,582,823)	6,801,773	2,254,754	1,492,735
Cash used in operating activities of continuing operations	(14,820,347)	(52,399,651)	(30,623,586)	(42,342,471)	(186,287,574)
Cash provided by (used in) operating activities of discontinued operations	—	—	—	401,805	(12,786,324)

Financing Activities
Issuance of share capital	—	29,768,529	221,119	117,694,796	251,751,411
Share issuance costs	—	(554,280)	—	(4,246,303)	(7,643,229)
Cash provided by financing activities of continuing operations	—	29,214,249	221,119	113,448,493	244,108,182
Cash used in financing activities of discontinued operations	—	—	—	(3,902,947)	(3,902,947)

Investing Activities
Proceeds from sale of available-for-sale securities	—	—	—	—	172,734
Change in restricted cash	(30,477)	—	—	—	(30,477)
Capitalized acquisition costs	—	(2,127,693)	(25,317,690)	(30,215)	(27,781,245)
Expenditures on property and equipment, net	—	3,635	(2,968)	(105,172)	(332,415)
Cash used in investing activities of continuing operations	(30,477)	(2,124,058)	(25,320,658)	(135,387)	(27,971,403)
Cash used in investing activities of discontinued operations	—	—	—	—	(312,593)

Effect of foreign exchange on cash of continuing operations	(1,394,480)	768,292	(4,331,678)	5,547,747	1,613,136
Effect of foreign exchange on cash of discontinued operations	—	—	—	101,608	(534,876)
(Decrease) increase in cash and cash equivalents	(16,245,304)	(24,541,168)	(60,054,803)	73,118,848	13,925,601
Cash and cash equivalents, beginning of period	30,170,905	54,712,073	114,766,876	41,648,028	—
Cash and cash equivalents, end of period	$13,925,601	$30,170,905	$54,712,073	$114,766,876	$13,925,601

Supplemental cash flow information (note 12)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

1.                                      GENERAL INFORMATION, NATURE AND CONTINUANCE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada.  The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.  International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC  (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation).  The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed.  At December 31, 2013, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

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

Significant estimates

•                  the fair value determination and inputs used in the valuation of the derivative liability.

Significant judgments

•                  the determination of functional currencies; and

•                  the analysis of resource calculations, drill results, labwork, etc. which can impact the Company’s assessment of impairments, and provisions, if any, for environmental rehabilitation and restoration.

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

The Company’s assessment of impairment related to its capitalized acquisition costs at December 31, 2013 was based on estimated undiscounted future cash flows expected to result from the use and eventual disposition of these assets.  The assessment took into account the Company’s expectation for the price of gold as well as the probability of achieving certain opportunities to enhance the economics of the Livengood Gold Project as set out in the Company’s Feasibility Study issued in September 2013.  Based on this assessment, no impairments were recorded at December 31, 2013.

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate and recorded at the time environmental disturbance occurs.  The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income.  The Company does not have any material provisions for environmental rehabilitation as of December 31, 2013.

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

Recently Issued Accounting Pronouncements

In July 2013, FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.  This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement.  The three levels of the fair value hierarchy are as follows:

•             Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities

•             Level 2 — Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,

•             Level 3 — Inputs that are not based on observable market data.

	Fair value as at December 31, 2013
	Level 1	Level 2
Financial assets:
Marketable securities	$55,002	$—
	$55,002	$—
Financial liabilities:
Derivative liability (note 6)	$—	$14,800,000
	$—	$14,800,000

	Fair value as at December 31, 2012
	Level 1	Level 2
Financial assets:
Marketable securities	$180,415	$—
	$180,415	$—
Financial liabilities:
Derivative liability (note 6)	$—	$22,400,000
	$—	$22,400,000

4.                                      CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2012	$55,173,564
Additions	—
Balance, December 31, 2013	$55,173,564

The Company’s restricted cash balance of $30,477 at December 31, 2013 represents cash in escrow related to land acquisitions closed during January 2014.

The following table presents costs incurred for exploration and evaluation activities for the years ended December 31, 2013 and 2012:

	Year ended December 31, 2013	Year ended December 31, 2012
Exploration costs:
Aircraft services	$68,577	$1,841,674
Assay	21,712	1,015,387
Drilling	451,286	9,138,130
Environmental	2,235,287	4,241,728
Equipment rental	344,063	1,536,794
Field costs	825,642	6,626,782
Geological/geophysical	3,367,799	10,958,255
Land maintenance & tenure	470,489	426,914
Legal	256,965	250,234
Surveying and mapping	95,638	145,967
Transportation and travel	51,537	71,654
Total expenditures for the period	$8,188,995	$36,253,519

Properties acquired from AngloGold, Alaska

Pursuant to an Asset Purchase and Sale and Indemnity Agreement dated June 30, 2006, as amended on July 26, 2007 (the “AngloGold Agreement”), among the Company, AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold”) and TH Alaska, the Company acquired all of AngloGold’s interest in a portfolio of seven mineral exploration projects in Alaska and referred to as the Livengood, Chisna, Gilles, Coffee Dome, West Pogo, Blackshell, and Caribou properties (the “Sale Properties”) in exchange for a cash payment of $50,000 on August 4, 2006, and the issuance of 5,997,295 common shares, representing approximately 19.99% of the Company’s issued shares following the closing of the acquisition and two private placement financings raising an aggregate of C$11,479,348.  AngloGold has the right to maintain its percentage equity interest in the Company, on an ongoing basis, provided that such right will terminate if AngloGold’s interest falls below 10% at any time after January 1, 2009.

As further consideration for the transfer of the Sale Properties, the Company granted to AngloGold a 90 day right of first offer with respect to the Sale Properties and any additional mineral properties in Alaska in which the Company acquires an interest and which interest the Company proposes to farm out or otherwise dispose of.  If AngloGold’s equity interest in the Company is reduced to less than 10%, then this right of first offer will terminate.  Details of the Livengood Property (being the only Sale Property still held by the Company — see Note 11) are as follows:

Livengood Property:

The Livengood property is located in the Tintina gold belt approximately 113 kilometers (70 miles) north of Fairbanks, Alaska.  The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)                                     a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development.  The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation.  A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease.   In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company in December 2011.  As of December 31, 2013 the Company has paid $1,326,363 from the inception of this lease.

b)                                     a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.   The lease

requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors.  The Company may purchase 1% of the royalty for $1,000,000.  As of December 31, 2013, the Company has paid $480,000 from the inception of this lease.

c)                                      a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid.  The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of 3% is payable to the lessors.  The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.  As of December 31, 2013, the Company has paid $95,000 from the inception of this lease.

d)                                     a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties).  An NSR production royalty of 2% is payable to the lessor.  The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.  As of December 31, 2013, the Company has paid $68,000 from the inception of this lease.

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

5.                                      ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012

Accrued liabilities	$540,486	$2,042,222
Accrued severance	719,375	219,915
Accrued salaries and benefits	191,366	286,361
Total accrued liabilities	$1,451,227	$2,548,498

Accrued liabilities at December 31, 2013 include accruals for general corporate costs and project costs of $115,020 and $425,466, respectively.  Accrued liabilities at December 31, 2012 include accruals for general corporate costs and project costs of $66,367 and $1,975,855, respectively.

6.                                      DERIVATIVE LIABILITY

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

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000.  The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price.  The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group.  The CME Group represents the merger of the Chicago Mercantile Exchange (CME), the Chicago Board of Trade (CBOT), the New York Mercantile Exchange (NYMEX) and its commodity exchange division, Commodity Exchange, Inc. (COMEX).  Using this forward curve, the Company estimated an Average Gold Price based on actual gold prices to December 31, 2013 and projected gold prices from December 31, 2013 to the end of the five year period in December 2016 of $1,360 per ounce of gold.

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Fair value	Average Gold Price/oz.

Derivative value at December 31, 2011	$20,800,000	$1,619
Unrealized (gain) loss for the year	1,600,000
Derivative value at December 31, 2012	22,400,000	$1,688
Unrealized (gain) loss for the year	(7,600,000)
Derivative value at December 31, 2013	$14,800,000	$1,360

7.                                      INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Loss from continuing operations before income taxes	$(9,852,480)	$(56,643,462)
Statutory Canadian corporate tax rate	25.00%	25.00%

Income tax recovery at statutory rates	$(2,463,120)	$(14,160,866)
Share-based payments	891,068	2,301,744
Unrecognized items for tax purposes	(1,634,335)	(131,503)
Difference in tax rates in other jurisdictions	(1,036,959)	(8,473,936)
Unrecognized amounts	4,243,346	20,464,561

Income tax recovery	$—	$—

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2013	December 31, 2012
Deferred income tax assets (liabilities):
Mineral properties	$57,243,322	$56,693,975
Derivative liability	(1,801,100)	(151,900)
Other	63,539	51,515
Share issue costs	409,503	732,798
Non-capital losses available for future periods	28,245,574	22,597,296

	84,160,838	79,923,684
Valuation allowance	(84,160,838)	(79,923,684)

Deferred income tax asset	$—	$—

At December 31, 2013, the Company has available net operating losses for Canadian income tax purposes of approximately $15,842,000 and net operating losses for US income tax purposes of approximately $55,956,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2025	$65,000	$—
2026	78,000	—
2027	907,000	1,252,000
2028	1,253,000	1,350,000
2029	2,074,000	2,600,000
2030	2,829,000	5,691,000
2031	4,180,000	14,730,000
2032	2,629,000	18,371,000
2033	1,827,000	11,962,000

	15,842,000	55,956,000

In addition, the Company has available mineral resource related expenditure pools for Canadian income tax purposes totalling approximately $2,628,000 which may be deducted against future taxable income in Canada on a discretionary basis.  The Company also has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $185,999,000 which may be deductible for US tax purposes.  Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

8.                                      SHARE CAPITAL

Authorized

500,000,000 common shares without par value.  At December 31, 2013 and 2012 there were 98,068,638 shares issued and outstanding.

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

Stock options

The Company has adopted an incentive stock option plan (the “2006 Plan”).  The essential elements of the 2006 Plan provide that the aggregate number of common shares of the Company’s capital stock that may be made issuable pursuant to options granted under the 2006 Plan may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options.  Options granted under the 2006 Plan will have a maximum term of ten years.  The exercise price of options granted under the 2006 Plan will not be less than the discounted market price of the common shares (defined as the last closing market price of the Company’s common shares immediately preceding the issuance of a news release announcing the granting of the options, less the maximum discount permitted under applicable stock exchange policies), or such other price as may be agreed to by the Company and accepted by the Toronto Stock Exchange.  Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors at the date of grant.  All options granted during the years ended December 31, 2013 and 2012 vest as to one-third on the date of grant, one-third on the first anniversary, and the balance on the second anniversary.

A summary of the status of the stock option plan as of December 31, 2013 and 2012 and changes during the periods is presented below:

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)

Balance, beginning of the period	8,570,000	$4.73	7,215,000	$7.48
Granted	613,000	$2.18	6,380,000	$3.26
Expired	(1,040,000)	$7.78	(4,050,000)	$7.16
Forfeited	(1,550,000)	$3.27	—	$—
Cancelled	(1,100,000)	$8.27	(975,000)	$5.42
Balance, end of the period	5,493,000	$3.57	8,570,000	$4.73

The weighted average remaining life of options outstanding at December 31, 2013 was 3.6 years.

Stock options outstanding are as follows:

	December 31, 2013			December 31, 2012
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
January 10, 2013	—	—	—	$9.15	190,000	190,000
July 28, 2013	—	—	—	$7.47	950,000	950,000
May 9, 2016	—	—	—	$8.35	1,000,000	666,666
August 23, 2016	$8.07	600,000	600,000	$8.07	600,000	400,000
November 15, 2016	—	—	—	$5.64	100,000	66,666
January 9, 2017	$4.60	30,000	20,000	$4.60	30,000	10,000
August 24, 2017	$3.17	3,350,000	2,233,322	$3.17	4,700,000	1,566,655
September 19, 2017	$2.91	1,000,000	666,666	$2.91	1,000,000	333,333
March 14, 2018	$2.18	513,000	170,995	—	—	—
		5,493,000	3,690,983		8,570,000	4,183,320

A summary of the non-vested options as of December 31, 2013 and 2012 and changes during the fiscal years ended  December 31, 2013 and 2012 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2011	1,232,918	$4.97
Granted	6,380,000	$1.68
Vested	(3,226,238)	$2.43
Outstanding at December 31, 2012	4,386,680	$2.05
Granted	613,000	$0.50
Vested	(2,547,660)	$2.27
Forfeited	(650,003)	$1.57
Outstanding at December 31, 2013	1,802,017	$1.38

At December 31, 2013 there was unrecognized compensation expense of C$822,458 related to non-vested options outstanding.  The cost is expected to be recognized over a weighted-average remaining period of approximately 0.68 years.

Share-based payments

During the year ended December 31, 2013, the Company granted 613,000 stock options with a fair value of C$304,585, calculated using the Black-Scholes option pricing model.  The Company recognized share-based payment expense of $3,564,273 during the year ended December 31, 2013 (year ended December 31, 2012 — $9,206,975; seven months ended December 31, 2011 - $7,645,269; year ended May 31, 2011 — $3,450,477).

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	Year ended December 31, 2013	Year ended December 31, 2012

Expected life of options	4 years	4 years
Risk-free interest rate	1.29%	1.32%
Expected volatility	59.48%	67.68%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$2.18	$3.26

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

9.                                      SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties.  The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2013
Capitalized acquisition costs	$—	$55,173,564	$55,173,564
Restricted cash	—	30,477	30,477
Property and equipment	11,994	55,919	67,913
Current assets	13,289,752	903,171	14,192,923
Total assets	$13,301,746	$56,163,131	$69,464,877

December 31, 2012
Capitalized acquisition costs	$—	$55,173,564	$55,173,564
Property and equipment	14,317	75,397	89,714
Current assets	29,046,485	2,377,581	31,424,066
Total assets	$29,060,802	$57,626,542	$86,687,344

	Year ended December 31, 2013	Year ended December 31, 2012	Seven months ended December 31, 2011	Year ended May 31, 2011

Net loss from continuing operations for the period — Canada	$(4,216,835)	$(10,589,464)	$(8,145,704)	$(4,682,363)
Net loss from continuing operations for the period - United States	(5,635,645)	(46,053,998)	(35,164,253)	(42,739,510)
Net loss from discontinued operations for the period — Canada	—	—	—	(811,232)
Net loss from discontinued operations for the period - United States	—	—	—	(226,680)
Net loss for the period	$(9,852,480)	$(56,643,462)	$(43,309,957)	$(48,459,785)

10.                               COMMITMENTS

The following table discloses, as of December 31, 2013, the Company’s contractual obligations including anticipated mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2014	2015	2016	2017	2018	2019 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$14,800,000	$—	$—	$—	$14,800,000
Mineral Property Leases(2)	401,236	405,979	410,794	415,681	425,641	430,676	2,490,007
Mining Claim Government Fees	89,110	89,110	89,110	89,110	89,110	89,110	534,660
Office and Equipment Lease Obligations	226,727	78,597	—	—	—	—	305,324
Total	$717,073	$573,686	$15,299,904	$504,791	$514,751	$519,786	$18,129,991

(1)         The amount payable in December 2016 of $14,800,000 represents the fair value of the Company’s derivative liability as at December 31, 2013 and will be revalued at each subsequent reporting period.  See note 6.

(2)         Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company.  Does not include potential royalties that may be payable (other than annual minimum royalty payments).  See note 4.

11.                               DISCONTINUED OPERATIONS AND TRANSFER OF EXPLORATION AND EVALUATION ASSETS

On August 26, 2010, the Company completed a Plan of Arrangement (the “Arrangement”) under the British Columbia Business Corporation Act pursuant to which it indirectly transferred all of its existing Alaska assets (other than the Livengood Gold Project and associated assets), being the Chisna, West Pogo, Terra and LMS properties and related assets, and its Nevada assets, being the North Bullfrog property and related assets (collectively, the “Nevada and Other Alaska Business”) to a new public company, Corvus Gold Inc. (“Corvus”).  Under the Arrangement, each shareholder of ITH received (as a return of capital) one Corvus common share for every two ITH common shares held as at the effective date of the Arrangement and exchanged each old common share of ITH for a new common share of ITH.  As part of the Arrangement, ITH transferred its wholly-owned subsidiaries, Raven Gold Alaska Inc. (“Raven Gold”), incorporated in Alaska, United States, and Corvus Gold Nevada Inc. (formerly “Talon Gold Nevada Inc.”), incorporated in Nevada, United States (which held the North Bullfrog property) to Corvus.  As a consequence of the completion of the Arrangement, Corvus now holds the Terra, Chisna, LMS, West Pogo and North Bullfrog properties (the “Spin-out Properties”).

The Company did not realize any gain or loss on the transfer of the Nevada and Other Alaska Business, which was comprised of a working capital contribution of $3,168,825 and the other Nevada and Other Alaska Business assets and liabilities as at the effective date of the Arrangement.  Costs of the Arrangement, comprised principally of tax, legal and regulatory expenses, amounted to $148,940 and $496,638 during the fiscal years ended December 31, 2011 and May 31, 2011, respectively.

The Arrangement was approved by a favorable vote of ITH’s shareholders at a special meeting held on August 12, 2010.

The Company has accounted for the financial results associated with the Nevada and Other Alaska Business up to the date of the Arrangement as discontinued operations in these consolidated financial statements and has reclassified the related amounts for the prior years.

The following table shows the results related to discontinued operations for the year ended May 31, 2011.

May 31, 2011
Consulting fees	$255,159
Foreign exchange (gain) loss	(19,510)
Insurance	9,698
Investor relations	125,540
Mineral property exploration	140,888
Office	6,927
Other	9,508
Professional fees	39,122
Regulatory	3,664
Rent	5,091
Travel	5,401
Wages and benefits	456,424
$1,037,912

The transfer of the assets is summarized in the table below:

August 25, 2010

Cash and cash equivalents	$1,128,158
Accounts receivable	187
Prepaid expenses	3,000
Capitalized acquisition costs	3,590,657
Accounts payable	(725,012)
Net assets transferred to Corvus	$3,996,990

12.                               SUPPLEMENTAL CASH FLOW INFORMATION

	December 31, 2013	December 31, 2012	December 31, 2011	May 31, 2011

Income taxes paid	$—	$150,607	$—	$—

Non-cash investing and financing transactions — continuing operations:
Derivative liability included in capitalized acquisition costs	$—	$—	$23,100,000	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2013, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective in ensuring that: information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2013.  In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control — Integrated Framework (1992). Based on this evaluation under the framework in Internal Control — Integrated Framework (1992), management concluded that internal control over financial reporting was effective as of December 31, 2013.

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

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  PricewaterhouseCoopers LLP’s report on the Company’s internal control over financial reporting is included as part of Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2013 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2013 (the “2014 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2014 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2014 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2014 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2014 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

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

International Tower Hill Mines Ltd.

By:	/s/ Thomas E. Irwin
Thomas E. Irwin
President and Chief Executive Officer

Date: March 12, 2014

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas E. Irwin and Tom S. Q. Yip, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas E. Irwin	By:	/s/ Mark R. Hamilton
	Thomas E. Irwin		Mark R. Hamilton
	President and Chief Executive Officer		Director
(Principal Executive Officer)
Date: March 12, 2014		Date: March 12, 2014

By:	/s/ Tom S. Q. Yip	By:	/s/ Stephen A. Lang
	Tom S. Q. Yip		Stephen A. Lang
	Chief Financial Officer (Principal Financial		Director
Officer and Principal Accounting Officer)
Date: March 12, 2014		Date: March 12, 2014

By:	/s/ Anton J. Drescher	By:	/s/ Thomas Weng
	Anton J. Drescher		Thomas Weng
	Director		Director

Date: March 12, 2014		Date: March 12, 2014

By:	/s/ John J. Ellis
John J. Ellis
Director

Date: March 12, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of the Company, as amended on June 11, 2013 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on July 31, 2013 and incorporated herein by reference)

4.1	Form of Common Share Certificate (filed as Exhibit 1 to the Company’s Form 8-A on August 2, 2007 and incorporated herein by reference)

4.2

Amended and Restated Shareholder Rights Plan Agreement, dated September 19, 2012, between International Tower Hill Mines Ltd. and Computershare Investor Services Inc., as rights agent (filed as Exhibit 4.2 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.1

Asset Purchase and Sale and Indemnity Agreement, dated June 30, 2006 among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc. and International Tower Hill Mines Ltd. (filed as Exhibit 2 to the Company’s Form 20-F on December 29, 2006 and incorporated herein by reference)

10.2

First Amending Agreement, dated July 26, 2006, among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc. and International Tower Hill Mines Ltd. (filed as Exhibit 3 to the Company’s Form 20-F on December 29, 2006 and incorporated herein by reference)

10.3

Indemnity and Pre-Emptive Rights Agreement, dated August 4, 2006, among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc., and International Tower Hill Mines Ltd. (filed as Exhibit 1 to the Company’s Form 20-F/A on December 29, 2006 and incorporated herein by reference)

10.4

Mining Lease with Option to Purchase, dated January 18, 2007, between Talon Gold Alaska Inc. and Bernard E. Griffin, Donna Griffin, Larry Kilgore, Sherry Gerbi, Jerry Griffin, Tim Miller, Lynne Miller, Robert and Marcia Miller (filed as Exhibit 11 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.5	Mining Lease, dated March 28, 2007, between Ronald Tucker and Talon Gold Alaska, Inc. (filed as Exhibit 14 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.6**

Upland Mining Lease, effective July 1, 2004, between the Alaska Mental Health Trust Authority and Tower Hill Mines, Inc. (as successor to AngloGold (U.S.A.)) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A on December 10, 2013 and incorporated herein by reference)

10.7

Addendum No. 2 to Upland Mining Lease, effective July 1, 2007, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.8

Addendum No. 3 to Upland Mining Lease, effective January 1, 2010, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.9

Addendum No. 4 to Upland Mining Lease, effective June 27, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.10**

Addendum No. 5 to Upland Mining Lease, effective June 30, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.11

Stock and Asset Purchase Agreement, dated December 13, 2011, among Tower Hill Mines, Inc., Alaska/Nevada Gold Mines, Ltd., Heflinger Mining & Equipment Company, and Carl Heflinger, and Fred Heflinger (filed as Exhibit 99.1 to the Company’s Form 6-K on March 26, 2012 and incorporated herein by reference)

10.12

Lease Amendment, Option Exercise, and Purchase and Sale Agreement, dated December 13, 2011, among Karl Hanneman, VMC Revocable Trust, and Tower Hill Mines, Inc. (filed as Exhibit 99.2 to the Company’s Form 6-K on March 26, 2012, and incorporated herein by reference)

10.13

Form of Subscription Agreement with attached Schedule of Subscribers Who Have Executed a Subscription Agreement (filed as Exhibit 10.8 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.14*	2006 Stock Option Plan, as amended September 19, 2012 (filed as Exhibit 10.9 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.15*	Form of Stock Option Agreement for use under the 2006 Stock Option Plan (filed as Exhibit 10.10 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.16*	Employment Agreement, dated March 11, 2013, between Tom S.Q. Yip and the Company (filed as Exhibit 10.11 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.17*	Employment Agreement, dated September 19, 2012, between Donald C. Ewigleben and the Company (filed as Exhibit 10.11 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.18*	Separation Agreement, dated December 31, 2013, between Donald C. Ewigleben and the Company

10.19*	Consulting Agreement, dated January 3, 2014, between Donald C. Ewigleben and the Company

10.20*	Employment Agreement, dated March 11, 2013, between Thomas E. Irwin and the Company (filed as Exhibit 10.13 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Crowe MacKay LLP

23.3	Consent of Samuel Engineering, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013 and 2012, the Seven-Month Period Ended December 31, 2011 and the Year Ended May 31, 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Cumulative Period From Inception to December 31, 2013, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012, the Seven-Month Period Ended December 31, 2011 and the Year Ended May 31, 2011, and (v) the Notes to the Consolidated Financial Statements.

*                                         Management contract or compensatory plan or arrangement

**                                  Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text).  This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.