Form 10-Q
period 2014-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2014-05-07
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300-1177 West Hastings Street Vancouver, British Columbia, Canada, V6E 2K3 (Address of Principal Executive Offices)	V6E 2K3 (Zip code)

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

As of May 5, 2014, the registrant had 98,068,638 Common Shares outstanding.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future.  Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved.  These forward looking statements may include, but are not limited to, statements concerning:

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2014 and December 31, 2013

(Expressed in US Dollars - Unaudited)

	Note	March 31, 2014	December 31, 2013
ASSETS

Current
Cash and cash equivalents		$11,379,547	$13,925,601
Marketable securities		52,925	55,002
Accounts receivable		32,562	11,589
Prepaid expenses		179,200	200,731
Total current assets		11,644,234	14,192,923

Restricted cash		—	30,477
Property and equipment		63,968	67,913
Capitalized acquisition costs	4	55,204,041	55,173,564

Total assets		$66,912,243	$69,464,877

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$309,669	$42,469
Accrued liabilities		473,659	1,451,227
Total current liabilities		783,328	1,493,696

Non-current liabilities
Derivative liability	6	16,300,000	14,800,000

Total liabilities		17,083,328	16,293,696

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 98,068,638 shares issued and outstanding at March 31, 2014 and December 31, 2013	7	236,401,096	236,401,096
Contributed surplus		32,772,446	32,153,864
Accumulated other comprehensive income		2,570,752	3,021,281
Deficit accumulated during the exploration stage		(221,915,379)	(218,405,060)

Total shareholders’ equity		49,828,915	53,171,181

Total liabilities and shareholders’ equity		$66,912,243	$69,464,877

Nature and continuance of operations (note 1)

Commitments (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2014 and 2013

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2014	March 31, 2013	From Inception

Operating expenses
Consulting fees		$(10,391)	$639,003	$14,958,244
Depreciation		3,945	5,463	269,576
Insurance		62,632	69,422	1,263,802
Investor relations		90,690	129,381	4,796,191
Mineral property exploration	4	615,162	2,794,435	152,833,206
Office		21,781	27,097	1,016,598
Other		9,117	16,354	1,796,150
Professional fees		146,396	184,027	3,716,291
Regulatory		34,255	100,122	1,113,972
Rent		49,456	60,010	1,126,921
Travel		39,551	93,062	1,430,618
Wages and benefits		1,248,655	1,876,964	46,522,926
Write-down of mineral properties		—	—	1,605,522

Total operating expenses		(2,311,249)	(5,995,340)	(232,450,017)

Other income (expenses)
Gain (loss) on foreign exchange		284,129	397,829	1,524,055
Interest income		16,801	34,229	2,623,857
Income from mineral property earn-in		—	—	660,744
Impairment of available-for-sale securities		—	—	(298,769)
Spin-out cost		—	—	(775,249)
Unrealized gain/(loss) on derivative	6	(1,500,000)	1,500,000	6,800,000

Total other income (expense)		(1,199,070)	1,932,058	10,534,638
Loss from continuing operations		(3,510,319)	(4,063,282)	(221,915,379)
Loss from discontinued operations		—	—	(19,630,113)

Net loss for the period		(3,510,319)	(4,063,282)	(241,545,492)

Other comprehensive income (loss)
Unrealized loss on marketable securities		—	(50,577)	(487,616)
Impairment of available-for-sale securities		—	—	298,769
Exchange difference on translating foreign operations		(450,529)	(504,149)	2,759,599

Total other comprehensive income (loss) for the period		(450,529)	(554,726)	2,570,752

Comprehensive loss for the period		$(3,960,848)	$(4,618,008)	$(238,974,740)

Basic and fully diluted loss per share		$(0.04)	$(0.04)

Weighted average number of shares outstanding		98,068,638	98,068,638

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014 and 2013

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2012	98,068,638	$236,401,096	$28,589,591	$4,101,968	$(208,552,580)	$60,540,075
Stock based compensation	—	—	1,578,028	—	—	1,578,028
Unrealized loss on available-for-sale securities	—	—	—	(50,577)	—	(50,577)
Exchange difference on translating foreign operations	—	—	—	(504,149)	—	(504,149)
Net loss	—	—	—	—	(4,063,282)	(4,063,282)
Balance, March 31, 2013	98,068,638	236,401,096	30,167,619	3,547,242	(212,615,862)	57,500,095
Stock based compensation	—	—	1,986,245	—	—	1,986,245
Unrealized loss on available-for-sale securities	—	—	—	(68,340)	—	(68,340)
Impairment of available-for-sale-securities	—	—	—	298,769	—	298,769
Exchange difference on translating foreign operations	—	—	—	(756,390)	—	(756,390)
Net loss	—	—	—	—	(5,789,198)	(5,789,198)
Balance, December 31, 2013	98,068,638	236,401,096	32,153,864	3,021,281	(218,405,060)	53,171,181
Stock based compensation	—	—	618,582	—	—	618,582
Exchange difference on translating foreign operations	—	—	—	(450,529)	—	(450,529)
Net loss	—	—	—	—	(3,510,319)	(3,510,319)
Balance, March 31, 2014	98,068,638	$236,401,096	$32,772,446	$2,570,752	$(221,915,379)	$49,828,915

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013	From Inception
Operating Activities
Loss for the period from continuing operations	$(3,510,319)	$(4,063,282)	$(221,915,379)
Add items not affecting cash:
Depreciation	3,945	5,463	269,576
Stock based compensation	618,582	1,578,028	37,497,565
Unrealized (gain) loss on derivative liability	1,500,000	(1,500,000)	(6,800,000)
Spin-out recovery	—	—	(254,339)
Gain on foreign exchange	—	—	(254,512)
Impairment of available-for-sale securities	—	—	298,769
Write-down of advance to contractors	—	—	482,009
Write-down of mineral properties	—	—	1,605,522
Other	—	—	(285,323)
Changes in non-cash items:
Accounts receivable	21,775	226,082	142,999
Prepaid expenses	17,436	110,346	(328,859)
Advance to contractors	—	68,000	413,082
Accounts payable and accrued liabilities	(706,105)	(1,369,439)	786,630
Cash used in operating activities of continuing operations	(2,054,686)	(4,944,802)	(188,342,260)
Cash used in operating activities of discontinued operations	—	—	(12,786,324)

Financing Activities
Issuance of share capital	—	—	251,751,411
Share issuance costs	—	—	(7,643,229)
Cash provided by financing activities of continuing operations	—	—	244,108,182
Cash used in financing activities of discontinued operations	—	—	(3,902,947)

Investing Activities
Proceeds from sale of available-for-sale-securities	—	—	172,734
Change in restricted cash	30,477	—	—
Capitalized acquisition costs	(30,477)	—	(27,811,722)
Expenditures on property and equipment, net	—	—	(332,415)
Cash used in investing activities of continuing operations	—	—	(27,971,403)
Cash used in investing activities of discontinued operations	—	—	(312,593)

Effect of foreign exchange on cash of continuing operations	(491,368)	(550,323)	1,121,768
Effect of foreign exchange on cash of discontinued operations	—	—	(534,876)
(Decrease) increase in cash and cash equivalents	(2,546,054)	(5,495,125)	11,379,547
Cash and cash equivalents, beginning of the period	13,925,601	30,170,905	—

Cash and cash equivalents, end of the period	$11,379,547	$24,675,780	$11,379,547

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2014 and 2013

(Expressed in US dollars — Unaudited)

1.                                      GENERAL INFORMATION, NATURE AND CONTINUANCE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada.  The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.  International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation).  The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed.  At March 31, 2014, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

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

2.             BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 as filed in our Annual Report on Form 10-K.  In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2014 and the results of its operations for the three months then ended.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The 2013 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Three Months Ended March 31, 2014 and 2013

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

•             Level 2 — Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

•             Level 3 — Inputs that are not based on observable market data.

	Fair value as at March 31, 2014
	Level 1	Level 2
Financial assets:
Marketable securities	$52,925	$—
Total	$52,925	$—
Financial liabilities:
Derivative liability (note 6)	$—	$16,300,000
Total	$—	$16,300,000

	Fair value as at December 31, 2013
	Level 1	Level 2
Financial assets:
Marketable securities	$55,002	$—
Total	$55,002	$—
Financial liabilities:
Derivative liability (note 6)	$—	$14,800,000
Total	$—	$14,800,000

4.                                      CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2013	$55,173,564
Acquisition costs	30,477
Balance, March 31, 2014	$55,204,041

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2014 and 2013

(Expressed in US dollars — Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the three months ended March 31, 2014 and March 31, 2013:

	March 31, 2014	March 31, 2013
Exploration costs:
Aircraft services	$—	$4,760
Assay	600	9,724
Drilling	20,990	(28,714)
Environmental	363,474	830,584
Equipment rental	16,836	68,780
Field costs	69,103	283,500
Geological/geophysical	1,500	1,510,737
Land maintenance & tenure	36,330	15,050
Legal	86,716	78,869
Surveying and mapping	10,321	—
Transportation and travel	9,292	21,145
Total expenditures for the period	$615,162	$2,794,435

Livengood Gold Project Property

The Livengood Gold Project property is located in the Tintina gold belt approximately 113 kilometers (70 miles) northwest of Fairbanks, Alaska.  The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)                                     a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development.  The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation.  A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease.  In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc.in December 2011.  As of March 31, 2014 the Company has paid $1,326,363 from the inception of this lease.

b)                                     a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors.  The Company may purchase 1% of the royalty for $1,000,000.  As of March 31, 2014, the Company has paid $480,000 from the inception of this lease.

c)                                      a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid.  The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of 3% is payable to the lessors.  The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2014 and 2013

(Expressed in US dollars — Unaudited)

is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.  As of March 31, 2014, the Company has paid $115,000 from the inception of this lease.

d)                                     a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties).  An NSR production royalty of 2% is payable to the lessor.  The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.  As of March 31, 2014, the Company has paid $83,000 from the inception of this lease.

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

5.                                      ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013

Accrued liabilities	$226,367	$540,486
Accrued severance	110,671	719,375
Accrued salaries and benefits	136,621	191,366
Total accrued liabilities	$473,659	$1,451,227

Accrued liabilities at March 31, 2014 include accruals for general corporate costs and project costs of $84,885 and $141,482, respectively.  Accrued liabilities at December 31, 2013 include accruals for general corporate costs and project costs of $115,020 and $425,466, respectively.

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

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000.  The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price.  The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group.  The CME Group represents the merger of the Chicago Mercantile Exchange (CME), the Chicago Board of Trade (CBOT), the New York Mercantile Exchange (NYMEX) and its commodity exchange division, Commodity Exchange, Inc. (COMEX).  Using this forward curve, the Company estimated an Average Gold Price based on

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2014 and 2013

(Expressed in US dollars — Unaudited)

actual gold prices to March 31, 2014 and projected gold prices from March 31, 2014 to the end of the five year period in December 2016 of $1,423 per ounce of gold.

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Total	Average Gold Price ($/oz.)
Derivative value at December 31, 2013	$14,800,000	$1,360
Unrealized loss for the period	1,500,000
Derivative value at March 31, 2014	$16,300,000	$1,423

7.                                      SHARE CAPITAL

Authorized

500,000,000 common shares without par value.  At March 31, 2014 and December 31, 2013 there were 98,068,638 shares issued and outstanding.

Share issuances

There were no share issuances during the three months ended March 31, 2014.

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

During the three months ended March 31, 2014, the Company granted incentive stock options to certain officers, employees and consultants of the Company to purchase a total of 2,480,000 common shares in the capital stock of the Company.  The options will vest as to one-third on the grant date, one-third on the first anniversary and one-third on the second anniversary.  The following table presents the options granted by the Company during the three months ended March 31, 2014:

Options Granted During the Three Months Ended March 31, 2014
Grant Date	Expiry Date	Number of Options	Exercise Price (C$)
February 25, 2014	February 25, 2022	1,360,000	$1.11
February 25, 2014	February 25, 2022	690,000	$0.73
March 10, 2014	March 10, 2022	430,000	$1.11

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2014 and 2013

(Expressed in US dollars — Unaudited)

A summary of the status of the stock option plan as of March 31, 2014, and December 31, 2013 and changes is presented below:

	Three Months Ended		Year Ended
	March 31, 2014		December 31, 2013
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)
Balance, beginning of the period	5,493,000	$3.57	8,570,000	$4.73
Granted	2,480,000	$1.00	613,000	$2.18
Expired	—	$—	(1,040,000)	$7.78
Forfeited	(600,000)	$3.17	(1,550,000)	$3.27
Cancelled	(1,519,000)	$2.97	(1,100,000)	$8.27
Balance, end of the period	5,854,000	$2.68	5,493,000	$3.57

The weighted average remaining life of options outstanding at March 31, 2014 was 5.25 years.

Stock options outstanding are as follows:

	March 31, 2014			December 31, 2013
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 23, 2016	$8.07	600,000	600,000	$8.07	600,000	600,000
January 9, 2017	$4.60	30,000	30,000	$4.60	30,000	20,000
August 24, 2017	$3.17	2,275,000	1,516,658	$3.17	3,350,000	2,233,322
September 19, 2017	—	—	—	$2.91	1,000,000	666,666
March 14, 2018	$2.18	469,000	312,660	$2.18	513,000	170,995
February 25, 2022	$1.11	1,360,000	453,333	—	—	—
February 25, 2022	$0.73	690,000	230,000	—	—	—
March 10, 2022	$1.11	430,000	143,333	—	—	—
		5,854,000	3,285,984		5,493,000	3,690,983

A summary of the non-vested options as of March 31, 2014 and changes during the three months ended March 31, 2014 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2013	1,802,017	$1.38
Granted	2,480,000	$0.49
Forfeited	(200,001)	$1.61
Vested	(1,514,000)	$0.84
Outstanding at March 31, 2014	2,568,016	$0.82

At March 31, 2014 there was unrecognized compensation expense of C$1,042,160 related to non-vested options outstanding.  The cost is expected to be recognized over a weighted-average remaining period of approximately 1.2 years.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2014 and 2013

(Expressed in US dollars — Unaudited)

Share-based payments

During the three month period ended March 31, 2014, the Company granted 2,480,000 stock options with a fair value of C$1,224,537, calculated using the Black-Scholes option pricing model.  Share-based payment charges for the three months ended March 31, 2014 totaled $618,582.

During the three month period ended March 31, 2013, the Company granted 613,000 stock options with a fair value of C$304,585, calculated using the Black-Scholes option pricing model.  Share-based payment charges for the three months ended March 31, 2013 totaled $1,578,028.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	March 31, 2014	December 31, 2013
Expected life of options	6 years	4 years
Risk-free interest rate	1.83%	1.29%
Annualized volatility	81.02%	59.48%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$1.00	$2.18

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

8.                                      SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties.  The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2014
Capitalized acquisition costs	$—	$55,204,041	$55,204,041
Property and equipment	11,615	52,353	63,968
Current assets	10,768,470	875,764	11,644,234
Total assets	$10,780,085	$56,132,158	$66,912,243
December 31, 2013
Capitalized acquisition costs	$—	$55,173,564	$55,173,564
Restricted cash	—	30,477	30,477
Property and equipment	11,994	55,919	67,913
Current assets	13,289,752	903,171	14,192,923
Total assets	$13,301,746	$56,163,131	$69,464,877

Three months ended	March 31, 2014	March 31, 2013
Net loss for the period — Canada	$(669,051)	$(1,656,129)
Net loss for the period - United States	(2,841,268)	(2,407,153)
Net loss for the period	$(3,510,319)	$(4,063,282)

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2014 and 2013

(Expressed in US dollars — Unaudited)

9.                                      COMMITMENTS

The following table discloses, as of March 31, 2014, the Company’s contractual obligations including anticipated mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2014	2015	2016	2017	2018	2019 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$16,300,000	$—	$—	$—	$16,300,000
Mineral Property Leases(2)	366,236	405,979	410,794	415,681	425,641	430,676	2,455,007
Mining Claim Government Fees	89,110	89,110	89,110	89,110	89,110	89,110	534,660
Office and Equipment Lease Obligations	168,806	78,960	362	362	362	362	249,214
Total	$624,152	$574,049	$16,800,266	$505,153	$515,113	$520,148	$19,538,881

(1)          The amount payable in December 2016 of $16,300,000 represents the fair value of the Company’s derivative liability as at March 31, 2014 and will be revalued at each subsequent reporting period.  See note 6.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.  All currency amounts are stated in US dollars unless noted otherwise.

Current Business Activities

Livengood Gold Project

During the three month ended March 31, 2014, and to the date of this MD&A, the Company has been investigating a number of opportunities, including those identified in the September 4, 2013 Feasibility Study (the “Feasibility Study”) and those subsequently developed by the Company, for optimization and reducing project costs.  The mine plan was reviewed and modified to include changing pit slope designs, improvement of scheduling ore release, waste mining and stockpile management.  This revised mine plan will form the basis for future project economics as other opportunities are fully reviewed. The Company has also continued to advance environmental baseline work in support of future permitting in order to better position the Livengood Gold Project for a construction decision when warranted by market conditions.

In light of the decrease in the gold price in 2013 and its effect on the gold mining industry, the Company has prepared for the potential of a continuing lower gold price by limiting 2014 spending to essential activities.  These activities include payment of annual land lease obligations, reviewing opportunities to improve the Feasibility Study released in 2013, continuing critical environmental baseline work to prevent any significant delays in future permitting, as well as performing required corporate and compliance matters.  As part of the Company’s efforts to reduce spending in 2014, the Company’s full time staff was reduced by approximately 30% effective January 1, 2014.

The Company continues to seek a strategic alliance to help support the future development of the Project while considering all other appropriate financing options.  The strength of the gold asset, the favorable location, and the proven team are the reasons the Company would potentially attract a strategic partner with a long term development horizon who understands the Project is highly leveraged to gold prices.  To date ITH has signed multiple confidentiality agreements with large and intermediate mining companies and has been reviewing the 2013 Feasibility Study results as well as the various opportunities for optimization with those companies.

Results of Operations

Summary of Quarterly Results

Description	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Net loss	$(3,510,319)	$(1,022,387)	$(4,124,761)	$(642,050)
Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.04)	$(0.01)

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Net loss	$(4,063,282)	$(7,258,397)	$(25,033,780)	$(12,909,320)
Basic and diluted net loss per common share	$(0.04)	$(0.07)	$(0.27)	$(0.15)

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

The Company incurred a net loss of $3,510,319 for the period ended March 31, 2014, compared to a net loss of $4,063,282 for the period ended March 31, 2013.  The following discussion highlights certain selected financial information and changes in operations between the three months ended March 31, 2014 and the three months ended March 31, 2013.

Mineral property expenditures decreased significantly to $615,162 for the three months ended March 31, 2014 from $2,794,435 for the three months ended March 31, 2013 primary due to the Company completing the Feasibility Study in 2013 and focusing on continuation of environmental baseline studies and reviewing Feasibility Study opportunities in 2014.

Share-based payment charges were $618,582 during the three months ended March 31, 2014 compared to $1,578,028 during the three months ended March 31, 2013.  The decrease in share-based payment charges during the period was mainly the result of a reduction in the fair value of options granted during the period and vesting of prior period grants along with certain forfeitures of options during 2014.  The Company granted 2,480,000 options during the three months ended March 31, 2014 compared to 613,000 during the three months ended March 31, 2013.

Share-based payment charges

Share-based payment charges for the three month periods ended March 31, 2014 and 2013 were allocated as follows:

Expense category:	March 31, 2014	March 31, 2013
Consulting	$(64,083)	$544,430
Investor relations	41,398	43,825
Wages and benefits	641,267	989,773
	$618,582	$1,578,028

Share-based payments to consultants decreased from $544,430 to a credit of $64,083 as a result of forfeitures of previously granted stock options to consultants.  Excluding share-based payment charges of $641,267 and $989,773 respectively, wages and benefits for the period decreased to $607,388 during the three months ended March 31, 2014 from $887,191 during the three months ended March 31, 2013 as a result of decreased personnel during the period.  As part of its reduced spending plan, the Company decreased its full-time staff by approximately 30% effective January 1, 2014.

All other expense categories reflected moderate decreases period over period reflecting the Company’s efforts to reduce spending.

Other items amounted to a loss of $1,199,070 during the three month period ended March 31, 2014 compared to a gain of $1,932,058 during the three month period ended March 31, 2013.  The loss in the current period resulted mainly from an unrealized loss of $1.5 million on the revaluation of the derivative liability at March 31, 2014 resulting from an increase in the historical and estimated future average price of gold, compared to an unrealized gain of $1.5 million on the revaluation of the derivative liability during the prior period which resulted from a decrease in the average price of gold.  Offsetting the unrealized loss on the derivative liability, the Company had foreign exchange gain of $284,129 during the three month period ended March 31, 2014 compared to a gain of $397,829 during the three month period ended March 31, 2013.  The average exchange rate during the three month period ended March 31, 2014 was C$1 to US$0.906 compared to C$1 to US$0.992 for the three month period ended March 31, 2013.

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

As at March 31, 2014, the Company reported cash and cash equivalents of $11,379,547 compared to $13,925,601 at December 31, 2013.  The decrease of approximately $2.5 million resulted from corporate expenditures and expenditures on the Livengood Gold Project for continuation of environmental baseline activities and review of project opportunities of $1.4 million, payment of severance liabilities of $0.6 million, and the effect of foreign exchange on cash of $0.5 million.  The Company continues to utilize its cash resources to fund the Livengood Gold Project environmental activities required for preservation of baseline database and future permitting, Feasibility Study recommendations, including related mine planning and other project improvements, as well as corporate administrative requirements.

Investing activities during the three months ended March 31, 2014 comprised solely the change in restricted cash and capitalized acquisition costs related to land acquisitions closed in January 2014.  The Company had no investing activities during the three months ended March 31, 2013.

The Company had no cash flows from financing activities during the three month periods ended March 31, 2014 and 2013.

As at March 31, 2014, the Company had working capital of $10,860,906 compared to working capital of $12,699,227 at December 31, 2013.  The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete the non-discretionary activities at the Livengood Gold Project and its currently anticipated general and administrative costs, through the 2014 fiscal year and well into 2015.  To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the current fiscal year ending December 31, 2014.  These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project.  The Company anticipates spending approximately $8 million during fiscal year 2014 to maintain the environmental baseline activity, review opportunities, including those identified in the Feasibility Study and those subsequently developed by the Company, as well as perform required general and administrative duties.  As at March 31, 2014 the Company has spent approximately $1.4 million on the aforementioned activities.  As part of the Company’s reduced spending plan, ITH reduced its full-time staff by approximately 30% effective January 1, 2014.

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

Contractual Obligations

The following table discloses, as of March 31, 2014, the Company’s contractual obligations including anticipated mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2014	2015	2016	2017	2018	2019 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$16,300,000	$—	$—	$—	$16,300,000
Mineral Property Leases(2)	366,236	405,979	410,794	415,681	425,641	430,676	2,455,007
Mining Claim Government Fees	89,110	89,110	89,110	89,110	89,110	89,110	534,660
Office and Equipment Lease Obligations	168,806	78,960	362	362	362	362	249,214
Total	$624,152	$574,049	$16,800,266	$505,153	$515,113	$520,148	$19,538,881

(1)                                  The amount payable in December 2016 of $16,300,000 represents the fair value of the Company’s derivative liability as at March 31, 2014 and will be revalued at each subsequent reporting period.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future.  Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs.  Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has exposure to market risk in areas of interest rate risk, foreign currency exchange rate risk, and other price risk.

Interest Rate Risk

Interest rate risk consists of the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

The Company’s cash and cash equivalents consists of cash and cash equivalents held in bank accounts and short term deposit certificates or Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values.

At March 31, 2014, the Company held a total of $9,996,098 in cash equivalents which consist of interest saving accounts and Guaranteed Investment Certificates.

The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.  The Company’s sensitivity analysis suggests that a 0.5% change in interest rates would affect interest income by approximately $20,000.

Foreign Currency Risk

The Company is exposed to foreign currency risk to the extent that certain monetary financial instruments and other assets are denominated in Canadian dollars.  As the majority of the Company’s assets, aside from cash, are denominated in US dollars, currency risk is limited to those Canadian cash balances.  The Company has not entered into any foreign currency contracts to mitigate this risk.  The Company’s sensitivity analysis suggests that a consistent 7.5% change in the absolute rate of exchange for the Canadian dollar would affect net assets by approximately $340,000. Furthermore, depending on the amount of cash held by the Company in Canadian dollars at the end of each reporting period using the period end exchange rate, significant changes in the exchange rates could cause significant changes to the currency translation amounts recorded to accumulated other comprehensive income.

As at March 31, 2014, USD amounts were converted at a rate of C$1 to US $0.9047.

Credit Risk

Concentration of credit risk exists with respect to the Company’s Canadian cash and cash equivalents as all amounts are held at a major Canadian financial institution.  Credit risk with regard to cash held in the United States is mitigated as the amount held in the United States is only sufficient to cover short-term requirements.  With respect to receivables at March 31, 2014, the Company is not exposed to significant credit risk as the receivables are principally interest accruals.

Other Price Risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk.  The Company’s investments in marketable securities are exposed to such risk.  The Company’s derivative liability, which consists of a future contingent payment valued using historic and estimated future gold prices, is also exposed to other price risk.  See Note 6 of the notes to the unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.  The fair value of this liability will fluctuate with the average daily price of gold as well as with future projections for the average price of gold over the life of the obligation.  For every dollar change in the average daily price of gold, the value of the derivative liability will change by $23,148.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2014, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2014 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Quarterly Report on Form 10-Q as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common shares. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of, or that we currently believe are immaterial, may also adversely affect our business, operating results and financial condition. We cannot assure you that we will successfully address these risks or other unknown risks exist that may affect our business.

Risks Related to Our Business

Our success depends on the development and operation of the Livengood Gold Project, which is our only project and which, as contemplated in the September 4, 2013 Feasibility Study, is not commercially viable at current gold prices.

Our only property at this time is our Livengood Gold Project, which is in the exploration stage. We have issued a Feasibility Study on the Livengood Gold Project which indicates that the Project generates a minimal positive return at a gold price of $1,500 per ounce.  The price of gold is $1,281 per ounce as of May 2, 2014, and the Project as contemplated in the Feasibility Study is not commercially viable at current gold prices.  While management is exploring opportunities identified in the Feasibility Study, as well as those developed by the Company subsequent to the Feasibility Study, for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful or that the price of gold will increase sufficiently to warrant a decision to develop the Project.  For other risks related to the Project, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under “Livengood Gold Project — Feasibility Study Results - Project Execution Risks” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  If the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose most or all of their investment in our common shares.

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

Further, “inferred mineral resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations; however, the SEC only permits issuers to report “resources” as in place tonnage and grade without reference to unit measures.

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

The volatility in gold prices is illustrated by the following table, which presents the high, low and average fixed price in U.S. dollars for an ounce of gold, based on the London Bullion Market Association P.M. fix, over the past five years:

	High	Low	Average
2009	$1,213	$810	$972
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,410
January 1, 2014 to May 2, 2014	$1,385	$1,221	$1,294

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. It may be anticipated that any quoted market for our common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2013, the price of our common shares on the Toronto Stock Exchange ranged from a low of C$0.31 to a high of C$2.48, and on the NYSE MKT ranged from a low of $0.30 to a high of $2.49.  From January 1, 2014 to May 5, 2014, the price of our common shares on the TSX ranged from a low of C$0.43 to a high of C$1.30, and on the NYSE MKT ranged from a low of $0.40 to a high of $1.18.  There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, you may be unable to resell your shares at a desired price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports.  These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”).  During the three month period ended March 31, 2014, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1

Employment Agreement between Thomas E. Irwin and Tower Hill Mines (US) LLC dated March 18, 2014 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 21, 2014 and incorporated herein by reference).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and (iv) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Thomas E. Irwin

Thomas E. Irwin
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2014

By:	/s/ Tom S. Q. Yip

Tom S. Q. Yip
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2014