Form 10-Q
period 2014-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2014-11-05
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, the registrant had 98,068,638 Common Shares outstanding.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.  This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements.  Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

As at September 30, 2014 and December 31, 2013

(Expressed in US Dollars - Unaudited)

	Note	September 30, 2014	December 31, 2013
ASSETS

Current
Cash and cash equivalents		$7,861,603	$13,925,601
Marketable securities		34,796	55,002
Accounts receivable		43,030	11,589
Prepaid expenses		220,098	200,731
Total current assets		8,159,527	14,192,923

Restricted cash		—	30,477
Property and equipment		56,069	67,913
Capitalized acquisition costs	4	55,204,041	55,173,564

Total assets		$63,419,637	$69,464,877

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$234,378	$42,469
Accrued liabilities	5	421,860	1,451,227
Total current liabilities		656,238	1,493,696

Non-current liabilities
Derivative liability	6	15,100,000	14,800,000

Total liabilities		15,756,238	16,293,696

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 98,068,638 shares issued and outstanding at September 30, 2014 and December 31, 2013	7	236,401,096	236,401,096
Contributed surplus		33,294,743	32,153,864
Accumulated other comprehensive income		2,485,247	3,021,281
Deficit		(224,517,687)	(218,405,060)

Total shareholders’ equity		47,663,399	53,171,181

Total liabilities and shareholders’ equity		$63,419,637	$69,464,877

Nature and continuance of operations (note 1)

Commitments (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2014 and 2013

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Operating expenses
Consulting fees		$114,361	$441,993	$232,650	$1,560,440
Depreciation		3,950	5,445	11,844	16,361
Insurance		71,923	73,123	205,206	215,962
Investor relations		28,925	61,685	197,356	256,720
Mineral property exploration	4	557,735	1,621,127	1,957,849	6,868,226
Office		14,290	21,953	51,324	77,144
Other		5,424	11,246	22,755	44,238
Professional fees		86,711	89,384	321,558	363,116
Regulatory		14,853	5,295	102,025	117,651
Rent		56,520	53,924	165,811	171,093
Travel		33,582	48,367	89,441	176,409
Wages and benefits		782,868	1,426,493	2,802,423	5,066,580
Total operating expenses		(1,771,142)	(3,860,035)	(6,160,242)	(14,933,940)

Other income (expenses)
Gain (loss) on foreign exchange		186,038	(287,591)	301,598	622,232
Interest income		14,198	22,865	46,017	80,384
Impairment of available-for-sale securities		—	—	—	(298,769)
Unrealized gain/(loss) on derivative	6	400,000	—	(300,000)	5,700,000
Total other income (expense)		600,236	(264,726)	47,615	6,103,847

Net loss from operations		(1,170,906)	(4,124,761)	(6,112,627)	(8,830,093)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities		(5,799)	18,777	(17,651)	(100,335)
Impairment of available-for-sale securities		—	—	—	298,769
Exchange difference on translating foreign operations		(385,516)	408,736	(518,383)	(787,976)
Total other comprehensive income (loss) for the period		(391,315)	427,513	(536,034)	(589,542)
Comprehensive loss for the period		$(1,562,221)	$(3,697,248)	$(6,648,661)	$(9,419,635)

Basic and fully diluted loss per share		$(0.01)	$(0.04)	$(0.06)	$(0.09)

Weighted average number of shares outstanding		98,068,638	98,068,638	98,068,638	98,068,638

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014 and 2013

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2012	98,068,638	$236,401,096	$28,589,591	$4,101,968	$(208,552,580)	$60,540,075
Stock based compensation	—	—	3,654,224	—	—	3,654,224
Unrealized loss on available-for-sale securities	—	—	—	(100,335)	—	(100,335)
Impairment of available-for-sale-securities	—	—	—	298,769	—	298,769
Exchange difference on translating foreign operations	—	—	—	(787,976)	—	(787,976)
Net loss	—	—	—	—	(8,830,093)	(8,830,093)
Balance, September 30, 2013	98,068,638	236,401,096	32,243,815	3,512,426	(217,382,673)	54,774,664
Stock based compensation	—	—	(89,951)	—	—	(89,951)
Unrealized loss on available-for-sale securities	—	—	—	(18,582)	—	(18,582)
Exchange difference on translating foreign operations	—	—	—	(472,563)	—	(472,563)
Net loss	—	—	—	—	(1,022,387)	(1,022,387)
Balance, December 31, 2013	98,068,638	236,401,096	32,153,864	3,021,281	(218,405,060)	53,171,181
Stock based compensation	—	—	1,140,879	—	—	1,140,879
Unrealized loss on available-for-sale securities	—	—	—	(17,651)	—	(17,651)
Exchange difference on translating foreign operations	—	—	—	(518,383)	—	(518,383)
Net loss	—	—	—	—	(6,112,627)	(6,112,627)
Balance, September 30, 2014	98,068,638	$236,401,096	$33,294,743	$2,485,247	$(224,517,687)	$47,663,399

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(Expressed in US Dollars - Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Operating Activities
Loss for the period	$(6,112,627)	$(8,830,093)
Add items not affecting cash:
Depreciation	11,844	16,361
Stock based compensation	1,140,879	3,654,224
Unrealized (gain) loss on derivative liability	300,000	(5,700,000)
Impairment of available-for-sale securities	—	298,769
Changes in non-cash items:
Accounts receivable	(2,746)	345,426
Prepaid expenses	(25,933)	28,921
Advance to contractors	—	99,975
Accounts payable and accrued liabilities	(832,054)	(2,603,659)
Cash used in operating activities	(5,520,637)	(12,690,076)

Financing Activities
Cash provided by financing activities	—	—

Investing Activities
Change in restricted cash	30,477	—
Capitalized acquisition costs	(30,477)	—
Cash used in investing activities	—	—

Effect of foreign exchange on cash	(543,361)	(869,790)
Decrease in cash and cash equivalents	(6,063,998)	(13,559,866)
Cash and cash equivalents, beginning of the period	13,925,601	30,170,905

Cash and cash equivalents, end of the period	$7,861,603	$16,611,039

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014 and 2013

(Expressed in US dollars — Unaudited)

1.                                      GENERAL INFORMATION, NATURE AND CONTINUANCE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada.  The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.  International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation).  The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed.  At September 30, 2014, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

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

2.                                      BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 as filed in our Annual Report on Form 10-K.  In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2014 and the results of its operations for the nine months then ended.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The 2013 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Nine Months Ended September 30, 2014 and 2013

(Expressed in US dollars — Unaudited)

Basis of consolidation

These consolidated financial statements include the accounts of ITH and its wholly owned subsidiaries TH Alaska, TH US, LPI and 813034 Alberta Ltd.  All intercompany transactions and balances have been eliminated.

Recently adopted accounting pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements (“ASU 2014-10”).  ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 are effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods.  Early adoption of this standard is permitted and the Company adopted the provisions of ASU 2014-10 during the quarter ended June 30, 2014.  The adoption of ASU 2014-10 impacts the presentation of the statements of operations and comprehensive income and the statements of cash flows as these statements no longer contain financial information from the inception of the Company to the date of the financial statements.

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

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014 and 2013

(Expressed in US dollars — Unaudited)

	Fair value as at September 30, 2014
	Level 1	Level 2
Financial assets:
Marketable securities	$34,796	$—
Total	$34,796	$—
Financial liabilities:
Derivative liability (note 6)	$—	$15,100,000
Total	$—	$15,100,000

	Fair value as at December 31, 2013
	Level 1	Level 2
Financial assets:
Marketable securities	$55,002	$—
Total	$55,002	$—
Financial liabilities:
Derivative liability (note 6)	$—	$14,800,000
Total	$—	$14,800,000

4.                                      CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2013	$55,173,564
Acquisition costs	30,477
Balance, September 30, 2014	$55,204,041

The following table presents costs incurred for exploration and evaluation activities for the nine months ended September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Exploration costs:
Aircraft services	$10,286	$62,915
Assay	6,397	10,924
Drilling	117,743	(28,714)
Environmental	748,667	1,776,134
Equipment rental	43,097	332,193
Field costs	181,194	752,928
Geological/geophysical	18,539	3,253,822
Land maintenance & tenure	525,972	414,351
Legal	250,223	170,756
Surveying and mapping	26,502	74,084
Transportation and travel	29,229	48,833
Total expenditures for the period	$1,957,849	$6,868,226

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014 and 2013

(Expressed in US dollars — Unaudited)

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

Details of the leases are as follows:

a)                                     a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development.  The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation.  A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease.  In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011.  As of September 30, 2014 the Company has paid $1,648,923 from the inception of this lease.

b)                                     a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors.  The Company may purchase 1% of the royalty for $1,000,000.  As of September 30, 2014, the Company has paid $530,000 from the inception of this lease.

c)                                      a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid.  The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of 3% is payable to the lessors.  The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.  As of September 30, 2014, the Company has paid $115,000 from the inception of this lease.

d)                                     a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties).  An NSR production royalty of 2% is payable to the lessor.  The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.  As of September 30, 2014, the Company has paid $83,000 from the inception of this lease.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014 and 2013

(Expressed in US dollars — Unaudited)

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

5.                                      ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013

Accrued liabilities	$266,870	$540,486
Accrued severance	12,659	719,375
Accrued salaries and benefits	142,331	191,366
Total accrued liabilities	$421,860	$1,451,227

Accrued liabilities at September 30, 2014 include accruals for general corporate costs and project costs of $123,254 and $143,616, respectively.  Accrued liabilities at December 31, 2013 include accruals for general corporate costs and project costs of $115,020 and $425,466, respectively.

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

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000.  The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price.  The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group.  The CME Group represents the merger of the Chicago Mercantile Exchange (CME), the Chicago Board of Trade (CBOT), the New York Mercantile Exchange (NYMEX) and its commodity exchange division, Commodity Exchange, Inc. (COMEX).  Using this forward curve, the Company estimated an Average Gold Price based on actual gold prices to September 30, 2014 and projected gold prices from September 30, 2014 to the end of the five year period in December 2016 of $1,374 per ounce of gold.

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Total	Average Gold Price ($/oz.)
Derivative value at December 31, 2013	$14,800,000	$1,360
Unrealized loss for the period	300,000
Derivative value at September 30, 2014	$15,100,000	$1,374

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014 and 2013

(Expressed in US dollars — Unaudited)

7.                                      SHARE CAPITAL

Authorized

500,000,000 common shares without par value.  At September 30, 2014 and December 31, 2013 there were 98,068,638 shares issued and outstanding.

Share issuances

There were no share issuances during the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2014, the Company granted incentive stock options to certain officers, employees and consultants of the Company to purchase a total of 2,480,000 common shares in the capital stock of the Company.  The options will vest as to one-third on the grant date, one-third on the first anniversary and one-third on the second anniversary.  The following table presents the options granted by the Company during the nine months ended September 30, 2014:

Options Granted During the Nine Months Ended September 30, 2014
Grant Date	Expiry Date	Number of Options	Exercise Price (C$)
February 25, 2014	February 25, 2022	1,360,000	$1.11
February 25, 2014	February 25, 2022	690,000	$0.73
March 10, 2014	March 10, 2022	430,000	$1.11

A summary of the status of the stock option plan as of September 30, 2014, and December 31, 2013 and changes is presented below:

	Nine Months Ended		Year Ended
	September 30, 2014		December 31, 2013
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)
Balance, beginning of the period	5,493,000	$3.57	8,570,000	$4.73
Granted	2,480,000	$1.00	613,000	$2.18
Expired	—	$—	(1,040,000)	$7.78
Forfeited	(600,000)	$3.17	(1,550,000)	$3.27
Cancelled	(1,519,000)	$2.97	(1,100,000)	$8.27
Balance, end of the period	5,854,000	$2.68	5,493,000	$3.57

The weighted average remaining life of options outstanding at September 30, 2014 was 4.75 years.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014 and 2013

(Expressed in US dollars — Unaudited)

Stock options outstanding are as follows:

	September 30, 2014			December 31, 2013
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 23, 2016	$8.07	600,000	600,000	$8.07	600,000	600,000
January 9, 2017	$4.60	30,000	30,000	$4.60	30,000	20,000
August 24, 2017	$3.17	2,275,000	2,275,000	$3.17	3,350,000	2,233,322
September 19, 2017	—	—	—	$2.91	1,000,000	666,666
March 14, 2018	$2.18	469,000	312,660	$2.18	513,000	170,995
February 25, 2022	$1.11	1,360,000	453,333	—	—	—
February 25, 2022	$0.73	690,000	230,000	—	—	—
March 10, 2022	$1.11	430,000	143,333	—	—	—
		5,854,000	4,044,326		5,493,000	3,690,983

A summary of the non-vested options as of September 30, 2014 and changes during the nine months ended September 30, 2014 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2013	1,802,017	$1.38
Granted	2,480,000	$0.49
Forfeited	(200,001)	$1.61
Vested	(2,272,342)	$1.10
Outstanding at September 30, 2014	1,809,674	$0.49

At September 30, 2014 there was unrecognized compensation expense of C$472,949 related to non-vested options outstanding.  The cost is expected to be recognized over a weighted-average remaining period of approximately 1.0 years.

Share-based payments

During the nine month period ended September 30, 2014, the Company granted 2,480,000 stock options with a fair value of C$1,224,537, calculated using the Black-Scholes option pricing model.  Share-based payment charges for the nine months ended September 30, 2014 totaled $1,140,879.

During the nine month period ended September 30, 2013, the Company granted 613,000 stock options with a fair value of C$304,585, calculated using the Black-Scholes option pricing model.  Share-based payment charges for the nine months ended September 30, 2013 totaled $3,654,224.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	September 30, 2014	December 31, 2013
Expected life of options	6 years	4 years
Risk-free interest rate	1.83%	1.29%
Annualized volatility	81.02%	59.48%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$1.00	$2.18

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014 and 2013

(Expressed in US dollars — Unaudited)

8.                                      SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties.  The following tables present selected financial information by geographic location:

	Canada	United States	Total
September 30, 2014
Capitalized acquisition costs	$—	$55,204,041	$55,204,041
Property and equipment	10,847	45,222	56,069
Current assets	7,479,908	679,619	8,159,527
Total assets	$7,490,755	$55,928,882	$63,419,637
December 31, 2013
Capitalized acquisition costs	$—	$55,173,564	$55,173,564
Restricted cash	—	30,477	30,477
Property and equipment	11,994	55,919	67,913
Current assets	13,289,752	903,171	14,192,923
Total assets	$13,301,746	$56,163,131	$69,464,877

Three months ended		September 30, 2014	September 30, 2013
Net loss for the period — Canada		$(285,338)	$(1,430,485)
Net loss for the period - United States		(885,568)	(2,694,276)
Net loss for the period		$(1,170,906)	$(4,124,761)

Nine months ended		September 30, 2014	September 30, 2013
Net loss for the period — Canada		$(1,723,042)	$(4,369,867)
Net loss for the period - United States		(4,389,585)	(4,460,226)
Net loss for the period		$(6,112,627)	$(8,830,093)

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014 and 2013

(Expressed in US dollars — Unaudited)

9.                                      COMMITMENTS

The following table discloses, as of September 30, 2014, the Company’s contractual obligations including anticipated mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2014	2015	2016	2017	2018	2019 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$15,100,000	$—	$—	$—	$15,100,000
Mineral Property Leases(2)	—	412,398	417,309	422,294	432,353	437,488	2,121,842
Mining Claim Government Fees	54,810	114,345	114,345	114,345	114,345	114,345	626,535
Office and Equipment Lease Obligations	58,603	80,947	—	—	—	—	139,550
Total	$113,413	$607,690	$15,631,654	$536,639	$546,698	$551,833	$17,987,927

(1)         The amount payable in December 2016 of $15,100,000 represents the fair value of the Company’s derivative liability as at September 30, 2014 and will be revalued at each subsequent reporting period.  See note 6.

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

Current Business Activities

Livengood Gold Project

During the nine months ended September 30, 2014, and to the date of this MD&A, the Company has been investigating a number of opportunities, including those identified in the September 4, 2013 Feasibility Study (the “Feasibility Study”) and those subsequently developed by the Company, for optimization and reducing project costs.  The mine plan was reviewed and modified to include changing pit slope designs, improvement of scheduling ore release, waste mining and stockpile management.  This revised mine plan will form the basis for future project economics as other opportunities are fully reviewed.

The Feasibility Study metallurgical test work was reviewed to identify opportunities for optimization that may be confirmed by additional testwork to be contemplated in the future.  Opportunities include potential improvements to head grade, gravity recovery, reductions in power consumption, reductions in reagent consumption and cost, and reductions in leach retention time.  Power supply alternatives were reviewed to determine how changing energy supply dynamics might impact the project assumptions regarding electrical generation.   Construction and operations camp alternatives were reviewed to better define the costs of supporting the manpower requirements for the project.  The Company has also continued to advance environmental baseline work in support of future permitting in order to better position the Livengood Gold Project for a potential construction decision when warranted by market conditions.

In light of the decrease in the gold price in 2013 and 2014 and its effect on the gold mining industry, the Company has prepared for the potential of a continuing lower gold price by limiting 2014 spending to essential activities.  These activities include payment of annual land lease obligations, reviewing opportunities to improve the Feasibility Study released in 2013, continuing critical environmental baseline work to prevent any significant delays in future permitting, as well as performing required corporate and compliance matters.  As part of the Company’s efforts to reduce spending in 2014, the Company’s full time staff was reduced by approximately 30% effective January 1, 2014.

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

Results of Operations

Summary of Quarterly Results

Description	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Net loss	$(1,170,906)	$(1,431,402)	$(3,510,319)	$(1,022,387)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.01)

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Net loss	$(4,124,761)	$(642,050)	$(4,063,282)	$(7,258,397)
Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.04)	$(0.07)

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

The Company incurred a net loss of $1,170,906 for the three month period ended September 30, 2014, compared to a net loss of $4,124,761 for the three month period ended September 30, 2013.  The decrease in net loss in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is mainly a factor of decreased project spending and changes in noncash items between periods as further discussed below.  The following discussion highlights certain selected financial information and changes in operations between the three months ended September 30, 2014 and the three months ended September 30, 2013.

Mineral property expenditures decreased significantly to $557,735 for the three months ended September 30, 2014 from $1,621,127 for the three months ended September 30, 2013 primarily due to the Company completing the Feasibility Study in 2013 and limiting activities to continuation of critical environmental baseline work and reviewing Feasibility Study opportunities in 2014.

Share-based payment charges were $233,726 during the three months ended September 30, 2014 compared to $904,343 during the three months ended September 30, 2013.  The decrease in share-based payment charges during the period was mainly the result of a reduction in the fair value of options granted during the first quarter of 2014 compared to 2013, vesting of prior period grants and forfeitures of options during the first quarter of 2014.

Share-based payment charges

Share-based payment charges for the three month periods ended September 30, 2014 and 2013 were allocated as follows:

Expense category:	September 30, 2014	September 30, 2013
Consulting	$54,626	$359,007
Investor relations	9,328	15,681
Wages and benefits	169,772	529,655
	$233,726	$904,343

Share-based payments to consultants decreased from $359,007 to $54,626 as a result of forfeitures of previously granted stock options to consultants in the first quarter of 2014.  Excluding share-based payment charges of $169,772 and $529,655 respectively, wages and benefits for the period decreased to $613,096 during the three months ended September 30, 2014 from $896,838 during the three months ended September 30, 2013 as a result of decreased personnel during the period.  As part of its reduced spending plan, the Company decreased its full-time staff by approximately 30% effective January 1, 2014.

Most other expense categories reflected moderate decreases period over period reflecting the Company’s efforts to reduce spending.

Total other income amounted to $600,236 during the three month period ended September 30, 2014 compared to total other expense of $264,726 during the three month period ended September 30, 2013.  The current period amount resulted mainly from an unrealized gain of $400,000 on the revaluation of the derivative liability at September 30, 2014 resulting from a decrease in the historical and estimated future average price of gold, compared to no change on the revaluation of the derivative liability during the prior year period.  The Company also had a foreign exchange gain of $186,038 during the three month period ended September 30, 2014 compared to a loss of $287,591 during the three month period ended September 30, 2013.  The average exchange rate during the three month period ended September 30, 2014 was C$1 to US$0.9183 compared to C$1 to US$0.9629 for the three month period ended September 30, 2013.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

The Company incurred a net loss of $6,112,627 for the nine month period ended September 30, 2014, compared to a net loss of $8,830,093 for the nine month period ended September 30, 2013.  The following discussion highlights certain selected financial information and changes in operations between the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

Mineral property expenditures decreased significantly to $1,957,849 for the nine months ended September 30, 2014 from $6,868,226 for the nine months ended September 30, 2013 primarily due to the Company completing the Feasibility Study in 2013 and limiting activities to continuation of critical environmental baseline work and reviewing Feasibility Study opportunities in 2014.

Share-based payment charges were $1,140,879 during the nine months ended September 30, 2014 compared to $3,654,224 during the nine months ended September 30, 2013.  The decrease in share-based payment charges during the period was primarily the result of a reduction in the fair value of options granted during the period, vesting of prior option grants as well as forfeitures during 2014.  The Company granted 2,480,000 options during the nine months ended September 30, 2014 compared to 613,000 during the nine months ended September 30, 2013.

Share-based payment charges

Share-based payment charges for the nine month periods ended September 30, 2014 and 2013 were allocated as follows:

Expense category:	September 30, 2014	September 30, 2013
Consulting	$58,451	$1,301,550
Investor relations	62,477	32,991
Wages and benefits	1,019,951	2,319,683
	$1,140,879	$3,654,224

Excluding share-based payment charges of $1,019,951 and $2,319,683, respectively, wages and benefits decreased to $1,782,472 during the nine months ended September 30, 2014 from $2,746,897 during the nine months ended September 30, 2013 as a result of decreased personnel during the current year period.

All other expense categories reflected moderate decreases period over period reflecting the Company’s efforts to reduce spending.

Total other income amounted to $47,615 during the nine month period ended September 30, 2014 compared to total other income of $6,103,847 during the nine month period ended September 30, 2013.  The amount in the current period resulted mainly from a gain on foreign exchange of $301,598 offset by an unrealized loss of $300,000 on the revaluation of the derivative liability at September 30, 2014 resulting from an increase in the calculated average price of gold.  The prior year amount resulted from an unrealized gain of $5.7 million on the revaluation of the derivative liability during the prior period from a decrease in the calculated average price of gold and a gain on foreign exchange of $622,232.  Offsetting the prior year total other income was a loss of $298,769 related to the other than temporary impairment of certain available-for-sale securities.  The average exchange rate during the nine month period ended September 30, 2014 was C$1 to US$0.9139 compared to C$1 to US$0.9770 for the nine month period ended September 30, 2013.

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

As at September 30, 2014, the Company reported cash and cash equivalents of $7,861,603 compared to $13,925,601 at December 31, 2013.  The decrease of approximately $6.1 million resulted from corporate expenditures and expenditures on the Livengood Gold Project for continuation of environmental baseline activities and review of project opportunities of $5.0 million, payment of severance liabilities of $0.6 million, and the effect of foreign exchange on cash of $0.5 million.   The Company continues to utilize its cash resources to fund the Livengood Gold Project environmental activities required for preservation of baseline database and future permitting, Feasibility Study recommendations, including related mine planning and other project improvements, as well as corporate administrative requirements.

Investing activities during the nine months ended September 30, 2014 comprised solely of the change in restricted cash and capitalized acquisition costs related to land acquisitions closed in January 2014.  The Company had no investing activities during the nine months ended September 30, 2013.

The Company had no cash flows from financing activities during the nine month periods ended September 30, 2014 and 2013.

As at September 30, 2014, the Company had working capital of $7,503,289 compared to working capital of $12,699,227 at December 31, 2013.  To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the current fiscal year ending December 31, 2014.  These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project.  The Company anticipates spending approximately $8 million during fiscal year 2014 to maintain the environmental baseline activity, review opportunities, including those identified in the Feasibility Study and those subsequently developed by the Company, as well as perform required general and administrative duties.  As at September 30,

2014 the Company has spent approximately $4.9 million on the aforementioned activities.  As part of the Company’s reduced spending plan, ITH reduced its full-time staff by approximately 30% effective January 1, 2014.

The Company expects that it will operate at a loss for the foreseeable future.  The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with post-Feasibility Study activities at the Livengood Gold Project and the development of any mine that may be determined to be built at the Livengood Gold Project.  Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets.  See “We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013.  The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise.  Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes.

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

Contractual Obligations

The following table discloses, as of September 30, 2014, the Company’s contractual obligations including anticipated mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2014	2015	2016	2017	2018	2019 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$15,100,000	$—	$—	$—	$15,100,000
Mineral Property Leases(2)	—	412,398	417,309	422,294	432,353	437,488	2,121,842
Mining Claim Government Fees	54,810	114,345	114,345	114,345	114,345	114,345	626,535
Office and Equipment Lease Obligations	58,603	80,947	—	—	—	—	139,550
Total	$113,413	$607,690	$15,631,654	$536,639	$546,698	$551,833	$17,987,927

(1)                                  The amount payable in December 2016 of $15,100,000 represents the fair value of the Company’s derivative liability as at September 30, 2014 and will be revalued at each subsequent reporting period.

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

At September 30, 2014, the Company held a total of $6,951,623 in cash equivalents which consist of interest saving accounts and Guaranteed Investment Certificates.

The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.  The Company’s sensitivity analysis suggests that a 0.5% change in interest rates would affect interest income by approximately $20,000.

Foreign Currency Risk

The Company is exposed to foreign currency risk to the extent that certain monetary financial instruments and other assets are denominated in Canadian dollars.  As the majority of the Company’s assets, aside from cash, are denominated in US dollars, currency risk is limited to those Canadian cash balances.  The Company has not entered into any foreign currency contracts to mitigate this risk.  The Company’s sensitivity analysis suggests that a consistent 7.5% change in the absolute rate of exchange for the Canadian dollar would affect net assets by approximately $309,000.  Furthermore, depending on the amount of cash held by the Company in Canadian dollars at the end of each reporting period using the period end exchange rate, significant changes in the exchange rates could cause significant changes to the currency translation amounts recorded to accumulated other comprehensive income.

As at September 30, 2014, USD amounts were converted at a rate of C$1 to US $0.8922.

Credit Risk

Concentration of credit risk exists with respect to the Company’s Canadian cash and cash equivalents as all amounts are held at a major Canadian financial institution.  Credit risk with regard to cash held in the United States is mitigated as the amount held in the United States is only sufficient to cover short-term requirements.  With respect to receivables at September 30, 2014, the Company is not exposed to significant credit risk as the receivables are principally interest accruals.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2014, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2014 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, in each case under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports.  These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”).  During the nine month period ended September 30, 2014, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL TOWER HILL MINES LTD.

By:	/s/ Thomas E. Irwin

Thomas E. Irwin
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2014

By:	/s/ Tom S. Q. Yip

Tom S. Q. Yip
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 5, 2014