Form 10-K
period 2014-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2015-03-11
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Based on the last sale price on the NYSE MKT of the registrant’s Common Shares on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) of $0.72 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $62,192,230.

As of March 9, 2015, the registrant had 116,313,638 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into this report.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future.  Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved.  These forward looking statements may include, but are not limited to, statements concerning:

•                  the potential for opportunities to improve the economics of the Livengood Gold Project by reducing certain capital and operating costs;

•                  the potential for higher head grades at the Project;

•                  the Company’s ability to potentially include the results of the optimization process in a new or updated feasibility study or any future financial analysis of the Project;

•                  the Company’s ability to carry forward and incorporate into future engineering studies of the Project updated mine design, production schedule, and recovery concepts identified during the optimization process;

•                  the potential for the Company to carry out an engineering phase that will evaluate and optimize the Project configuration and capital and operating expenses, including determining the optimum scale for the Project;

•                  the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;

•                  The Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Project;

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

•                  the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to be able to raise the necessary funds to continue operations on acceptable terms, if at all; and

•                  the future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

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

•                  defects in title to claims, or the ability to obtain surface rights, either of which could affect our property rights and claims;

•                  conditions in the financial markets generally, the overall sentiment of the markets for public equity, interest rates and currency rates;

•                  the Company’s ability to secure the necessary services and supplies on favorable terms in connection with its programs at the Livengood Gold Project and other activities;

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

•                  the timing of the receipt of and the terms of the consents, permits and authorizations necessary to carry out exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;

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

“chip sample”	A series of small pieces of ore or rock taken at regular intervals across a vein or exposure
“cm”	Centimeters
“common shares”	The common shares without par value in the capital of ITH as the same are constituted on the date hereof
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

“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“ITH”	International Tower Hill Mines Ltd., a company existing under the laws of British Columbia
“intrusion”	The process of the emplacement of magma in pre-existing rock, magmatic activity. Also, the igneous rock mass so formed
“intrusive”	Of or pertaining to intrusion, both the process and the rock so formed
“km”	Kilometers
“lode”	A vein of metal ore in the earth.
“m”	Meters
“mm”	Millimeters
“mafic”	Said of an igneous rock composed chiefly of dark, ferromagnesian minerals, also, said of those minerals
“magma”	Naturally occurring molten rock material, generated within the earth and capable of intrusion and extrusion, from which igneous rocks have been derived through solidification and related processes
“magmatic”	Of, or pertaining to, or derived from, magma
“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
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
“sedimentary”

Pertaining to or containing sediment (typically, solid fragmental material transported and deposited by wind, water or ice that forms in layers in loose unconsolidated form), or formed by its deposition

“September 2013 Study”

The technical report entitled “Canadian National Instrument 43-101 Technical Report on the Livengood Gold Project, Feasibility Study, Livengood, Alaska” dated September 4, 2013 and prepared by certain Qualified Perons under NI 43-101, as filed under the Company’s profile on SEDAR

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

CURRENCY

All dollar amounts in this Annual Report on Form 10-K are presented in United States dollars unless otherwise stated.  References to C$ refer to Canadian currency.

PART I

ITEM 1. BUSINESS

Overview

ITH is a mineral exploration company engaged in the acquisition and exploration of mineral properties.  The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the “Livengood Gold Project” or the “Project”.  The Company is in the process of optimizing the Livengood Gold Project as discussed below.  The Company has not yet begun preparation for the extraction of mineralization from the deposit or reached commercial production.  The Company controls 100% of the Livengood Gold Project, which has a mineral resource of 731 million measured tonnes at an average grade of 0.61 g/tonne (14.4 million ounces at 0.3 g/tonne cut-off), 71 million indicated tonnes at an average grade of 0.56 g/tonne (1.3 million ounces at 0.3 g/tonne cut-off) and 266 million inferred tonnes at an average grade of 0.52 g/tonne (4.4 million ounces at 0.3 g/tonne cut-off).   In 2013 the Company issued the results of a feasibility study that was summarized in the September 2013 Study which converted a portion of the mineral resources at the Project into proven reserves of 434 million tonnes at an average grade of 0.69 g/tonne (9.6 million ounces) and probable reserves of 20 million tonnes at an average grade of 0.70 g/tonne (454,000 ounces) based on a gold price of $1,500 per ounce.  All work presently planned by the Company is directed at maintaining necessary environmental baseline activities at the Livengood Gold Project and focusing efforts on Project optimization opportunities, including those identified in the September 2013 Study and those subsequently developed by the Company. A more complete description of the Livengood Gold Project and the current activities is set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Since 2006, the Company has focused primarily on the acquisition and exploration of mineral properties in Alaska and Nevada by acquiring through staking, purchase, lease or option (primarily from AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold”) in a transaction which closed on August 4, 2006) interests in a number of mineral properties in Alaska (Livengood Gold Project, Terra, LMS, BMP, Chisna, Coffee Dome, West Tanana, Gilles, West Pogo, Caribou, Blackshell and South Estelle) and Nevada (North Bullfrog and Painted Hills) that it believed had the potential to host large precious or base metal deposits.  Some of these, such as the Painted Hills, Gilles, West Tanana, Caribou and Blackshell properties, were, in light of disappointing exploration results, dropped or returned to the respective optionors or lessors, and the associated costs written off while others, such as the South Estelle property, have been sold.  Since early 2008, the Company’s primary focus has been the exploration and advancement of the Livengood Gold Project and the majority of its resources have been directed to that end.  In August 2010, ITH undertook a corporate spin-out arrangement transaction whereby all of its mineral property interests other than the Project were transferred to Corvus and Corvus was spun out as an independent and separate public company.  Following the completion of that transaction, the sole mineral property held by the Company is the Livengood Gold Project.  Since the completion of such transaction, the Company has focused exclusively on the ongoing exploration and potential development of the Livengood Gold Project.

The head office and principal administrative address of ITH is located at Suite 2300 — 1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3, and its registered and records office is located at 1300 — 777 Dunsmuir Street, Vancouver, BC  V6B 1N3.

Recent Developments

Livengood Gold Project Developments

During the year ended December 31, 2014 and to the date of this Annual Report on Form 10-K, the Company progressed on a number of opportunities identified in the September 2013 Study and opportunities subsequently developed by the Company with the potential for optimization and reducing the costs of building and operating a mine at the Project.  The 2014 work has developed an improved production schedule, as compared to the schedule outlined in the September 2013 Study, and generated detailed work plans for 2015.  During 2014, in addition to the mine production scheduling and detailed metallurgical test work review, power supply alternatives were reviewed to determine how changing energy supply dynamics might impact the Project assumptions regarding electrical generation and the resulting costs.  Construction and operations camp alternatives were reviewed to better define the costs of supporting the manpower requirements for the Project.  The Company has also continued to advance environmental baseline work in support of future permitting in order to better position the Project for a construction decision when warranted by market conditions.  The 2015 work plans will include additional metallurgical tests and engineering and focus on all aspects of the Project, including confirmation of the flow sheet and optimizing the operating costs.  Once defined, these operating costs will then be used to evaluate and optimize the Project configuration and capital costs, including determination of the optimum scale for the Livengood Gold Project.  The Company will also continue to advance environmental baseline work in support of future permitting and to evaluate alternatives for fresh water supply with potential to reduce Project costs.

Financing

During the fourth quarter of 2014, the Company closed a non-brokered private placement financing through the issuance of 18,245,000 common shares issued at C$0.46 per share for gross proceeds of approximately $7.3 million.  The financing closed on December 11, 2014.  Total share issuance costs for this non-brokered private placement financing amounted to $24,828.  This financing will allow the Company to continue to pursue opportunities for Project optimization with its 2015 work plan as further described below.

Management Change

In December 2014, the Company announced the resignation of Mr. Tom Yip, its Chief Financial Officer, effective December 31, 2014.  Mr. Yip will provide transitional services to the Company as a consultant to ensure financial continuity and oversight for a period of three to six months following December 31, 2014.  The Company is evaluating the most cost effective structure to fill the role of chief financial officer and is searching for a replacement for Mr. Yip.

2015 Outlook

During 2015, the Company will continue to investigate opportunities as identified in the September 2013 Study and those subsequently developed by the Company for optimization and reducing Project costs.  The Company also plans to continue critical baseline environmental studies to maintain the integrity of six years of historical data already compiled.

2015 Metallurgical, Field, and Engineering Work Plan

Due to the potential importance of the head grade evaluation performed during 2014, a significant multi-phase metallurgical test work program is already underway in an attempt to validate the observed higher calculated head grades.  For subsequent phases of this program, bulk samples of several thousand kilograms of each of the major rock types have been selected and are being prepared for shipment.  The objectives of the 2015 metallurgical test program are to:

•                  Optimize the gravity circuit

•                  Optimize the grind size and power consumption

•                  Optimize the reagent consumption

•                  Optimize the leach retention time

•                  Confirm the overall recoveries by rock type

•                  Provide additional confirmation of the Project head grades.

Review of the feasibility test work to date indicates that there is a potential that further optimization of the parameters noted above could result in capital and operating expenditure reductions for the Project.  However, until this multi-phase metallurgical program has been completed, there can be no assurance that the head grade differences observed to date, or the potential process optimizations and cost savings opportunities identified, will in fact be realized.

Field work will be conducted in 2015 to advance the environmental baseline and to evaluate alternatives for fresh water supply with potential to reduce Project costs.

Once the test work and field work are completed and the process costs are better defined, these costs will then serve as input to an engineering phase that will evaluate and optimize the Project configuration and capital and operating expenditures, including determining the optimum scale for the Project, any of which may be different than that assumed in the September 2013 Study.  In order to support the completion of this work plan, the Company anticipates spending approximately $10 million, including general and administrative expenses, during the 2015 fiscal year ending December 31, 2015.

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

ITH has created a Technical Committee, which has adopted a formal, written charter.  As set out in its charter, the overall purpose of the Technical Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the Company’s continuing commitment to improving the environment and ensuring that activities are carried out and facilities are operated and maintained in a safe and environmentally sound manner that reflects the ideals and principles of sustainable development. The primary function of the Technical Committee is to monitor, review and provide oversight with respect to the technical aspects of the Company’s projects as well as monitor policies, standards, accountabilities and programs relative to health, safety, community relations and environmental-related matters. The Technical Committee also advises the Board and makes recommendations for the Board’s consideration regarding health, safety, community relations and environmental-related issues.

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

Corporate Structure

ITH was incorporated under the Company Act (British Columbia) under the name “Ashnola Mining Company Ltd.” on May 26, 1978.  ITH’s name was changed to “Tower Hill Mines Ltd.” on June 1, 1988, and subsequently changed to “International Tower Hill Mines Ltd.” on March 15, 1991.  ITH has been transitioned under, and is now governed by, the Business Corporations Act (British Columbia).  On November 15, 2005, the shareholders resolved to amend the Company’s Articles to increase its authorized capital from 20,000,000 common shares without par value to 500,000,000 common shares without par value.  This increase became effective on April 20, 2006.

ITH has three material subsidiaries:

•                  Tower Hill Mines, Inc. (“TH Alaska”), a corporation incorporated in Alaska on June 27, 2006, which holds most of the Company’s Alaskan mineral properties and is 100% owned by ITH;

•                  Tower Hill Mines (US) LLC, a limited liability company formed in Colorado on June 27, 2006, which carries on the Company’s administrative and personnel functions and is wholly owned by TH Alaska; and

•                  Livengood Placers, Inc., a corporation incorporated in Nevada on June 11, 1998, which holds certain Alaskan properties and is 100% owned by TH Alaska.

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

	December 31, 2014	December 31, 2013	December 31, 2012
Canada:	$10,477	$11,994	$14,317
United States:	55,230,692	55,259,960	55,248,961
Total:	$55,241,169	$55,271,954	$55,263,278

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

Employees

At December 31, 2014, the Company had 12 full-time employees.  The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering and corporate governance.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could materially and adversely affect our business, operating results and financial condition, as well as materially and adversely affect the value of an investment in our common shares. The risks described below are not the only ones facing the Company. Additional risks that we are not presently aware of, or that we currently believe are immaterial, may also adversely affect our business, operating results and financial condition. We cannot assure you that we will successfully address these risks or that other unknown risks exist that may affect our business.

Risks Related to Our Business

Our success depends on the development and operation of the Livengood Gold Project, which is our only project and which, as contemplated in the September 2013 Study, is not commercially viable at current gold prices.

Our only property at this time is our Livengood Gold Project, which is in the exploration stage. We have issued the September 2013 Study on the Livengood Gold Project which indicates that the Project generates a minimal positive return at a gold price of $1,500 per ounce.  The price of gold is $1,169 per ounce as of March 9, 2015, and the Project as contemplated in the September 2013 Study is not commercially viable at current gold prices.  While management is exploring opportunities identified in the September 2013 Study, as well as those developed by the Company subsequent to the September 2013 Study, for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful, that any of the optimization opportunities or cost savings will in fact be realized or that the price of gold will increase sufficiently to warrant a decision to develop the Project.  If the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose most or all of their investment in our common shares.

While we may be successful in outlining potential optimizations that might improve the economics of the Project, there can be no assurance that any such optimizations can actually be incorporated into the Project.

While a review of the feasibility test work to date on the Project indicates that there is the potential to further optimize the specific parameters of the Project, and that such optimizations may result in lower capital costs and operating costs for the Project, there can be no assurance that, even if such optimizations can be achieved and shown to have such effect, it will be possible to actually change the scope, size, scale and parameters of any revised Project configuration to actually incorporate the optimized results.  Even if such optimization testwork shows that optimization will improve capital or operating costs for the Project, it may not be possible to re-scale the Project so as to take advantage of all or any part of the optimized processes and therefore it may not be possible, in fact, to derive any benefit from the optimization work or studies carried out.

If we are unable to secure the appropriate financing to settle the derivative liability related to the purchase of certain lands at the Project, we may lose all of our interest in the Project.

During 2011, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project (“Purchased Claims”).  The aggregate consideration for the Purchased Claims was $13,500,000 in cash plus an additional contingent payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition.  The contingent payment will equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce.  If the Average Gold Price is less than $720, there will be no additional contingent payment.  As at December 31, 2014, the Company’s estimate of the amount of the contingent payment is $14,700,000.  This contingent payment, which is due in January, 2017, significantly exceeds the Company’s available cash resources, and therefore the Company will be required to secure significant additional financing on or before January, 2017 in order to be able to make this payment.  The obligation to make the contingent payment is secured by a Deed of Trust over the rights of the Company in the Purchased Claims in favour of the vendors.  If the Company is unsuccessful in raising the required capital to make the contingent payment, the vendors of the Purchased Claims will have the right to enforce their rights under the Deed of Trust, including the power of sale thereunder, thereby resulting in the Company losing any rights to the Purchased Claims.  Any such loss could materially and adversely affect the ability of the Company to proceed with any development of, or mining at, the Livengood Gold Project.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses and have had no revenue from operations since inception, and we expect to continue to incur losses in the future. We have not commenced commercial production on the Livengood Gold Project and we have no other mineral properties. We have no revenues from operations, and we anticipate we will have no operating revenues and will continue to incur operating losses until such time, if ever, as we place the Livengood Gold Project into production and such project generates sufficient revenues to fund continuing operations. The Project is currently in the exploration stage and, as contemplated in the September 2013 Study, is not commercially viable at current gold prices. Our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at the Livengood Gold Project.

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

Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. The Company does not presently have sufficient financial resources or a source of operating cash flow to undertake by itself to complete the permitting process and, if a production decision is made, the construction of a mine at the Livengood Gold Project. The completion of the permitting process, and any construction of a mine at the Livengood Gold Project following the making of a production decision, will therefore depend upon the Company’s ability to obtain financing through the sale of its equity securities, enter into a joint venture or strategic alliance relationship, secure significant debt financing or find alternative means of financing. There is no assurance that the Company will be successful in obtaining the required financing on favorable terms or at all. Even if the results of exploration are encouraging, the Company may not be able to obtain sufficient financing to conduct the further exploration that may be necessary to determine whether or not a commercially mineable deposit exists.

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

We are considered an exploration stage company and will continue to be such until we identify commercially viable reserves on our properties and develop our properties. We have no producing properties and have never generated any revenue from our operations. We have issued the September 2013 Study using the then trailing three year gold price of $1,500 per ounce.  Based on the September 2013 Study the Project generates a minimal positive return; however, the Project is not commercially viable at current gold prices.  The majority of exploration projects do not result in the discovery of commercially mineable deposits of ore. Further exploration and substantial expenditures are required to establish ore reserves through drilling and metallurgical and other testing techniques, determine metal content and metallurgical recovery processes to extract metal from the ore, and construct, renovate or expand mining and processing facilities. No assurance can be given that any level of recovery of ore reserves will be realized or that any identified mineral deposit will ever qualify as a commercial mineable ore body which can be legally and economically exploited. If we are not able to identify commercially viable mineral deposits or profitably extract minerals from such deposits, our business would be materially adversely affected and our shareholders could lose all or a substantial portion of their investment.

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

Our reserve and resource estimates are not directly comparable to those made in filings subject to SEC reporting and disclosure requirements, as we report reserves and resources in accordance with Canadian practices. These practices are different from the practices used to report reserve and resource estimates in reports and other materials filed with the SEC. It is Canadian practice to report measured, indicated and inferred mineral resources (and in certain circumstances, deposits that are not measured, indicated or inferred mineral resources but that are targeted for further exploration), which are generally not permitted in disclosure filed with the SEC by U.S. issuers. In the United States and in Canada, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. U.S. investors are cautioned not to assume that all or any part of measured, indicated or inferred mineral resources will ever be converted into reserves.

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

The volatility in gold prices is illustrated by the following table, which presents the high, low and average fixed price in U.S. dollars for an ounce of gold, based on the London Bullion Market Association P.M. fix, over the past five years:

	High	Low	Average
2010	$1,421	$1,058	$1,225
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,410
2014	$1,385	$1,142	$1,266
January 1, 2015 to March 9, 2015	$1,296	$1,169	$1,234

Our results of operations could be affected by currency fluctuations.

The Livengood Gold Project is located in the United States, with most costs associated with the Project paid in U.S. dollars, and the Company maintains its accounts in Canadian and U.S. dollars, making it subject to foreign currency fluctuations. There can be significant swings in the exchange rate between the U.S. and Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies. Adverse foreign currency fluctuations may cause losses and materially affect the Company’s financial position and results.

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

The activities of the Company are subject to environmental regulations in the jurisdictions in which we operate. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations.  Certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner involving stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in our current and planned operations and future activities and reduce the profitability of operations. It is possible that future changes in these laws or regulations could have a significant adverse impact on the Livengood Gold Project or some portion of our business, causing us to re-evaluate those activities at that time.

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

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The U.S. Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. We are required to undertake the NEPA process for the Livengood Gold Project permitting. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project or the ability to construct or operate the Livengood Gold Project or other properties and may make them entirely uneconomic.

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

The Company’s business of the acquisition, exploration and development, if warranted, of mineral properties is intensely competitive. The Company may be at a competitive disadvantage in acquiring additional mining properties because it must compete with other individuals and companies, many of which may have greater financial resources, operational experience and technical capabilities than the Company. The Company may also encounter increasing competition from other mining companies in efforts to hire experienced mining professionals, including in respect of the Company’s ongoing search to fill the role of chief financial officer.  Increased competition could adversely affect the Company’s ability to attract necessary capital funding, acquire suitable producing properties or prospects for mineral exploration in the future, or attract or retain key personnel or outside technical resources.

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. It may be anticipated that any quoted market for our common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2014, the price of our common shares on the Toronto Stock Exchange ranged from a low of C$0.36 to a high of C$1.30, and on the NYSE MKT ranged from a low of $0.32 to a high of $1.18.  From January 1, 2015 to March 9, 2015, the price of our common shares on the TSX ranged from a low of C$0.45 to a high of C$0.75, and on the NYSE MKT ranged from a low of $0.34 to a high of $0.62.  There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, shareholders may be unable to resell their shares at a desired price.

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

We have not paid dividends on our common shares to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop the Livengood Gold Project and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of the Board.

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

We likely constituted a passive foreign investment company (“PFIC”) during the fiscal year ended December 31, 2014, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2014, and we expect that we will be a PFIC in the current year and that we may continue to be classified as a PFIC in future years.  The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year and accordingly no assurances can be given regarding the Company’s PFIC status for the current year or any future year.  If ITH is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares.  For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

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

The Company is in the process of optimizing the Livengood Gold Project and does not mine, produce or sell any mineral products at this time.  The Company controls 100% of the Livengood Gold Project, which has a mineral resource of 731 million measured tonnes at an average grade of 0.61 g/tonne (14.4 million ounces at 0.3 g/tonne cut-off), 71 million indicated tonnes at an average grade of 0.56 g/tonne (1.3 million ounces at 0.3 g/tonne cut-off) and 266 million inferred tonnes at an average grade of 0.52 g/tonne (4.4 million ounces at 0.3 g/tonne cut-off).   In 2013 the Company issued the results of the September 2013 Study which converted a portion of the Company’s mineral resources into proven reserves of 434 million tonnes at an average grade of 0.69 g/tonne (9.6 million ounces) and probable reserves of 20 million tonnes at an average grade of 0.70 g/tonne (454,000 ounces) based on a gold price of $1,500 per ounce.  During 2015, the Company will continue to investigate opportunities as identified in the September 2013 Study and those subsequently developed by the Company for optimization and reducing project costs.  The Company also plans to continue critical baseline environmental studies to maintain the integrity of six years of historical data already compiled.

The Company relies upon consultants and contractors to carry on many of its activities and, in particular, to carry out drilling programs at the Livengood Gold Project and in connection with metallurgical test work, engineering and the preparation of technical reports on the Project.  However, as ITH expands its activities, it may choose to hire additional employees rather than relying on consultants.

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

The Livengood Gold Project straddles and is accessed via the Elliot Highway, a paved, all weather road linking the north slope oil fields at Prudhoe Bay to central and southern Alaska through Fairbanks. At present there are no full time residents in the former mining town of Livengood.  A number of unpaved roads have been developed in the area providing excellent access. A 427m (1400-foot) runway is located 6 km (3.7 miles) to the southwest near the former Alyeska Pipeline Company Livengood Camp and is suitable for light aircraft. The Livengood Gold Project is also adjacent to the Alyeska Pipeline corridor, which transports crude oil from Prudhoe Bay south.  This corridor contains a fiber optic communications cable utilized at the Livengood Gold Project.

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

The September 2013 Study developed site layout plans for the infrastructure required at the Livengood Gold Project. This included evaluating mine shops; process, water and tailing management facilities; power; access roads; administration offices; and camp facilities.

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

100% owned patented mining claims

•                  U.S Mineral Survey 2447, located on lower Livengood Creek, subject to the December 2011 land purchase agreement described below and further subject to an agreement to allow Larry Nelson as agent for Heflinger to operate a placer mine on MS 2447, through December 31, 2014.

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

Leased property

•       Alaska Mental Health Trust Lease.  A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development.  The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation.  A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease.  In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011.  As of December 31, 2014, there were 9,970 acres included in the AMHT lease.

•       Hudson/Geraghty Lease.  A lease of 20 federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.   The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors.  The Company may purchase 1% of the royalty for $1,000,000.

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

Patented claims (undivided interests less than 100%)

•                  An undivided 5/6th interest in that certain patented placer mining claim known as the “Kinney Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•                  An undivided 5/9th interest in that certain patented placer mining claim known as the “Union Bench Association” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

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

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment of $35/claim to be paid to the state (by November 30th of each year), for the first five years, $70 per year for the second five years, and $170 per year thereafter. These rental rates are multiplied by 4 for each 160 acre claim.  As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year.  In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year.  Excess work can be carried forward for up to four years.  If the rental is paid and the work requirements are met, the claims can be held indefinitely.  The work completed by the Company during the 2014 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2018 on all State of Alaska mining claims.

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

December 2011 Land Purchase Agreement

In December 2011, the Company completed a transaction to acquire certain mining claims and related rights in the vicinity of the Livengood Gold Project.  This acquisition included both mining claims and all of the shares of Livengood Placers, Inc.  These assets were purchased on December 13, 2011 for aggregate consideration of $36,600,000 allocated between cash consideration of $13,500,000 and a derivative liability of $23,100,000.  The derivative liability is a contingent payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition.  The derivative liability (payable in January 2017) will equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce. If the Average Gold Price is less than $720, there will be no additional contingent payment.  The subject ground was previously vacant or was used for placer gold mining.

No placer mineral reserves or mineral resources have been established on the ground subject to this agreement. However, records exist for 2,370 placer drill holes that have been completed on the subject ground between 1933 and 2011.   Of these, the 945 holes completed between 1933 and 1984 were primarily 6” churn drill holes.  The 1,425 drill holes completed between 1984 and 2000 were 8” RC rotary drill holes utilizing a center return tri-cone bit.  All lands controlled by the Company, including the lands acquired pursuant to this agreement, were evaluated as appropriate for integration into the September 2013 Study for the Livengood Gold Project.

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

In 2009, the Company completed 12 diamond drill holes totaling 4,572m and 195 RC holes totaling 59,757m.   Six of the diamond drill holes were drilled across the NNW-trending Core Zone in order to better understand the structural controls and to test the depth continuity of the mineralization. This drilling confirmed that the Core Zone is the locus of a swarm of 0.2 - 1.0m thick southerly dipping dikes. In addition, a number of larger (+10m thick) steeply dipping NNW-trending dikes were observed, suggesting that ENE extension may have occurred at about the time of dike magmatism.  The RC holes were primarily targeted at grid infill drilling to improve resource estimation of the Core Zone and a step-out program that led to discovery and delineation of the Sunshine and Tower Zones.

In 2010, the Company completed 40 diamond drill holes totaling 13,631m and 198 RC holes totaling 56,550m.

These holes, filled in between the Core and Sunshine Zones, expanded the SW Zone and infilled to 50m spacing in the Core and Sunshine Zones.

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

In 2011, the Company continued with resource definition drilling, completing 26,163m of RC drilling and 11,468m of diamond drilling. Two areas of the deposit, the Core and Sunshine crosses, were selected for 15m-spaced RC in-fill drilling on crosses with north-south and east-west legs 150m in length.  A third area, Area 50 in the Sunshine Zone, measuring 195m by 240m, was drilled on a 37.5m grid with alternating core and RC drilling.  Two resources were generated for each volume using ordinary kriging on samples composited to 10m lengths: the first including those portions of the 50m grid drilling within the volume; and a second using both the grid and close-spaced drilling within the same volume. On average, the effect of the increased drilling density on tonnage, grade, and contained ounces of gold was less than 1%  and confirmed the integrity of the previously reported resource estimate.  In 2011, the Company broadened the scope of the field program to include 2,240m of exploration drilling outside the resource area, as well as 8,932m of geotechnical drilling and 1,192m of large diameter groundwater test wells.

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

No drill programs were completed during 2013 as the Company completed and issued the September 2013 Study.

The Company did not complete any material exploration at the Project in 2014.

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

Core materials are collected at the drill site and placed in core boxes. Run blocks, orientation blocks and depths are placed in the boxes at site. The core is transported to a sample management facility at the Project, where it is described, then sawn in half. Half of the core is collected for assaying and half remains for reference. Core samples are weighed before shipping.

The Company’s geologic work program at Livengood was designed and is supervised by Chris Puchner, Chief

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

Data entry and database validation procedures have been checked and found to conform to industry practices. Procedures are in place to minimize data entry errors. These include pre-numbered, pre-tagged, bar-coded bags, and bar-coded data entry methods which relate all information to sample and drill interval information. Likewise, data validation checks are run on all information used in the geologic modeling and resource estimation process. Database entries for a random sample (10%) of drill holes used for the resource estimate were checked against the original assay certificates by one of the independent authors of the September 2013 Study and the error rate was found to be within acceptable limits.

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

September 2013 Study

In September 2013, the Company filed the September 2013 Study with respect to the feasibility study to evaluate the Livengood Gold Project, which indicates that the Project generates a minimal positive return at a gold price of $1,500 per ounce.  At the current gold price, the Project as contemplated in the September 2013 Study is not commercially viable.  Readers are encouraged to review the entire September 2013 Study on SEDAR, with particular emphasis on the sensitivity analyses contained therein.

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

The Company has been conducting extensive, multi-disciplinary environmental baseline studies in and around the Project area since 2008 in order to understand the current environmental conditions and to allow Project design to be optimized to minimize potential environmental effects.  The environmental baseline programs conducted or currently underway at the Project include:

•                  surface water and hydrology;

•                  groundwater hydrogeology;

•                  geohydrology;

•                  wetlands and vegetation;

•                  meteorology and air quality;

•                  aquatic life and resources;

•                  wildlife and habitat;

•                  cultural resources;

•                  rock characterization; and

•                  geochemical characteristics.

Based on review of the studies completed to date, The Company believes that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Project.

Looking forward to potential project development, a site-specific monitoring plan and water management plan for both operations and post mine closure will be developed  in conjunction with detailed engineering and project permit planning.  Development of the Livengood Gold Project will require a number of state and federal permits.  Federal permits will be issued pursuant to the National Environmental Policy Act (NEPA) and Council of Environmental Quality (CEQ).   In fulfillment of the NEPA requirements, the Livengood Gold Project will be required to prepare an Environmental Impact Statement.   Although at this time it is unknown which department will become the lead federal agency, the State of Alaska is expected to take a cooperating role to coordinate the NEPA review with the State permit process. Actual permitting timelines are controlled by the NEPA review and U.S. Federal and State agency decisions. There are no municipal or community agreements required for the Livengood Gold Project.

ITEM 3.  LEGAL PROCEEDINGS

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports.  These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”).  During the fiscal year ended December 31, 2014, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE MKT under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “IW9”.  The following table sets forth the highest and lowest intraday sales prices for the common share as reported by the TSX and NYSE MKT for the periods indicated:

	Toronto Stock Exchange		NYSE MKT
Year ended December 31, 2014	C$ High	C$ Low	$ High	$ Low
Fourth Quarter	$0.59	$0.36	$0.53	$0.32
Third Quarter	$0.83	$0.50	$0.78	$0.45
Second Quarter	$0.99	$0.47	$0.91	$0.45
First Quarter	$1.30	$0.43	$1.18	$0.40

Year ended December 31, 2013	C$ High	C$ Low	$ High	$ Low
Fourth Quarter	$0.72	$0.31	$0.69	$0.30
Third Quarter	$0.95	$0.33	$0.90	$0.31
Second Quarter	$1.56	$0.46	$1.55	$0.43
First Quarter	$2.48	$1.35	$2.49	$1.31

As at March 9, 2015, there were 116,313,638 common shares issued and outstanding, and the Company had approximately 108 shareholders of record.  On March 9, 2015, the closing price of the common shares as reported by the TSX and NYSE MKT was C$0.47 and $0.37, respectively.

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

Recent Sales of Unregistered Equity Securities

On December 11, 2014, the Company closed a non-brokered private placement financing through the issuance of common shares in a transaction exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder.  The placement consisted of 18,245,000 common shares issued at C$0.46 per share for gross proceeds of $7,315,917 and was subscribed for by funds managed by Paulson & Co., Inc. and Tocqueville Asset Management, LP, and by certain directors and members of ITH management.  Total share issuance costs for this non-brokered private placement financing amounted to $24,828.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Exchange Controls

Canada has no system of exchange controls. There are no Canadian restrictions on the repatriation of capital or earnings of a Canadian public company to non-resident investors.  There are no laws in Canada or exchange restrictions affecting the remittance of dividends, profits, interest, royalties and other payments to non-resident holders of the Company’s securities, except as discussed in “Certain Canadian Federal Income Tax Considerations for U.S. Resident Holders” below.

There are no limitations under the laws of Canada or in the organizing documents of the Company on the right of foreigners to hold or vote securities of the Company, except that the Investment Canada Act (Canada) may require review and approval by the Minister of Industry (Canada) of certain acquisitions of “control” of the Company by a “non-Canadian.”  The threshold for acquisitions of control is generally defined as being one-third or more of the voting shares of the Company.  “Non-Canadian” generally means an individual who is not a Canadian citizen, or a corporation, partnership, trust or joint venture that is ultimately controlled by non-Canadians.

Certain Canadian Federal Income Tax Considerations for U.S. Resident Holders

This summary is applicable to a holder or prospective purchaser of common shares of the Company who, for the purposes of the Income Tax Act (Canada) (the “Tax Act”) and any applicable treaty and at all relevant times, is not (and is not deemed to be) resident in Canada, does not (and is not deemed to) use or hold the common shares in, or in the course of, carrying on a business in Canada, and is not an insurer that carries on an insurance business in Canada and elsewhere.

This summary is based on the current provisions of the Tax Act, the regulations thereunder, all specific proposals to amend such Act and regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and the Company’s understanding of the administrative policies and assessing practices published in writing by the Canada Revenue Agency prior to the date hereof.  This summary does not otherwise take into account any change in law or administrative policy or assessing practice, whether by judicial, governmental, legislative or administrative decision or action, nor does it take into account other federal or provincial, territorial or foreign tax consequences, which may vary from the Canadian federal income tax considerations described herein.

This summary is of a general nature only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder of common shares and no representation with respect to Canadian federal income tax consequences to any holder of common shares is made herein.  Accordingly, prospective purchasers and holders of common shares should consult their own tax advisers with respect to their individual circumstances.

Dividends on Common Shares

Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of any applicable tax treaty) will be payable on dividends (or amounts paid or credited on account or in lieu of payment of, or in satisfaction of, dividends) paid or credited to a holder of common shares.  Under the Canada—U.S. Income Tax Convention (1980), as amended (the “Canada—U.S. Treaty”), the withholding tax rate is generally reduced to 15% for a holder entitled to the benefits of the Canada—U.S. Treaty who is the beneficial owner of the dividends (or 5% if the holder is a company that owns at least 10% of the common shares).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be entitled to the benefits of the Canada—U.S. Treaty.  Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisers regarding the extent, if any, to which the benefits of the Canada—U.S. Treaty will be extended to the entity in respect of its common shares.

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

Common shares of the Company generally will not be “taxable Canadian property” to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a designated stock exchange (which currently includes the TSX and NYSE MKT), unless at any time during the 60-month period that ends at that time: (a) one or any combination of (i) such holder, (ii) persons not dealing at arm’s length with such holder and (iii) partnerships in which such holder or a person described in (ii) holds a membership interest directly or indirectly through one or more partnerships, owned 25% or more of the issued shares of any class or series of the capital stock of the Company; and (b) more than 50% of the fair market value of the common shares disposed of was derived directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Tax Act), “timber resource properties” (as defined in the Tax Act), and options in respect of, or interests in, or civil law rights in, any such properties (whether or not such property exists).  In certain circumstances set out in the Tax Act, the common shares may be deemed to be “taxable Canadian property”.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The following is a discussion of certain material U.S. federal income tax consequences to U.S. Holders (as defined below) of acquiring, owning, and disposing of our common shares.  This discussion does not purport to be a comprehensive description of all of the U.S. tax considerations that may be relevant to a particular person’s decision to acquire the common shares, including any state, local or non-U.S. tax consequences of acquiring, owning, and disposing of Company common shares.  This discussion applies only to those U.S. Holders that hold Company common shares as capital assets for U.S. tax purposes (generally, for investment and not in connection with the carrying on of a trade or business) and does not address all aspects of U.S. federal income tax law that may be relevant to investors that are subject to special or different treatment under U.S. federal income tax law (including, for example, a holder liable for the alternative minimum tax or a holder that actually or constructively owns 10% or more by voting power or value of our common shares).  This discussion is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, existing and proposed U.S. Treasury regulations, published rulings and other administrative guidance of the U.S. Internal Revenue Service (the “IRS”) and court decisions, all as in effect on the date hereof.  These laws are subject to change or differing interpretation by the IRS or a court, possibly on a retroactive basis.  This discussion also assumes that the Company is not, and will not become, a controlled foreign corporation (“CFC”) as defined for U.S. federal income tax purposes.

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

If a partnership (including any entity treated as a partnership for U.S. federal income tax purposes) is a beneficial owner of the common shares, the U.S. tax treatment of a partner in the partnership generally will depend on the status of the partner and the activities of the partnership. A holder of the common shares that is a partnership and partners in such a partnership should consult their own tax advisors about the U.S. federal income tax consequences of acquiring, owning, or disposing of Company common shares.

Distributions

Subject to the passive foreign investment company rules discussed below, should a distribution be made, a U.S. Holder must include in gross income as dividend income the gross amount of any distribution paid on the common shares (including the amount of any non-U.S. taxes withheld from such amount), to the extent such distribution is paid out of our current or accumulated earnings and profits (as determined for U.S. federal income tax purposes).

Distributions in excess of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will first be treated as a non-taxable return of capital to the extent of the U.S. Holder’s basis in the common shares and thereafter as gain from the sale or exchange of common shares.  See “Sale, Exchange, or Other Disposition of Common Shares” below.

Dividends received by U.S. Holders that are individuals, estates, or trusts will be taxed at preferential rates if such dividends meet the requirements of “qualified dividend income.”  Dividends that fail to meet such requirements, and dividends received by corporate U.S. Holders, are taxed at ordinary income rates.  In order for dividends to qualify as “qualified dividend income,” an entity must be considered a “qualified foreign corporation” and certain other requirements must be met.  While we believe the Company is a qualified foreign corporation, a dividend received by a U.S. Holder will not be qualified dividend income if the Company is a passive foreign investment company for the taxable year during which the dividend is paid or the immediately preceding taxable year.  See the discussion below regarding our passive foreign investment company status under “Passive Foreign Investment Company Rules.”  In the case of a corporate U.S. Holder, dividends received generally will not be eligible for the dividends-received deduction.

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

Sale, Exchange, or Other Disposition of Common Shares

Subject to the passive foreign investment company rules discussed below, a U.S. Holder that sells or otherwise disposes of Company common shares will recognize capital gain or loss for U.S. federal income tax purposes equal to the difference between (i) the U.S. dollar value of the amount realized on the sale or disposition and (ii) the tax basis, determined in U.S. dollars, of such common shares.  Such gain or loss will be treated as long-term capital gain or loss if the U.S. Holder’s holding period is greater than one year at the time of sale, exchange, or other disposition.  Long-term capital gains of individuals are generally subject to preferential maximum U.S. federal income tax rates.  A U.S. Holder’s ability to deduct capital losses is subject to certain limitations.

Passive Foreign Investment Company Rules

If the Company is considered a “passive foreign investment company” (a “PFIC”) for U.S. federal income tax purposes at any time during a U.S. Holder’s holding period, then certain potentially adverse tax consequences apply to such U.S. Holder’s acquisition, ownership, and disposition of common shares.  In general, a non-U.S. corporation will be a PFIC in any taxable year in which, after applying certain look-through rules, either (1) at least 75% of its gross income for the taxable year is passive income; or (2) at least 50% of the average value (determined on a quarterly basis) of its assets is attributable to assets that produce or are held for the production of passive income.  Passive income generally includes dividends, interest, royalties, rents (other than certain rents and royalties derived in the active conduct of a trade or business), and the excess of gains over losses from the disposition of certain assets that produce passive income. If a foreign corporation owns at least 25% by value of the stock of another corporation, the foreign corporation is treated for purposes of the PFIC tests as owning its proportionate share of the assets of the other corporation, and receiving directly its proportionate share of the other corporation’s income.

We believe that we were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2014, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years.  The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year and accordingly no assurances can be given regarding the Company’s PFIC status for the current year or any future year.  The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

A U.S. Holder that holds common shares while the Company is a PFIC may be subject to increased tax liability upon the sale, exchange, or other disposition of the common shares or upon the receipt of certain distributions, regardless of whether the Company is a PFIC in the year in which such disposition or distribution occurs.  These adverse tax consequences include:

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

While there are certain U.S. federal income tax elections (described below) that can be made to mitigate the adverse tax consequences described above such elections are only available in limited circumstances and must be made in a timely manner.  These rules are very complex and U.S. Holders are urged to consult their own tax advisers regarding the potential of making an election to mitigate the adverse consequences described above of the Company being classified as a PFIC.

Qualifying Electing Fund (“QEF”) Election.  A U.S. Holder of stock in a PFIC, including the Company, may make a QEF election with respect to such PFIC to elect out of the tax treatment discussed above.  Generally, a QEF election should be made with the filing of a U.S. Holder’s U.S. federal income tax return for the first taxable year for which both (i) the U.S. Holder holds common shares of ITH, and (ii) the Company was a PFIC.  A U.S. Holder that timely makes a valid QEF election with respect to a PFIC will generally include in gross income for a taxable year (i) as ordinary income, such holder’s pro rata share of the Company’s ordinary earnings for the taxable year, and (ii) as long-term capital gain, such holder’s pro rata share of the Company’s net capital gain for the taxable year.  However, the QEF election is available only if such PFIC provides such U.S. Holder with certain information regarding its earnings and profits as required under applicable U.S. Treasury regulations.  There can be no assurance that ITH will provide U.S. Holders with the information required for them to make a QEF election.

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

Because our common shares are regularly traded on TSX, the NYSE MKT, and the Frankfurt Stock Exchange, we anticipate that our common shares will be classified as “marketable stock.”  No assurances can be given, however, that our common shares are or will be marketable stock.

Form 8621 (Information Return by a Shareholder of a Passive Foreign Investment Company of Qualified Electing Fund).  U.S. Holders who own common shares during any year in which the Company is a PFIC must file IRS Form 8621 with their U.S. federal income tax return for each year in which such holder owns common shares and either recognizes gain on a disposition of such common shares, receives certain distributions from the Company, or makes a “reportable election.”  Pursuant to Code Section 1298(f), all U.S. Holders may be required to provide annual information regarding ownership of an interest in a PFIC.  As of the date hereof, however, the IRS has suspended the reporting requirements imposed under Code Section 1298(f) for PFIC shareholders that are not otherwise required to file IRS Form 8621.

The PFIC rules are complex, and U.S. Holders should consult their own tax advisors regarding the PFIC rules and how they may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of common shares in the event the Company is a PFIC at any time during such holding period for such common shares.

Medicare Tax

A U.S. Holder that is an individual or estate, or a trust that does not fall into a special class of trusts that is exempt from such tax, will be subject to a 3.8% tax on the lesser of (1) the U.S. Holder’s “net investment income” for the relevant taxable year and (2) the excess of the U.S. Holder’s modified gross income for the taxable year over a certain threshold (which in the case of an individual will be between $125,000 and $250,000, depending on the individual’s circumstances).  A holder’s net investment income will generally include dividend income and net gains from the disposition of common shares, unless such dividends or net gains are derived in the ordinary course of the conduct of a trade or business (other than a trade or business that consists of certain passive or trading activities).  U.S. Holders are urged to consult their own tax advisors regarding the applicability of the Medicare tax in respect of their investment in the common shares.

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

Information Reporting and Backup Withholding

Payments made within the United States or by a U.S. payor or U.S. middleman, of dividends on, and/or proceeds arising from the sale or other taxable disposition of, common shares will generally be subject to information reporting and backup withholding tax (currently at a 28% rate) if a U.S. Holder (a) fails to furnish such U.S. Holder’s correct U.S. taxpayer identification number (generally on Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth in the table below has been taken from the Company’s audited consolidated financial statements and should be read in conjunction with those financial statements and the notes thereto. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The selected historical financial data is qualified in its entirety by, and should be read in conjunction with, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto attached hereto under Item 8, Financial Statements and Supplementary Data.

Description	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Seven Months Ended December 31, 2011	Year Ended May 31, 2011	Year Ended May 31, 2010
Net loss — continuing operations	$(7,767,096)	$(9,852,480)	$(56,643,462)	$(43,309,957)	$(47,421,873)	$(32,232,664)
Net loss — discontinued operations	—	—	—	—	(1,037,912)	(3,452,307)
Net loss	(7,767,096)	(9,852,480)	(56,643,462)	(43,309,957)	(48,459,785)	(35,684,971)
Basic and diluted loss per common share from continuing operations	$(0.08)	$(0.10)	$(0.62)	$(0.50)	$(0.61)	$(0.54)
Basic and diluted loss per common share from discontinued operations	$—	$—	$—	$—	$(0.01)	$(0.06)

Description	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	May 31, 2011	May 31, 2010

Working capital	$12,614,361	$12,699,227	$27,676,797	$45,813,618	$112,150,621	$41,154,660
Current assets	13,763,531	14,192,923	31,424,066	56,133,233	116,318,862	42,374,537
Total assets	69,004,700	69,464,877	86,687,344	109,304,085	121,798,663	50,134,706
Current liabilities	1,149,170	1,493,696	3,747,269	10,319,615	4,168,241	1,219,877
Total liabilities	15,849,170	16,293,696	26,147,269	31,119,615	4,168,241	1,219,877
Shareholders’ equity	$53,155,530	$53,171,181	$60,540,075	$78,184,470	$117,630,422	$48,914,829

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Current Business Activities

General

Livengood Gold Project Developments

During the year ended December 31, 2014 and to the date of this report, the Company progressed on a number of opportunities, including those identified in the September 2013 Study and those subsequently developed by the Company, for optimization and with the potential for reducing Project costs. The 2014 work has developed an improved production schedule, as compared to the September 2013 Study, and generated detailed work plans for 2015.  During 2014, in addition to the mine production scheduling and detailed metallurgical test work review, power supply alternatives were reviewed to determine how changing energy supply dynamics might impact the Project assumptions regarding electrical generation.  Construction and operations camp alternatives were reviewed to better define the costs of supporting the manpower requirements for the Project. The Company has also continued to advance environmental baseline work in support of future permitting in order to better position the Project for a construction decision when warranted by market conditions. The 2015 work plans will include additional metallurgical tests and engineering and focus on all aspects of the Project, including confirmation of the flow sheet and optimizing the operating costs.  Once defined, these operating costs will then be used to evaluate and optimize the Project configuration and capital costs, including determination of the optimum scale for the Project. The Company will also continue to advance environmental baseline work in support of future permitting and to evaluate alternatives for fresh water supply with potential to reduce Project costs.

Financing

During the fourth quarter of 2014, the Company closed a non-brokered private placement financing through the issuance of 18,245,000 common shares issued at C$0.46 per share for gross proceeds of $7,315,917. The financing closed on December 11, 2014. Total share issuance costs for this non-brokered private placement financing amounted to $24,828. This financing will allow the Company to continue to pursue opportunities for Project optimization with its 2015 work plan as further described below.

Management Change

In December 2014, the Company announced the resignation of Tom Yip, its Chief Financial Officer, effective December 31, 2014. Mr. Yip will provide transitional services to the Company as a consultant to insure financial continuity and oversight for a period of three to six months after December 31, 2014. The Company is evaluating the most cost effective structure to fill the role of chief financial officer and is searching for a replacement for Mr. Yip.

2015 Metallurgical, Field, and Engineering Work Plan

A multi-phase metallurgical test work program is underway with the following objectives:

•                  Optimize the gravity circuit

•                  Optimize the grind size and power consumption

•                  Optimize the reagent consumption

•                  Optimize the leach retention time

•                  Confirm the overall recoveries by rock type

•                  Provide additional confirmation of the Project head grades.

Review of the feasibility test work to date indicates that there is a potential that further optimization of the parameters noted above could result in capital and operating expenditure reductions for the Project.  However, until this multi-phase metallurgical program has been completed, there can be no assurance that the head grade differences observed to date, or the potential process optimizations and cost savings opportunities identified, will in fact be realized.

Field work will be conducted in 2015 to advance the environmental baseline and to evaluate alternatives for fresh water supply with potential to reduce Project costs.

Once the test work and field work is completed and the process costs are better defined, these costs will then serve as input to an engineering phase that will evaluate and optimize the Project configuration and capital and operating expenditures, including determining the optimum scale for the Project, any of which may be different than that assumed in the September 2013 Study.

Summary of Quarterly Results

Description	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net loss	$(1,654,469)	$(1,170,906)	$(1,431,402)	$(3,510,319)
Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.01)	$(0.04)

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Net loss	$(1,022,387)	$(4,124,761)	$(642,050)	$(4,063,282)
Basic and diluted net loss per common share	$(0.01)	$(0.04)	$(0.01)	$(0.04)

Significant fluctuations in the Company’s quarterly net loss have mainly been the result of changes in the valuation of the Company’s derivative liability. The fluctuation in the derivative liability is caused by changes in the price of gold during the period along with the expected price of gold through the term of the derivative liability which is payable in January 2017. The following table presents the unrealized gain or loss on the valuation of the derivative for each quarterly period during the years ended December 31, 2014 and 2013:

Three months ended:	2014 Unrealized Gain/(Loss)	2013 Unrealized Gain/(Loss)
March 31	$(1,500,000)	$1,500,000
June 30	$800,000	$4,200,000
September 30	$400,000	$—
December 31	$400,000	$1,900,000

Results of Operations

Year ended December 31, 2014 compared to Year ended December 31, 2013

The Company had cash and cash equivalents of $13,521,473 at December 31, 2014 compared to $13,925,601 at December 31, 2013. The Company incurred a net loss of $7,767,096 for the year ended December 31, 2014, compared to a net loss of $9,852,480 for the year ended December 31, 2013. The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2014 and the year ended December 31, 2013.

Mineral property exploration expenses for the year ended December 31, 2014 totaled $2,631,974. During the year ended December 31, 2013 total mineral property exploration expenses were $8,188,995. Mineral property expenses during 2014 were comprised of costs related to environmental baseline data gathering, land maintenance payments and process engineering and metallurgical studies performed to progress the identified opportunities of the Project. Mineral property expenses during 2013 were comprised of costs related to process engineering and metallurgical studies performed to support the completion and filing of the September 2013 Study and environmental baseline data gathering.

Share-based payment charges were $1,285,385 during the year ended December 31, 2014 compared to $3,564,273 during the year ended December 31, 2013. The decrease in share-based payment charges during the period was mainly the result of stock option grants in 2014 at a lower fair value, cancellation of certain options during 2014 and vesting of prior stock option grants during 2013. The Company granted 2,480,000 options during the year ended December 31, 2014 compared to 613,000 options during the year ended December 31, 2013. At December 31, 2014 there was unrecognized compensation expense of $266,229 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.93 years.

Share based payment charges were allocated as follows:

Expense category:	Year ended December 31, 2014	Year ended December 31, 2013
Consulting	$91,584	$1,030,439
Investor relations	67,923	40,935
Wages and benefits	1,125,878	2,492,899
	$1,285,385	$3,564,273

Excluding share-based payment charges of $1,125,878 and $2,492,899, respectively, wages and benefits decreased to $2,820,873 for the year ended December 31, 2014 from $4,370,814 for the year ended December 31, 2013. A decrease in severance expense of approximately $230,000 from 2013 to 2014 along with decreased personnel during the year ended December 31, 2014 contributed to lower wages and benefits expenses At December 31, 2013 the Company reduced its full time staff by approximately 30%.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Other items amounted to income of $606,192 during the year ended December 31, 2014 compared to income of $8,322,291 in the year ended December 31, 2013. Total other income in 2014 resulted from the unrealized gain on the revaluation of the derivative liability of $100,000. This unrealized gain was caused by the decrease in the price per ounce of gold during 2014 and is compared to a gain of $7,600,000 during 2013 which resulted from a greater decrease in the price of gold during 2013. In addition to the unrealized gain on the derivative liability, the Company had a foreign exchange gain of $453,161 during the year ended December 31, 2014 compared to a gain of $917,301 during the year ended December 31, 2013 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. Total other income in 2013 was partially offset by a loss of $298,769 related to the other than temporary impairment of certain available-for-sale securities. The available-for-sale securities were deemed to be other than temporarily impaired based on the fair market value of the securities combined with a continued lack of liquidity.

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

Mineral property exploration expenses for the year ended December 31, 2013 totaled $8,188,995. During the year ended December 31, 2012 total mineral property exploration expenses were $36,253,519 and the Company acquired mineral property assets of $2,127,693. Mineral property expenses during 2013 were comprised of costs related to process engineering and metallurgical studies performed to support the completion and filing of the September 2013 Study and environmental baseline data gathering. Mineral property expenses incurred during 2012 were significantly higher due to geotechnical and condemnation drilling programs as well as an extensive metallurgical test program that took place in 2012. Mineral property expenses during 2012 were comprised of costs related to drilling for geotechnical investigations, environmental baseline data gathering, field costs and engineering in support of data development for completion of the September 2013 Study.

Share-based payment charges were $3,564,273 during the year ended December 31, 2013 compared to $9,206,975 during the year ended December 31, 2012. The decrease in share-based payment charges during the period was mainly the result of stock option grants to new employees and vesting of prior stock option grants during 2012. The Company granted 613,000 options during the year ended December 31, 2013 compared to 6,380,000 options during the year ended December 31, 2012. At December 31, 2013 there was unrecognized compensation expense of $773,275 related to non-vested options outstanding. The cost was expected to be recognized over a weighted-average remaining period of approximately 0.68 years.

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

Other items amounted to income of $8,322,291 during the year ended December 31, 2013 compared to a loss of $1,058,082 in the year ended December 31, 2012. The income amount in 2013 resulted from the unrealized gain on the revaluation of the derivative liability of $7,600,000 for the year ended December 31, 2013. This unrealized gain was caused by the decrease in the price per ounce of gold during 2013 which is used to value the derivative liability. In addition to the unrealized gain on the derivative liability, the Company had a foreign exchange gain of $917,301 during the year ended December 31, 2013 compared to a gain of $68,113 during the year ended December 31, 2012 as a result of the impact on the Company’s U.S. dollar cash balances of an increase in the value of the Canadian dollar compared to the U.S. dollar.

The increase in other income was partially offset by a loss of $298,769 related to the other than temporary impairment of certain available-for-sale securities during the year ended December 31, 2013. The available-for-sale securities were deemed to be other than temporarily impaired based on the fair market value of the securities combined with a continued lack of liquidity. Income of $290,552 from mineral property earn-in was recognized during the year ended December 31, 2012 which was related to the Terra and Chisna properties transferred to Corvus in 2010 compared to no mineral property earn-in income for the year ended December 31, 2013. Interest income during the year ended December 31, 2013 was lower than during the year ended December 31, 2012 by approximately $80,000 due to lower cash balances in 2013.

Liquidity and Capital Resources

The Company has no revenue generating operations from which it can internally generate funds. To date, the Company’s ongoing operations have been predominantly financed through sale of its equity securities by way of private placements and the subsequent exercise of share purchase and broker warrants and options issued in connection with such private placements. However, the exercise of warrants/options is dependent primarily on the market price and overall market liquidity of the Company’s securities at or near the expiry date of such warrants/options (over which the Company has no control) and therefore there can be no guarantee that any existing warrants/options will be exercised. There are currently no warrants outstanding.

As at December 31, 2014, the Company reported cash and cash equivalents of $13,521,473 compared to $13,925,601 at December 31, 2013. The decrease of approximately $0.4 million resulted mainly from expenditures on the Livengood Gold Project of approximately $6.8 million and a negative foreign currency translation impact of approximately $0.9 million offset by net proceeds from financing of approximately $7.3 million. The Company continues to utilize its cash resources to pursue opportunities identified in the September 2013 Study and subsequently identified by the Company, to fund environmental activities required for preservation of baseline database and future permitting as well as to complete corporate administrative requirements.

Investing activities during the year ended December 31, 2014 comprised of solely the transfer of restricted cash to capitalized acquisition costs for land acquisitions that closed in January 2014. During the year ended December 31, 2013 the investing activity was for the increase in restricted cash related to cash in escrow for the land acquisitions closed during January 2014. Investing activities during the year ended December 31, 2012 comprised primarily of mineral property acquisitions of $2,127,693. Mineral property acquisitions during 2012 related to certain mining claims and related rights in the vicinity of the Livengood Gold Project.

Financing activities during the year ended December 31, 2014 provided proceeds of $7,291,089 from the closing of a non-brokered private placement of common shares in December 2014. Total common shares issued in the financing were 18,245,000 at a price of C$0.46 for gross proceeds of $7,315,917. Total share issuance costs were $24,828. The Company had no cash flows from financing activities during the year ended December 31, 2013. Financing activities provided $29,214,249 during the year ended December 31, 2012 on the issuance of common shares through a non-brokered private placement. During the third quarter of 2012, the Company closed a non-brokered private placement financing through the issuance of 11,384,719 common shares. The shares were issued in two stages. The first stage closed on August 3, 2012 and consisted of 9,458,308 common shares issued at C$2.60 per share for gross proceeds of $24,626,029. The second stage of the offering closed on September 17, 2012 and consisted of 1,926,411 common shares issued at C$2.5955 per share for gross proceeds of $5,142,500. The Company paid a cash finder’s fee of 4% of gross proceeds in connection with C$10,000,000 of the total offering. Total share issuance costs for this non-brokered private placement financing amounted to $554,280.

As at December 31, 2014, the Company had working capital of $12,614,361 compared to working capital of $12,699,227 at December 31, 2013. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2015 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs, through the 2015 fiscal year and well into 2016. To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the fiscal year ending December 31, 2015. These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project. Due to the potential importance of the 2014 head grade evaluation to the Project, a significant multi-phase metallurgical test work program has begun in an attempt to validate the observed higher calculated head grades.  The Company anticipates spending approximately $10 million during fiscal year 2015 on metallurgicalwork and project engineering as well as to maintain the environmental baseline activity, and perform required general and administrative duties.

The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project, the contingent payment due in January 2017 and the development of any mine that may be determined to be built at the Livengood Gold Project, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts.  The Company’s review of its financing options includes pursuing a future strategic alliance to assist in further development, permitting and future construction costs.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets.  See “Risk Factors — We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.”  The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise.  Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2015 fiscal year.

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

Contractual Obligations and Commitments

The following table discloses, as of December 31, 2014, the Company’s contractual obligations including anticipated mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2015	2016	2017	2018	2019	2020 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$14,700,000	$—	$—	$—	$14,700,000
Mineral Property Leases(2)	412,398	417,309	422,294	427,353	437,488	442,701	2,559,543
Mining Claim Government Fees	115,205	77,230	77,230	77,230	77,230	77,230	501,355
Office and Equipment Lease Obligations	86,584	—	—	—	—	—	86,584
Total	$614,187	$494,539	$15,199,524	$504,583	$514,718	$519,931	$17,847,482

(1)         The amount payable in January 2017 of $14,700,000 represents the fair value of the Company’s derivative liability as at December 31, 2014 and will be revalued at each subsequent reporting period.

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

The Company’s assessment of impairment related to its capitalized acquisition costs at December 31, 2014 was based on estimated undiscounted future cash flows expected to result from the use and eventual disposition of these assets.  The assessment took into account the Company’s expectation for the future price of gold as well as the probability of achieving certain opportunities to enhance the economics of the Livengood Gold Project as set out in the Company’s September 2013 Study and as subsequently developed by the Company.  Based on this assessment, no impairments were recorded at December 31, 2014.

Derivative

Derivative financial liabilities include the Company’s future contingent payment valued using estimated future gold prices.  Derivatives are initially recognized at their fair value on the date the derivative contract is entered into and are subsequently re-measured at their fair value at each reporting period with changes in the fair value recognized in profit and loss.  Fluctuations in the Company’s derivative liability are driven by the price of gold during the current period and the forecasted price of gold to the end of the term of the liability in December 2016, which is payable in January 2017.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements (“ASU 2014-10”).  ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 are effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods.  Early adoption of this standard is permitted and the Company adopted the provisions of ASU 2014-10 during the quarter ended June 30, 2014.  The adoption of ASU 2014-10 impacts the presentation of the statements of operations and comprehensive income and the statements of cash flows as these statements no longer contain financial information from the inception of the Company to the date of the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has exposure to market risk in areas of interest rate risk, foreign currency exchange rate risk, concentration of credit risk and other price risk.

Interest Rate Risk

Interest rate risk consists of the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates.

The Company’s cash and cash equivalents consists of cash and cash equivalents held in bank accounts in the United States and Canada and short term deposit certificates or Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates.  Future cash flows from interest income on cash and cash equivalents will be affected by interest rate fluctuations.  Due to the short-term nature of these financial instruments, fluctuations in market rates do not have a significant impact on estimated fair values.

At December 31, 2014, the Company held a total of $11,838,462 cash equivalents which consist of interest saving accounts and Guaranteed Investment Certificates.

The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.  The Company’s sensitivity analysis suggests that a 0.5% change in interest rates would affect interest income by approximately $35,000.

Foreign Currency Risk

The Company is exposed to foreign currency risk to the extent that certain monetary financial instruments and other assets are denominated in Canadian dollars.  As the majority of the Company’s assets, aside from cash, are denominated in U.S. dollars, currency risk is limited to those Canadian cash balances.  The Company has not entered into any foreign currency contracts to mitigate this risk.  The Company’s sensitivity analysis suggests that a consistent 5% change in the absolute rate of exchange for the Canadian dollar would affect net assets by approximately $300,000. Furthermore, depending on the amount of cash held by the Company in Canadian dollars at the end of each reporting period using the period end exchange rate, significant changes in the exchange rates could cause significant changes to the currency translation amounts recorded to accumulated other comprehensive income.

As at December 31, 2014, Canadian dollar balances were converted at a rate of C$1 to $0.8620.

Credit Risk

Concentration of credit risk exists with respect to the Company’s Canadian cash and cash equivalents as all amounts are held at one major Canadian financial institution.  Credit risk with regard to cash held in the United States is mitigated as the amount held in the United States is only sufficient to cover short-term requirements.  With respect to receivables at December 31, 2014, the Company is not exposed to significant credit risk as the receivables are principally interest accruals.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders of International Tower Hill Mines Ltd.

We have completed integrated audits of International Tower Hill Mines Ltd.’s December 31, 2014, 2013 and 2012 consolidated financial statements and its internal control over financial reporting as at December 31, 2014. Our opinions, based on our audits are presented below.

Report on the consolidated financial statements

We have audited the accompanying consolidated financial statements of International Tower Hill Mines Ltd., which comprise the consolidated balance sheets as at December 31, 2014 and December 31, 2013 and the consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flow for each of the years in the three year period ended December 31, 2014, and the related notes, which comprise a summary of significant accounting policies and other explanatory information.

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

Opinion

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of International Tower Hill Mines Ltd. as at December 31, 2014 and December 31, 2013 and its financial performance and its cash flows for each of the three years in the period ended December 31, 2014 in accordance with accounting principles generally accepted in the United States of America.

Report on internal control over financial reporting

We have also audited International Tower Hill Mines Ltd.’s internal control over financial reporting as at December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s responsibility for internal control over financial reporting

Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.

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

Opinion

In our opinion, International Tower Hill Mines Ltd. maintained, in all material respects, effective internal control over financial reporting as at December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ PricewaterhouseCoopers LLP
Chartered Accountants
Vancouver, British Columbia
March 11, 2015

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

As at December 31, 2014 and 2013

(Expressed in U.S. Dollars)

	Note	December 31, 2014	December 31, 2013
ASSETS

Current assets
Cash and cash equivalents		$13,521,473	$13,925,601
Prepaid expenses and other		242,058	267,322
Total current assets		13,763,531	14,192,923

Restricted cash		—	30,477
Property and equipment		37,128	67,913
Capitalized acquisition costs	4	55,204,041	55,173,564

Total assets		$69,004,700	$69,464,877

Current liabilities
Accounts payable		$270,488	$42,469
Accrued liabilities		878,682	1,451,227
Total current liabilities		1,149,170	1,493,696

Non-current liabilities
Derivative liability	6	14,700,000	14,800,000

Total liabilities		15,849,170	16,293,696

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 116,313,638 and 98,068,638 shares issued and outstanding at December 31, 2014 and 2013, respectively	8	243,692,185	236,401,096
Contributed surplus		33,439,249	32,153,864
Accumulated other comprehensive income		2,196,252	3,021,281
Deficit accumulated during the exploration stage		(226,172,156)	(218,405,060)

Total shareholders’ equity		53,155,530	53,171,181

Total liabilities and shareholders’ equity		$69,004,700	$69,464,877

Nature and continuance of operations (note 1)
Commitments (note 10)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2014, 2013 and 2012

(Expressed in U.S. Dollars)

	Note	December 31, 2014	December 31, 2013	December 31, 2012
Operating Expenses
Consulting fees		$333,145	$1,344,578	$3,310,425
Depreciation		15,779	21,800	31,660
Insurance		270,724	284,993	310,549
Investor relations		221,665	304,797	479,836
Mineral property exploration	4	2,631,974	8,188,995	36,253,519
Office		68,941	97,560	160,047
Other		28,792	52,518	73,145
Professional fees		389,218	467,510	613,056
Regulatory		119,154	125,019	174,542
Rent		225,405	226,477	251,835
Travel		121,740	196,811	283,708
Wages and benefits		3,946,751	6,863,713	13,643,058

Total operating expenses		(8,373,288)	(18,174,771)	(55,585,380)

Other income (expense)
Gain on foreign exchange		453,161	917,301	68,113
Interest income		56,670	103,759	183,253
Income from mineral property earn-in		—	—	290,552
Impairment of available-for-sale securities		—	(298,769)	—
Unrealized gain/(loss) on derivative	6	100,000	7,600,000	(1,600,000)
Other		(3,639)	—	—

Total other income (expense)		606,192	8,322,291	(1,058,082)

Net loss for the period		(7,767,096)	(9,852,480)	(56,643,462)

Other comprehensive income (loss)
Unrealized loss on marketable securities		(24,717)	(118,917)	(163,176)
Impairment of available-for-sale securities		—	298,769	—
Exchange difference on translating foreign operations		(800,312)	(1,260,539)	741,019
Total other comprehensive income (loss) for the period		(825,029)	(1,080,687)	577,843

Comprehensive loss for the period		$(8,592,125)	$(10,933,167)	$(56,065,619)

Basic and fully diluted net loss per share		$(0.08)	$(0.10)	$(0.62)

Weighted average number of shares outstanding		99,068,364	98,068,638	91,112,934

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

(Expressed in U.S. Dollars)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2011	86,683,919	$207,186,847	$19,382,616	$3,524,125	$(151,909,118)	$78,184,470
Private placement	11,384,719	29,768,529	—	—	—	29,768,529
Share issuance costs	—	(554,280)	—	—	—	(554,280)
Stock based compensation	—	—	9,206,975	—	—	9,206,975
Unrealized loss on available-for-sale securities	—	—	—	(163,176)	—	(163,176)
Exchange difference on translating foreign operations	—	—	—	741,019	—	741,019
Net loss	—	—	—	—	(56,643,462)	(56,643,462)
Balance, December 31, 2012	98,068,638	236,401,096	28,589,591	4,101,968	(208,552,580)	60,540,075
Private placement	—	—	—	—	—	—
Share issuance costs	—	—	—	—	—	—
Stock based compensation	—	—	3,564,273	—	—	3,564,273
Unrealized loss on available-for-sale securities	—	—	—	(118,917)	—	(118,917)
Impairment of available-for-sale securities	—	—	—	298,769	—	298,769
Exchange difference on translating foreign operations	—	—	—	(1,260,539)	—	(1,260,539)
Net loss	—	—	—	—	(9,852,480)	(9,852,480)
Balance, December 31, 2013	98,068,638	236,401,096	32,153,864	3,021,281	(218,405,060)	53,171,181
Private placement	18,245,000	7,315,917	—	—	—	7,315,917
Share issuance costs	—	(24,828)	—	—	—	(24,828)
Stock based compensation	—	—	1,285,385	—	—	1,285,385
Unrealized loss on available-for-sale securities	—	—	—	(24,717)	—	(24,717)
Exchange difference on translating foreign operations	—	—	—	(800,312)	—	(800,312)
Net loss	—	—	—	—	(7,767,096)	(7,767,096)
Balance, December 31, 2014	116,313,638	$243,692,185	$33,439,249	$2,196,252	$(226,172,156)	$53,155,530

  The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014, 2013 and 2012

(Expressed in U.S. Dollars)

	December 31, 2014	December 31, 2013	December 31, 2012
Operating Activities
Loss for the period	$(7,767,096)	$(9,852,480)	$(56,643,462)
Add items not affecting cash:
Depreciation	15,779	21,800	31,660
Share-based payments	1,285,385	3,564,273	9,206,975
Unrealized (gain) loss on derivative liability	(100,000)	(7,600,000)	1,600,000
Impairment of available-for-sale securities	—	298,769	—
Write-down of advance to contractors	—	482,009	—
Other	15,004	—	(42,017)
Changes in non-cash items:
Accounts receivable	44,744	393,437	174,537
Prepaid expenses	25,727	18,193	(42,512)
Advance to contractors	(30,682)	100,000	(102,009)
Accounts payable and accrued liabilities	(332,439)	(2,246,348)	(6,582,823)
Cash used in operating activities	(6,843,578)	(14,820,347)	(52,399,651)

Financing Activities
Issuance of share capital	7,315,917	—	29,768,529
Share issuance costs	(24,828)	—	(554,280)
Cash provided by financing activities	7,291,089	—	29,214,249

Investing Activities
Change in restricted cash	30,477	(30,477)	—
Capitalized acquisition costs	(30,477)	—	(2,127,693)
Expenditures on property and equipment, net	—	—	3,635
Cash used in investing activities	—	(30,477)	(2,124,058)

Effect of foreign exchange on cash	(851,639)	(1,394,480)	768,292
Decrease in cash and cash equivalents	(404,128)	(16,245,304)	(24,541,168)
Cash and cash equivalents, beginning of period	13,925,601	30,170,905	54,712,073
Cash and cash equivalents, end of period	$13,521,473	$13,925,601	$30,170,905

Supplemental cash flow information (note 11)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

1.                                      GENERAL INFORMATION, NATURE AND CONTINUANCE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada.  The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.  International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC  (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation).  The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed.  At December 31, 2014, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

These consolidated financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

The business of mining and exploration involves a high degree of risk and there can be no assurance that current exploration programs will result in profitable mining operations.  The Company has no source of revenue, and has significant cash requirements to meet its administrative overhead and maintain its mineral property interests.  The recoverability of amounts shown for capitalized acquisition costs is dependent on several factors.  These include the discovery of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development of these properties, and future profitable production or proceeds from disposition of capitalized acquisition costs.  The success of the above initiatives cannot be assured.  In the event that the Company is unable to obtain the necessary financing, it may be necessary to defer certain discretionary expenditures and other planned activities.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Basis of consolidation

These consolidated financial statements include the accounts of ITH and its wholly owned subsidiaries TH Alaska, TH US, LPI and 813034 Alberta Ltd.  All intercompany transactions and balances have been eliminated.

Significant judgments, estimates and assumptions

The preparation of financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period.  These judgments, estimates and assumptions are regularly evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances.  While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

The areas which require significant judgment and estimates that management has made at the financial reporting date, that could result in a material change to the carrying amounts of assets and liabilities, in the event actual results differ from the assumptions made, relate to, but are not limited to the following:

Significant estimates

•                  the fair value determination and inputs used in the valuation of the derivative liability (see note 6).

Significant judgments

•                  the determination of functional currencies;

•                  quantitative and qualitative factors used in the assessment of impairment of the Company’s capitalized acquisition costs; and

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

The Company’s assessment of impairment related to its capitalized acquisition costs at December 31, 2014 was based on estimated undiscounted future cash flows expected to result from the use and eventual disposition of these assets.  The assessment took into account the Company’s expectation for the future price of gold as well as the probability of achieving certain opportunities to enhance the economics of the Livengood Gold Project as set out in the September 2013 Study and as subsequently developed by the Company.  Based on this assessment, no impairments were recorded at December 31, 2014.

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate and recorded at the time environmental disturbance occurs.  The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income.  The Company does not have any material provisions for environmental rehabilitation as of December 31, 2014.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements (“ASU 2014-10”).  ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 are effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods.  Early adoption of this standard is permitted and the Company adopted the provisions of ASU 2014-10 during the quarter ended June 30, 2014.  The adoption of ASU 2014-10 impacts the presentation of the statements of operations and comprehensive income and the statements of cash flows as these statements no longer contain financial information from the inception of the Company to the date of the financial statements.

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

•             Level 2 — Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,

•             Level 3 — Inputs that are not based on observable market data.

	Fair value as at December 31, 2014
	Level 1	Level 2
Financial assets:
Marketable securities	$26,894	$—
	$26,894	$—
Financial liabilities:
Derivative liability (note 6)	$—	$14,700,000
	$—	$14,700,000

	Fair value as at December 31, 2013
	Level 1	Level 2
Financial assets:
Marketable securities	$55,002	$—
	$55,002	$—
Financial liabilities:
Derivative liability (note 6)	$—	$14,800,000
	$—	$14,800,000

4.                                      CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2013	$55,173,564
Additions	30,477
Balance, December 31, 2014	$55,204,041

The following table presents costs incurred for exploration and evaluation activities for the years ended December 31, 2014 and 2013:

	Year ended December 31, 2014	Year ended December 31, 2013
Exploration costs:
Aircraft services	$10,286	$68,577
Assay	8,163	21,712
Drilling	119,036	451,286
Environmental	1,201,642	2,235,287
Equipment rental	52,709	344,063
Field costs	211,848	825,642
Geological/geophysical	70,388	3,367,799
Land maintenance & tenure	530,543	470,489
Legal	367,556	256,965
Surveying and mapping	26,503	95,638
Transportation and travel	33,300	51,537
Total expenditures for the period	$2,631,974	$8,188,995

Properties acquired from AngloGold, Alaska

Pursuant to an Asset Purchase and Sale and Indemnity Agreement dated June 30, 2006, as amended on July 26, 2007 (the “AngloGold Agreement”), among the Company, AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold”) and TH Alaska, the Company acquired all of AngloGold’s interest in a portfolio of seven mineral exploration projects in Alaska and referred to as the Livengood, Chisna, Gilles, Coffee Dome, West Pogo, Blackshell, and Caribou properties (the “Sale Properties”) in exchange for a cash payment of $50,000 on August 4, 2006, and the issuance of 5,997,295 common shares, representing approximately 19.99% of the Company’s issued shares following the closing of the acquisition and two private placement financings raising an aggregate of C$11,479,348.  AngloGold had the right to maintain its percentage equity interest in the Company, on an ongoing basis, provided that such right terminated if AngloGold’s interest was reduced below 10% at any time after January 1, 2009.

As further consideration for the transfer of the Sale Properties, the Company granted to AngloGold a 90 day right of first offer with respect to the Sale Properties and any additional mineral properties in Alaska in which the Company acquires an interest and which interest the Company proposes to farm out or otherwise dispose of.  Upon AngloGold’s equity interest in the Company being reduced to less than 10%, this right of first offer would then terminate.  On December 11, 2014 the Company closed a private placement financing (see note 8 below) in which AngloGold elected not to participate.  As a result of the shares issued in this private placement, AngloGold’s ownership in the Company was reduced to less than 10% and thus both AngloGold’s right to maintain its ownership percentage interest and its right of first offer on the Company’s Alaskan properties terminated upon the closing of the private placement.

Details of the Livengood Property (being the only Sale Property still held by the Company) are as follows:

Livengood Property:

The Livengood property is located in the Tintina gold belt approximately 113 kilometers (70 miles) north of Fairbanks, Alaska.  The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)                               a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development.  The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation.  A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease.   In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011.  As of December 31, 2014 the Company has paid $1,648,923 from the inception of this lease.

b)                                     a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.   The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors.  The Company may purchase 1% of the royalty for $1,000,000.  As of December 31, 2014, the Company has paid $530,000 from the inception of this lease.

c)                                      a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid.  The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of 3% is payable to the lessors.  The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.  As of December 31, 2014, the Company has paid $125,000 from the inception of this lease.

d)                                     a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties).  An NSR production royalty of 2% is payable to the lessor.  The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.  As of December 31, 2014, the Company has paid $83,000 from the inception of this lease.

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

5.                                      ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013

Accrued liabilities	$334,423	$540,486
Accrued severance	390,659	719,375
Accrued salaries and benefits	153,600	191,366
Total accrued liabilities	$878,682	$1,451,227

Accrued liabilities at December 31, 2014 include accruals for general corporate costs and project costs of $74,413 and $260,010, respectively.  Accrued liabilities at December 31, 2013 include accruals for general corporate costs and project costs of $115,020 and $425,466, respectively.

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

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000.  The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price.  The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group.  The CME Group represents the merger of the Chicago Mercantile Exchange (CME), the Chicago Board of Trade (CBOT), the New York Mercantile Exchange (NYMEX) and its commodity exchange division, Commodity Exchange, Inc. (COMEX).  Using this forward curve, the Company estimated an Average Gold Price based on actual gold prices to December 31, 2014 and projected gold prices from December 31, 2014 to the end of the five year period in December 2016 of $1,356 per ounce of gold.

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Fair value	Average Gold Price/oz.

Derivative value at December 31, 2012	$22,400,000	$1,688
Unrealized gain for the year	(7,600,000)
Derivative value at December 31, 2013	14,800,000	$1,360
Unrealized gain for the year	(100,000)
Derivative value at December 31, 2014	$14,700,000	$1,356

7.                                      INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Loss before income taxes	$(7,767,096)	$(9,852,480)
Statutory Canadian corporate tax rate	25.00%	25.00%

Income tax recovery at statutory rates	$(1,941,774)	$(2,463,120)
Share-based payments	321,346	891,068
Unrecognized items for tax purposes	(5,383)	(1,634,335)
Difference in tax rates in other jurisdictions	(1,072,910)	(1,036,959)
Unrecognized amounts	2,698,721	4,243,346

Income tax recovery	$—	$—

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2014	December 31, 2013
Deferred income tax assets (liabilities):
Mineral properties	$57,243,322	$57,243,322
Derivative liability	(1,822,800)	(1,801,100)
Other	62,329	63,539
Share issue costs	148,685	409,503
Non-capital losses available for future periods	31,229,931	28,245,574

	86,861,467	84,160,838
Valuation allowance	(86,861,467)	(84,160,838)

Deferred income tax asset	$—	$—

At December 31, 2014, the Company has available net operating losses for Canadian income tax purposes of approximately $17,536,000 and net operating losses for US income tax purposes of approximately $61,857,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2025	$65,000	$—
2026	78,000	—
2027	907,000	1,252,000
2028	1,253,000	1,350,000
2029	2,074,000	2,600,000
2030	2,829,000	5,691,000
2031	4,180,000	14,730,000
2032	2,629,000	18,371,000
2033	1,827,000	11,962,000
2034	1,694,000	5,901,000

	17,536,000	61,857,000

In addition, the Company has available mineral resource related expenditure pools for Canadian income tax purposes totalling approximately $2,628,000 which may be deducted against future taxable income in Canada on a discretionary basis.  The Company also has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $185,999,000 which may be deductible for U.S. tax purposes.  Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

8.                                      SHARE CAPITAL

Authorized

500,000,000 common shares without par value.  At December 31, 2014 and 2013 there were 116,313,638 and 98,068,638 shares issued and outstanding, respectively.

Share issuances

During the fourth quarter of 2014, the Company closed a non-brokered private placement financing through the issuance of 18,245,000 common shares issued at C$0.46 per share for gross proceeds of $7,315,917.  The financing closed on December 11, 2014.  Total share issuance costs for this non-brokered private placement financing amounted to $24,828.

Stock options

The Company has adopted an incentive stock option plan (the “2006 Plan”).  The essential elements of the 2006 Plan provide that the aggregate number of common shares of the Company’s capital stock that may be made issuable pursuant to options granted under the 2006 Plan may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options.  Options granted under the 2006 Plan will have a maximum term of ten years.  The exercise price of options granted under the 2006 Plan shall be fixed in compliance with the applicable provisions of the TSX Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the Toronto Stock Exchange.  Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors at the date of grant.  All options granted during the years ended December 31, 2014 and 2013 vest as to one-third on the date of grant, one-third on the first anniversary, and the balance on the second anniversary.

A summary of the status of the stock option plan as of December 31, 2014 and 2013 and changes during the periods is presented below:

	Year Ended		Year Ended
	December 31, 2014		December 31, 2013
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)

Balance, beginning of the period	5,493,000	$3.57	8,570,000	$4.73
Granted	2,480,000	$1.00	613,000	$2.18
Expired	—	$—	(1,040,000)	$7.78
Forfeited	(600,000)	$3.17	(1,550,000)	$3.27
Cancelled	(1,519,000)	$2.97	(1,100,000)	$8.27
Balance, end of the period	5,854,000	$2.68	5,493,000	$3.57

The weighted average remaining life of options outstanding at December 31, 2014 was 4.5 years.

Stock options outstanding are as follows:

	December 31, 2014			December 31, 2013
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 23, 2016	$8.07	600,000	600,000	$8.07	600,000	600,000
January 9, 2017	$4.60	30,000	30,000	$4.60	30,000	20,000
August 24, 2017	$3.17	2,275,000	2,275,000	$3.17	3,350,000	2,233,322
September 19, 2017	—	—	—	$2.91	1,000,000	666,666
March 14, 2018	$2.18	469,000	312,660	$2.18	513,000	170,995
February 25, 2022	$1.11	1,360,000	453,333	—	—	—
February 25, 2022	$0.73	690,000	230,000	—	—	—
March 10, 2022	$1.11	430,000	143,333	—	—	—
		5,854,000	4,044,326		5,493,000	3,690,983

A summary of the non-vested options as of December 31, 2014 and 2013 and changes during the fiscal years ended December 31, 2014 and 2013 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2012	4,386,680	$2.05
Granted	613,000	$0.50
Vested	(2,547,660)	$2.27
Forfeited	(650,003)	$1.57
Outstanding at December 31, 2013	1,802,017	$1.38
Granted	2,480,000	$0.49
Vested	(2,272,342)	$1.10
Forfeited	(200,001)	$1.61
Outstanding at December 31, 2014	1,809,674	$0.49

At December 31, 2014 there was unrecognized compensation expense of C$308,850 related to non-vested options outstanding.  The cost is expected to be recognized over a weighted-average remaining period of approximately 0.93 years.

Share-based payments

During the year ended December 31, 2014, the Company granted 2,480,000 stock options with a fair value of C$1,224,537, calculated using the Black-Scholes option pricing model.  The Company recognized share-based payment expense of $1,285,385, $3,564,273 and $9,206,975 during the years ended December 31, 2014, 2013 and 2012, respectively.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	Year ended December 31, 2014	Year ended December 31, 2013

Expected life of options	6 years	4 years
Risk-free interest rate	1.83%	1.29%
Expected volatility	81.02%	59.48%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$1.00	$2.18

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

9.                                      SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties.  The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2014
Capitalized acquisition costs	$—	$55,204,041	$55,204,041
Property and equipment	10,477	26,651	37,128
Current assets	13,003,412	760,119	13,763,531
Total assets	$13,013,889	$55,990,811	$69,004,700

December 31, 2013
Capitalized acquisition costs	$—	$55,173,564	$55,173,564
Restricted cash	—	30,477	30,477
Property and equipment	11,994	55,919	67,913
Current assets	13,289,752	903,171	14,192,923
Total assets	$13,301,746	$56,163,131	$69,464,877

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012

Net loss for the period - Canada	$(1,936,065)	$(4,216,835)	$(10,589,464)
Net loss for the period - United States	(5,831,031)	(5,635,645)	(46,053,998)
Net loss for the period	$(7,767,096)	$(9,852,480)	$(56,643,462)

10.                               COMMITMENTS

The following table discloses, as of December 31, 2014, the Company’s contractual obligations including anticipated mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2015	2016	2017	2018	2019	2020 and beyond	Total

Livengood Property Purchase(1)	$—	$—	$14,700,000	$—	$—	$—	$14,700,000

Mineral Property Leases(2)	412,398	417,309	422,294	427,353	437,488	442,701	2,559,543

Mining Claim Government Fees	115,205	77,230	77,230	77,230	77,230	77,230	501,355

Office and Equipment Lease Obligations	86,584	—	—	—	—	—	86,584

Total	$614,187	$494,539	$15,199,524	$504,583	$514,718	$519,931	$17,847,482

(1)         The amount payable in January 2017 of $14,700,000 represents the fair value of the Company’s derivative liability as at December 31, 2014 and will be revalued at each subsequent reporting period.  See note 6.

(2)         Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company.  Does not include potential royalties that may be payable (other than annual minimum royalty payments).  See note 4.

11.                               SUPPLEMENTAL CASH FLOW INFORMATION

	December 31, 2014	December 31, 2013	December 31, 2012

Income taxes paid	$—	$—	$150,607

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2014, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring that: information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2014.  In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control — Integrated Framework (2013). Based on this evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2014.

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

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  PricewaterhouseCoopers LLP’s report on the Company’s internal control over financial reporting is included as part of Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2014 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2014 (the “2015 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2015 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2015 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2015 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2015 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

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

Thomas E. Irwin
Chief Executive Officer

Date: March 11, 2015

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas E. Irwin as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas E. Irwin	By:	/s/ Mark R. Hamilton

	Thomas E. Irwin		Mark R. Hamilton
	Chief Executive Officer		Director
(Principal Executive Officer)
Date: March 11, 2015		Date: March 11, 2015

By:	/s/ Tom S. Q. Yip	By:	/s/ Stephen A. Lang

	Tom S. Q. Yip		Stephen A. Lang
	Consultant (Principal Financial		Director
Officer and Principal Accounting Officer)
Date: March 11, 2015		Date: March 11, 2015

By:	/s/ Anton J. Drescher	By:	/s/ Thomas S. Weng

	Anton J. Drescher		Thomas S. Weng
	Director		Director

Date: March 11, 2015		Date: March 11, 2015

By:	/s/ John J. Ellis

John J. Ellis
Director

Date: March 11, 2015

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

10.13	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K on November 24, 2014 and incorporated herein by reference)

10.14*	2006 Stock Option Plan, as amended September 19, 2012 (filed as Exhibit 10.9 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.15*	Form of Stock Option Agreement for use under the 2006 Stock Option Plan (filed as Exhibit 10.10 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.16*

Employment Agreement, dated March 18, 2014, between Thomas E. Irwin and Tower Hill Mines (US) LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 21, 2014 and incorporated herein by reference)

10.17*	Separation Agreement, dated December 17, 2014, between Tom S.Q. Yip and the Company

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, and (v) the Notes to the Consolidated Financial Statements.

*                                         Management contract or compensatory plan or arrangement

**                                  Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text).  This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.