Form 10-Q
period 2015-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2015-05-06
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Registrant’s telephone number, including area code: (604) 683-6332

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

As of May 4, 2015, the registrant had 116,313,638 Common Shares outstanding.

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

•                  the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to be able to raise the necessary funds to continue operations on acceptable terms, if at all; and

•                  future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein.  This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements.  Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2015 and December 31, 2014

(Expressed in US Dollars - Unaudited)

	Note	March 31, 2015	December 31, 2014
ASSETS

Current
Cash and cash equivalents		$11,294,428	$13,521,473
Prepaid expenses and other		175,908	242,058
Total current assets		11,470,336	13,763,531

Property and equipment		35,360	37,128
Capitalized acquisition costs	4	55,204,041	55,204,041

Total assets		$66,709,737	$69,004,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$166,599	$270,488
Accrued liabilities		289,969	878,682
Total current liabilities		456,568	1,149,170

Non-current liabilities
Derivative liability	6	14,500,000	14,700,000

Total liabilities		14,956,568	15,849,170

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 116,313,638 shares issued and outstanding at March 31, 2015 and December 31, 2014	7	243,692,185	243,692,185
Contributed surplus		33,708,961	33,439,249
Accumulated other comprehensive income		1,160,674	2,196,252
Deficit		(226,808,651)	(226,172,156)

Total shareholders’ equity		51,753,169	53,155,530

Total liabilities and shareholders’ equity		$66,709,737	$69,004,700

Nature and continuance of operations (note 1)

Commitments (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2015 and 2014

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2015	March 31, 2014

Operating expenses
Consulting fees		$147,370	$(10,391)
Depreciation		1,769	3,945
Insurance		67,377	62,632
Investor relations		32,203	90,690
Mineral property exploration	4	401,330	615,162
Office		6,988	21,781
Other		4,761	9,117
Professional fees		50,146	146,396
Regulatory		70,852	34,255
Rent		40,880	49,456
Travel		20,853	39,551
Wages and benefits		710,577	1,248,655

Total operating expenses		(1,555,106)	(2,311,249)

Other income (expenses)
Gain on foreign exchange		702,255	284,129
Interest income		16,356	16,801
Unrealized gain/(loss) on derivative	6	200,000	(1,500,000)

Total other income (expense)		918,611	(1,199,070)

Net loss for the period		(636,495)	(3,510,319)

Other comprehensive income (loss)
Unrealized loss on marketable securities		(8,379)	—
Exchange difference on translating foreign operations		(1,027,199)	(450,529)

Total other comprehensive income (loss) for the period		(1,035,578)	(450,529)

Comprehensive loss for the period		$(1,672,073)	$(3,960,848)

Basic and fully diluted loss per share		$(0.01)	$(0.04)

Weighted average number of shares outstanding		116,313,638	98,068,638

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015 and 2014

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2013	98,068,638	236,401,096	32,153,864	3,021,281	(218,405,060)	53,171,181
Stock based compensation	—	—	618,582	—	—	618,582
Exchange difference on translating foreign operations	—	—	—	(450,529)	—	(450,529)
Net loss	—	—	—	—	(3,510,319)	(3,510,319)
Balance, March 31, 2014	98,068,638	$236,401,096	$32,772,446	$2,570,752	$(221,915,379)	$49,828,915
Private placement	18,245,000	7,315,917	—	—	—	7,315,917
Share issuance costs	—	(24,828)	—	—	—	(24,828)
Stock based compensation	—	—	666,803	—	—	666,803
Unrealized loss on available-for-sale securities	—	—	—	(24,717)	—	(24,717)
Exchange difference on translating foreign operations	—	—	—	(349,783)	—	(349,783)
Net loss	—	—	—	—	(4,256,777)	(4,256,777)
Balance, December 31, 2014	116,313,638	243,692,185	33,439,249	2,196,252	(226,172,156)	53,155,530
Stock based compensation	—	—	269,712	—	—	269,712
Unrealized loss on available-for-sale securities	—	—	—	(8,379)	—	(8,379)
Exchange difference on translating foreign operations	—	—	—	(1,027,199)	—	(1,027,199)
Net loss	—	—	—	—	(636,495)	(636,495)
Balance, March 31, 2015	116,313,638	$243,692,185	$33,708,961	$1,160,674	$(226,808,651)	$51,753,169

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Operating Activities
Loss for the period	$(636,495)	$(3,510,319)
Add items not affecting cash:
Depreciation	1,769	3,945
Stock based compensation	269,712	618,582
Unrealized (gain) loss on derivative liability	(200,000)	1,500,000
Changes in non-cash items:
Accounts receivable	54,027	21,775
Prepaid expenses	21,626	17,436
Advance to contractors	19,703	—
Accounts payable and accrued liabilities	(680,834)	(706,105)
Cash used in operating activities	(1,150,492)	(2,054,686)

Financing Activities
Cash provided by financing activities	—	—

Investing Activities
Change in restricted cash	—	30,477
Capitalized acquisition costs	—	(30,477)
Cash used in investing activities	—	—

Effect of foreign exchange on cash	(1,076,553)	(491,368)
(Decrease) increase in cash and cash equivalents	(2,227,045)	(2,546,054)
Cash and cash equivalents, beginning of the period	13,521,473	13,925,601

Cash and cash equivalents, end of the period	$11,294,428	$11,379,547

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2015 and 2014

(Expressed in US dollars — Unaudited)

1.                                      GENERAL INFORMATION, NATURE AND CONTINUANCE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada.  The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.  International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC  (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation).  The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed.  At March 31, 2015, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

The business of mining and exploration involves a high degree of risk and there can be no assurance that current exploration programs will result in profitable mining operations.  The Company has no source of revenue, and has significant cash requirements to meet its administrative overhead and maintain its mineral property interests.  The recoverability of amounts shown for capitalized acquisition costs is dependent on several factors.  These include the discovery of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development of the Livengood Project, and future profitable production or proceeds from disposition of capitalized acquisition costs.  The success of the above initiatives cannot be assured.  In the event that the Company is unable to obtain the necessary financing, it may be necessary to defer certain discretionary expenditures and other planned activities.

2.                                      BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 as filed in our Annual Report on Form 10-K.  In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2015 and the results of its operations for the three months then ended.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The 2014 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Three Months Ended March 31, 2015 and 2014

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

•             Level 2 — Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and

•             Level 3 — Inputs that are not based on observable market data.

	Fair value as at March 31, 2015
	Level 1	Level 2
Financial assets:
Marketable securities	$16,401	$—
Total	$16,401	$—
Financial liabilities:
Derivative liability (note 6)	$—	$14,500,000
Total	$—	$14,500,000

	Fair value as at December 31, 2014
	Level 1	Level 2
Financial assets:
Marketable securities	$26,894	$—
Total	$26,894	$—
Financial liabilities:
Derivative liability (note 6)	$—	$14,700,000
Total	$—	$14,700,000

4.                                      CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2014	$55,204,041
Acquisition costs	—
Balance, March 31, 2015	$55,204,041

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2015 and 2014

(Expressed in US dollars — Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Exploration costs:
Assay	$9,984	600
Drilling	—	20,990
Environmental	179,994	363,474
Equipment rental	11,707	16,836
Field costs	73,788	69,103
Geological/geophysical	72,991	1,500
Land maintenance & tenure	36,492	36,330
Legal	15,423	86,716
Surveying and mapping	—	10,321
Transportation and travel	951	9,292
Total expenditures for the period	$401,330	$615,162

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

Details of the leases are as follows:

a)                                     a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development.  The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation.  A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease.   In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011.  During the three months ended March 31, 2015 and from the inception of this lease the Company has paid $0 and $1,648,923, respectively.

b)                                     a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.   The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors.  The Company may purchase 1% of the royalty for $1,000,000.  During the three months ended March 31, 2015 and from the inception of this lease the Company has paid $0 and $530,000, respectively.

c)                                      a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid.  The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties).  An NSR production royalty of 3% is payable to the lessors.  The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2015 and 2014

(Expressed in US dollars — Unaudited)

is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.  During the three months ended March 31, 2015 and from the inception of this lease the Company has paid $20,000 and $145,000, respectively.

d)                                     a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company.  The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties).  The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties).  An NSR production royalty of 2% is payable to the lessor.  The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.  During the three months ended March 31, 2015 and from the inception of this lease the Company has paid $15,000 and $98,000, respectively.

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

5.                                      ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

Accrued liabilities	$233,766	$334,423
Accrued severance	27,907	390,659
Accrued salaries and benefits	28,296	153,600
Total accrued liabilities	$289,969	$878,682

Accrued liabilities at March 31, 2015 include accruals for general corporate costs and project costs of $29,902 and $203,864, respectively.  Accrued liabilities at December 31, 2014 include accruals for general corporate costs and project costs of $74,413 and $260,010, respectively.

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

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000.  The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price.  The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group.  The CME Group represents the merger of the Chicago Mercantile Exchange (CME), the Chicago Board of Trade (CBOT), the New York Mercantile Exchange (NYMEX) and its commodity exchange division, Commodity Exchange, Inc. (COMEX).  Using this forward curve, the Company estimated an Average Gold Price based on

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2015 and 2014

(Expressed in US dollars — Unaudited)

actual gold prices to March 31, 2015 and projected gold prices from March 31, 2015 to the end of the five year period in December 2016 of $1,348 per ounce of gold.

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Total	Average Gold Price ($/oz.)
Derivative value at December 31, 2014	$14,700,000	$1,356
Unrealized gain for the period	(200,000)
Derivative value at March 31, 2015	$14,500,000	$1,348

7.                                      SHARE CAPITAL

Authorized

Authorized share capital consists of 500,000,000 common shares without par value.  At March 31, 2015 and December 31, 2014 there were 116,313,638 shares issued and outstanding.

Share issuances

There were no share issuances during the three months ended March 31, 2015.

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

During the three months ended March 31, 2015, the Company granted incentive stock options to certain officers, employees and consultants of the Company to purchase a total of 2,105,200 common shares in the capital stock of the Company.  The options will vest as to one-third on the grant date, one-third on the first anniversary and one-third on the second anniversary.  The following table presents the options granted by the Company during the three months ended March 31, 2015:

Options Granted During the Three Months Ended March 31, 2015

Grant Date	Expiry Date	Number of Options	Exercise Price (C$)
March 16. 2015	March 16, 2023	1,260,000	$1.00
March 16, 2015	March 16, 2023	845,200	$0.50

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2015 and 2014

(Expressed in US dollars — Unaudited)

A summary of the status of the stock option plan as of March 31, 2015, and December 31, 2014 and changes is presented below:

	Three Months Ended		Year Ended
	March 31, 2015		December 31, 2014
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)
Balance, beginning of the period	5,854,000	$2.68	5,493,000	$3.57
Granted	2,105,200	$0.80	2,480,000	$1.00
Forfeited	—	$—	(600,000)	$3.17
Cancelled	(1,561,000)	$4.53	(1,519,000)	$2.97
Balance, end of the period	6,398,200	$1.61	5,854,000	$2.68

The weighted average remaining life of options outstanding at March 31, 2015 was 5.8 years.

Stock options outstanding are as follows:

	March 31, 2015			December 31, 2014
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 23, 2016	$—	—	—	$8.07	600,000	600,000
January 9, 2017	$4.60	30,000	30,000	$4.60	30,000	30,000
August 24, 2017	$3.17	1,775,000	1,775,000	$3.17	2,275,000	2,275,000
March 14, 2018	$2.18	344,000	344,000	$2.18	469,000	312,660
February 25, 2022	$1.11	1,030,000	686,666	$1.11	1,360,000	453,333
February 25, 2022	$0.73	684,000	456,000	$0.73	690,000	230,000
March 10, 2022	$1.11	430,000	286,666	$1.11	430,000	143,333
March 16, 2023	$0.50	845,200	281,733	$—	—	—
March 16, 2023	$1.00	1,260,000	419,999	$—	—	—
		6,398,200	4,280,064		5,854,000	4,044,326

A summary of the non-vested options as of March 31, 2015 and changes during the three months ended March 31, 2015 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2014	1,809,674	$0.49
Granted	2,105,200	$0.25
Cancelled	(112,000)	$0.45
Vested	(1,684,738)	$0.39
Outstanding at March 31, 2015	2,118,136	$0.34

At March 31, 2015 there was unrecognized compensation expense of C$506,996 related to non-vested options outstanding.  The cost is expected to be recognized over a weighted-average remaining period of approximately 1.3 years.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2015 and 2014

(Expressed in US dollars — Unaudited)

Share-based payments

During the three month period ended March 31, 2015, the Company granted 2,105,200 stock options with a fair value of $429,359, calculated using the Black-Scholes option pricing model.  Share-based payment charges for the three months ended March 31, 2015 totaled $269,712.

During the three month period ended March 31, 2014, the Company granted 2,480,000 stock options with a fair value of $1,109,920, calculated using the Black-Scholes option pricing model.  Share-based payment charges for the three months ended March 31, 2014 totaled $618,582.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	March 31, 2015	December 31, 2014
Expected life of options	6 years	6 years
Risk-free interest rate	0.97%	1.83%
Annualized volatility	80.60%	81.02%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$0.80	$1.00

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

8.                                      SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2015
Capitalized acquisition costs	$—	$55,204,041	$55,204,041
Property and equipment	10,242	25,118	35,360
Current assets	10,904,645	565,691	11,470,336
Total assets	$10,914,887	$55,794,850	$66,709,737
December 31, 2014
Capitalized acquisition costs	$—	$55,204,041	$55,204,041
Property and equipment	10,477	26,651	37,128
Current assets	13,003,412	760,119	13,763,531
Total assets	$13,013,889	$55,990,811	$69,004,700

Three months ended	March 31, 2015	March 31, 2014
Net income (loss) for the period — Canada	$192,597	$(669,051)
Net loss for the period - United States	(829,092)	(2,841,268)
Net loss for the period	$(636,495)	$(3,510,319)

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2015 and 2014

(Expressed in US dollars — Unaudited)

9.                                      COMMITMENTS

The following table discloses, as of March 31, 2015, the Company’s contractual obligations including anticipated mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make such payments or incur such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2015	2016	2017	2018	2019	2020 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$14,500,000	$—	$—	$—	$14,500,000
Mineral Property Leases(2)	377,398	417,309	422,294	427,353	437,488	442,700	2,524,542
Mining Claim Government Fees	115,205	77,230	77,230	77,230	77,230	77,230	501,355
Office and Equipment Lease Obligations	55,412	—	—	—	—	—	55,412
Total	$548,015	$494,539	$14,999,524	$504,583	$514,718	$519,930	$17,581,309

(1)         The amount payable in January 2017 of $14,500,000 represents the fair value of the Company’s derivative liability as at March 31, 2015 and will be revalued at each subsequent reporting period.  See note 6.

(2)         Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company.  Does not include potential royalties that may be payable (other than annual minimum royalty payments).  See note 4.

10.                               RELATED PARTY TRANSACTIONS

In December 2011, in accordance with a Stock and Asset Purchase Agreement (the “Agreement”) between the Company, Alaska/Nevada Gold Mines, Ltd. (“AN Gold Mines”) and the Heflinger Group, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska. The Company’s derivative liability, as described in Note 6 above, represents the remaining consideration for the purchase of these claims and related rights and is payable in January 2017.  Under the Agreement, the payment is due 70% to AN Gold Mines and 30% to the Heflinger Group.

Mr. Hanneman was appointed Chief Operating Officer of the Company on March 26, 2015.  Mr. Hanneman is a partner of the general partner, as well as a limited partner, of AN Gold Mines and holds an 11.9% net interest in AN Gold Mines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.  All currency amounts are stated in US dollars unless noted otherwise.

Current Business Activities

Livengood Gold Project

During the three months ended March 31, 2015 and to the date of this Quarterly Report on Form 10-Q, the Company progressed on its metallurgical, field and engineering work plan that was developed due to the potential importance of the head grade evaluation performed during 2014.  A significant multi-phase metallurgical test work program is underway in an attempt to validate the observed higher calculated head grades.   The objectives of the 2015 metallurgical test program are to:

•                  Optimize the gravity circuit;

•                  Optimize the grind size and power consumption;

•                  Optimize the reagent consumption;

•                  Optimize the leach retention time;

•                  Confirm the overall recoveries by rock type; and

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

Field work has also begun to advance the environmental baseline and to evaluate alternatives for fresh water supply with potential to reduce Project costs.

Once the test work and field work are completed and the process costs are better defined, these costs will then serve as input to an engineering phase that will evaluate and optimize the Project configuration and capital and operating expenditures, including determining the optimum scale for the Project, any of which may be different than that assumed in the technical report entitled “Canadian National Instrument 43-101 Technical Report on the Livengood Gold Project, Feasibility Study, Livengood, Alaska” dated September 4, 2013 and prepared by certain Qualified Persons under NI 43-101, as filed under the Company’s profile on SEDAR (the “September 2013 Study”).  In order to support the completion of this work plan, the Company anticipates spending approximately $10 million, including general and administrative expenses, during the 2015 fiscal year ending December 31, 2015.

Management Change

On March 26, 2015 the Company appointed Karl Hanneman as its Chief Operating Officer.  Mr. Hanneman most recently has been serving as General Manager for the Company.  Mr. Hanneman has been with the Company since May 2010, during which time he was responsible for assembling the Alaska team and served as the Livengood Gold Project Manager.

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

Results of Operations

Summary of Quarterly Results

Description	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Net loss	$(636,495)	$(1,654,469)	$(1,170,906)	$(1,431,402)
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Net loss	$(3,510,319)	$(1,022,387)	$(4,124,761)	$(642,050)
Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.04)	$(0.01)

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

The Company incurred a net loss of $636,495 for the three month period ended March 31, 2015, compared to a net loss of $3,510,319 for the three month period ended March 31, 2014.  The following discussion highlights certain selected financial information and changes in operations between the three months ended March 31, 2015 and the three months ended March 31, 2014.

Mineral property expenditures decreased to $401,330 for the three months ended March 31, 2015 from $615,162 for the three months ended March 31, 2014 primary due to reduction of work performed on the environmental baseline.

Share-based payment charges were $269,712 during the three months ended March 31, 2015 compared to $618,582 during the three months ended March 31, 2014.  The decrease in share-based payment charges during the period was mainly the result of a reduction in the fair value of options granted during the period.  The Company granted 2,105,200 options with a fair value of C$518,970 during the three months ended March 31, 2015 compared to 2,480,000 options with a fair value of C$1,224,537 during the three months ended March 31, 2014.

Share-based payment charges

Share-based payment charges for the three month periods ended March 31, 2015 and 2014 were allocated as follows:

Expense category:	March 31, 2015	March 31, 2014
Consulting	$51,885	$(64,083)
Investor relations	13,156	41,398
Wages and benefits	204,671	641,267
	$269,712	$618,582

Share-based payments to consultants increased from a credit of $64,083 to expense of $51,885 as a result of forfeitures of previously granted stock options to consultants in 2014.  Excluding share-based payment charges of $204,671 and $641,267 respectively, wages and benefits for the period decreased to $505,906 during the three months ended March 31, 2015 from $607,388 during the three months ended March 31, 2014 as a result of the resignation of the Company’s Chief Financial Officer on December 31, 2014.

Professional fees decreased to $50,146 during the three months ended March 31, 2015 from $146,396 during the three months ended March 31, 2014 mainly due to prior year costs for the transition to US GAAP accounting, a reduction in legal fee retainers as well as lower audit fees in 2015.  All other expense categories reflected moderate changes period over period generally reflecting the Company’s efforts to reduce spending.

Total other income amounted to $918,611 during the three month period ended March 31, 2015 compared to total other expense of $1,199,070 during the three month period ended March 31, 2014.  The income in the current period resulted mainly from foreign exchange gains related to U.S. cash balances held at the Canadian parent entity and an unrealized gain of $0.2 million on the revaluation of the derivative liability at March 31, 2015 resulting from a decrease in the historical and estimated future average price of gold.  During the three months ended March 31, 2014 foreign exchange gain amounted to $284,129.  The average exchange rate during the three month period ended March 31, 2015 was C$1 to US$0.806 compared to C$1 to US$0.906 for the three month period ended March 31, 2014.  The revaluation of the derivative liability at March 31, 2014 resulted in an unrealized loss of $1.5 million for the three month period.

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

As at March 31, 2015, the Company reported cash and cash equivalents of $11,294,428 compared to $13,521,473 at December 31, 2014.  The decrease of approximately $2.2 million resulted mainly from expenditures on the Livengood Gold Project of approximately $0.7 million, severance payments of approximately $0.4 million and a negative foreign currency translation impact of approximately $1.1 million.  The Company continues to utilize its cash resources to pursue opportunities identified in the September 2013 Study and subsequently identified by the Company, to fund environmental activities required for preservation of baseline database and future permitting as well as to complete corporate administrative requirements.

The Company had no cash flows from investing activities during the three month period ended March 31, 2015.  Investing activities during the three month period ended March 31, 2014 comprised of solely the transfer of restricted cash to capitalized acquisition costs for land acquisitions that closed in January 2014.

The Company had no cash flows from financing activities during the three month periods ended March 31, 2015 and 2014.

As at March 31, 2015 the Company had working capital of $11,013,768 compared to working capital of $12,614,361 at December 31, 2014.  The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2015 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs, through the 2015 fiscal year and well into 2016.  To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the fiscal year ending December 31, 2015.  These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project.  Due to the potential importance of the 2014 head grade evaluation to the Project, a significant multi-phase metallurgical test work program has begun in an attempt to validate the observed higher calculated head grades.  The Company anticipates spending approximately $10 million during fiscal year 2015 on metallurgical work and project engineering as well as to maintain the environmental baseline activity, and perform required general and administrative duties.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets.  See “Risk Factors — We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.” disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise.  Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2015 fiscal year.

Other than cash held by its subsidiaries for their immediate operating needs in Alaska and Colorado, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank.  The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Contractual Obligations

The following table discloses, as of March 31, 2015, the Company’s contractual obligations including anticipated mineral property payments and work commitments and committed office and equipment lease obligations.  Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties.  If the Company is unable or unwilling to make such payments or incur such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties.  The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2015	2016	2017	2018	2019	2020 and beyond	Total
Livengood Property Purchase(1)	$—	$—	$14,500,000	$—	$—	$—	$14,500,000
Mineral Property Leases(2)	377,398	417,309	422,294	427,353	437,488	442,700	2,524,542
Mining Claim Government Fees	115,205	77,230	77,230	77,230	77,230	77,230	501,355
Office and Equipment Lease Obligations	55,412	—	—	—	—	—	55,412
Total	$548,015	$494,539	$14,999,524	$504,583	$514,718	$519,930	$17,581,309

(1)                                 The amount payable in January 2017 of $14,500,000 represents the fair value of the Company’s derivative liability as at March 31, 2015 and will be revalued at each subsequent reporting period.

(2)                                 Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company.  Does not include potential royalties that may be payable (other than annual minimum royalty payments).

Other — Related Party Transactions

In December 2011, in accordance with a Stock and Asset Purchase Agreement (the “Agreement”) between the Company, Alaska/Nevada Gold Mines, Ltd. (“AN Gold Mines”) and the Heflinger Group, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska. The Company’s derivative liability, as described in Note 6 of the financial statements above, represents the remaining consideration for the purchase of these claims and related rights and is payable in January 2017.  Under the Agreement, the payment is due 70% to AN Gold Mines and 30% to the Heflinger Group.

Mr. Karl Hanneman was appointed Chief Operating Officer of the Company on March 26, 2015.  Mr. Hanneman is a partner of the general partner, as well as a limited partner, of AN Gold Mines and holds an 11.9% net interest in AN Gold Mines.  Mr. Hanneman’s interest in AN Gold Mines dates to the 1980’s and pre-dates the Company’s interest in the Livengood Gold Project, pre-dates his May 2010 employment with the Company, and was disclosed to the Company prior to his employment. Because of Mr. Hanneman’s interest in the derivative liability, the Company has excluded and will continue to exclude Mr. Hanneman from participating in any discussions, calculations or other matters related to the derivative liability on behalf of the Company, and any future agreements or arrangements related to the derivative liability will be subject to the prior review and approval of the Company’s Audit Committee in accordance with the Company’s policies for related party transactions.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future.  Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs.  Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

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

At March 31, 2015, the Company held a total of $10,552,430 cash equivalents which consist of interest saving accounts and Guaranteed Investment Certificates.

The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.  The Company’s sensitivity analysis suggests that a 0.5% change in interest rates would affect interest income by approximately $50,000.

Foreign Currency Risk

The Company is exposed to foreign currency risk to the extent that certain monetary financial instruments and other assets are denominated in Canadian dollars.  As the majority of the Company’s assets are denominated in U.S. dollars, currency risk is limited to those Canadian cash balances.  The Company has not entered into any foreign currency contracts to mitigate this risk.  Over the past twelve months, the U.S. to Canadian dollar exchange rate has fluctuated as much as 15%.  The Company’s sensitivity analysis suggests that a consistent 15% change in the absolute rate of exchange for the Canadian dollar would affect net assets by approximately $635,000. Furthermore, depending on the amount of cash held by the Company in Canadian dollars at the end of each reporting period using the period end exchange rate, significant changes in the exchange rates could cause significant changes to the currency translation amounts recorded to accumulated other comprehensive income.

As at March 31, 2015, Canadian dollar balances were converted at a rate of C$1 to $0.7885.

Credit Risk

Concentration of credit risk exists with respect to the Company’s cash and cash equivalents as all amounts are held at one major Canadian financial institution.  Credit risk with regard to cash held in the United States at U.S. subsidiaries is mitigated as the amount held in the United States is only sufficient to cover short-term cash requirements.  With respect to receivables at March 31, 2015, the Company is not exposed to significant credit risk as the receivables are principally interest accruals.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2015, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on the evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Principal Financial and Accounting Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2015 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports.  These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”).  During the three month period ended March 31, 2015, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Employment Agreement between Karl Hanneman and Tower Hill Mines (US) LLC dated March 12, 2013.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014, and (iv) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Thomas E. Irwin
Thomas E. Irwin
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2015

By:	/s/ Tom S.Q. Yip
Tom S.Q. Yip
Consultant
(Principal Financial and Accounting Officer)

Date: May 6, 2015