Form 10-Q
period 2015-06-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2015-08-06
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated filer ☐	Small Reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 3, 2015, the registrant had 116,313,638 Common Shares outstanding.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the potential for opportunities to improve the economics of the Livengood Gold Project by reducing certain capital and operating costs;
•	the potential for higher head grades at the Project;
•	the Company’s ability to potentially include the results of the optimization process in a new or updated feasibility study or any future financial analysis of the Project;
•	the Company’s ability to carry forward and incorporate into future engineering studies of the Project updated mine design, production schedule, and recovery concepts identified during the optimization process;
•	the potential for the Company to carry out an engineering phase that will evaluate and optimize the Project configuration and capital and operating expenses, including determining the optimum scale for the Project;
•	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;
•	The Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Project;
•	the potential for the expansion of the estimated resources at the Livengood Gold Project;
•	the potential for a production decision concerning, and any production at, the Livengood Gold Project;
•	the potential for cost savings due to the high gravity gold concentration component of some of the Livengood Gold Project mineralization;
•	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;
•	the Company’s estimates of the quality and quantity of the resources at the Livengood Gold Project;
•	the timing and cost of the planned future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom;
•	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due (including payment of the derivative liability due in January 2017), and the Company’s ability to be able to raise the necessary funds to continue operations on acceptable terms, if at all; and
•	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

As at June 30, 2015 and December 31, 2014

(Expressed in US Dollars - Unaudited)

	Note	June 30, 2015	December 31, 2014
ASSETS

Current
Cash and cash equivalents		$9,530,403	$13,521,473
Prepaid expenses and other		382,742	242,058
Total current assets		9,913,145	13,763,531

Property and equipment		33,590	37,128
Capitalized acquisition costs	4	55,204,041	55,204,041

Total assets		$65,150,776	$69,004,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$214,290	$270,488
Accrued liabilities		349,229	878,682
Total current liabilities		563,519	1,149,170

Non-current liabilities
Derivative liability	6	14,600,000	14,700,000

Total liabilities		15,163,519	15,849,170

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 116,313,638 shares issued and outstanding at June 30, 2015 and December 31, 2014	7	243,692,185	243,692,185
Contributed surplus		33,801,240	33,439,249
Accumulated other comprehensive income		1,351,351	2,196,252
Deficit		(228,857,519)	(226,172,156)

Total shareholders’ equity		49,987,257	53,155,530

Total liabilities and shareholders’ equity		$65,150,776	$69,004,700

Nature and continuance of operations (note 1)

Commitments (note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2015 and 2014

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Six Months Ended
	Note	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating expenses
Consulting fees		$111,003	$128,681	$258,372	$118,290
Depreciation		1,770	3,949	3,539	7,894
Insurance		70,708	70,651	138,085	133,283
Investor relations		60,877	77,741	93,080	168,431
Mineral property exploration	4	828,212	784,951	1,229,542	1,400,113
Office		11,123	15,253	18,111	37,034
Other		5,990	8,214	10,752	17,331
Professional fees		75,467	88,451	125,613	234,847
Regulatory		28,516	52,917	99,368	87,172
Rent		44,106	59,835	84,986	109,291
Travel		18,789	16,308	39,642	55,859
Wages and benefits		594,216	770,900	1,304,793	2,019,555
Total operating expenses		(1,850,777)	(2,077,851)	(3,405,883)	(4,389,100)

Other income (expenses)
Gain (loss) on foreign exchange		(131,360)	(168,569)	570,895	115,560
Interest income		14,269	15,018	30,625	31,819
Unrealized gain/(loss) on derivative	6	(100,000)	800,000	100,000	(700,000)
Other income		19,000	-	19,000	-
Total other income (expense)		(198,091)	646,449	720,520	(552,621)

Net loss for the period		(2,048,868)	(1,431,402)	(2,685,363)	(4,941,721)

Other comprehensive income (loss)
Unrealized loss on marketable securities		(5,788)	(11,852)	(14,167)	(11,852)
Exchange difference on translating foreign operations		196,464	317,662	(830,734)	(132,867)
Total other comprehensive income (loss) for the period		190,676	305,810	(844,901)	(144,719)
Comprehensive loss for the period		$(1,858,192)	$(1,125,592)	$(3,530,264)	$(5,086,440)

Basic and fully diluted loss per share		$(0.02)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of shares outstanding		116,313,638	98,068,638	116,313,638	98,068,638

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015 and 2014

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2013	98,068,638	$236,401,096	$32,153,864	$3,021,281	$(218,405,060)	$53,171,181
Stock based compensation	-	-	907,154	-	-	907,154
Unrealized loss on available-for-sale securities	-	-	-	(11,852)	-	(11,852)
Exchange difference on translating foreign operations	-	-	-	(132,867)	-	(132,867)
Net loss	-	-	-	-	(4,941,721)	(4,941,721)
Balance, June 30, 2014	98,068,638	236,401,096	33,061,018	2,876,562	(223,346,781)	48,991,895
Private placement	18,245,000	7,315,917	-	-	-	7,315,917
Share issuance costs	-	(24,828)	-	-	-	(24,828)
Stock based compensation	-	-	378,231	-	-	378,231
Unrealized gain on available-for-sale securities	-	-	-	(12,865)	-	(12,865)
Exchange difference on translating foreign operations	-	-	-	(667,445)	-	(667,445)
Net loss	-	-	-	-	(2,825,375)	(2,825,375)
Balance, December 31, 2014	116,313,638	243,692,185	33,439,249	2,196,252	(226,172,156)	53,155,530
Stock based compensation	-	-	361,991	-	-	361,991
Unrealized loss on available-for-sale securities	-	-	-	(14,167)	-	(14,167)
Exchange difference on translating foreign operations	-	-	-	(830,734)	-	(830,734)
Net loss	-	-	-	-	(2,685,363)	(2,685,363)
Balance, June 30, 2015	116,313,638	$243,692,185	$33,801,240	$1,351,351	$(228,857,519)	$49,987,257

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(Expressed in US Dollars - Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Operating Activities
Loss for the period	$(2,685,363)	$(4,941,721)
Add items not affecting cash:
Depreciation	3,539	7,894
Stock based compensation	361,991	907,154
Unrealized (gain) loss on derivative liability	(100,000)	700,000
Changes in non-cash items:
Accounts receivable	44,024	6,016
Prepaid expenses and other	(167,549)	(142,192)
Accounts payable and accrued liabilities	(575,535)	(1,038,448)
Cash used in operating activities	(3,118,893)	(4,501,297)

Financing Activities
Cash provided by financing activities	-	-

Investing Activities
Change in restricted cash	-	30,477
Capitalized acquisition costs	-	(30,477)
Cash used in investing activities	-	-

Effect of foreign exchange on cash	(872,177)	(166,397)
Decrease in cash and cash equivalents	(3,991,070)	(4,667,694)
Cash and cash equivalents, beginning of the period	13,521,473	13,925,601

Cash and cash equivalents, end of the period	$9,530,403	$9,257,907

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2015 and 2014

(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION, NATURE AND CONTINUANCE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the "Company") is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada. International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At June 30, 2015, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

The business of mining and exploration involves a high degree of risk and there can be no assurance that current exploration programs will result in profitable mining operations. The Company has no source of revenue, and has significant cash requirements to meet its administrative overhead and maintain its mineral property interests. The recoverability of amounts shown for capitalized acquisition costs is dependent on several factors. These include the discovery of economically recoverable reserves, the ability of the Company to obtain the necessary financing to complete the development of the Livengood Gold Project, and future profitable production or proceeds from disposition of capitalized acquisition costs. The success of the above initiatives cannot be assured. In the event that the Company is unable to obtain the necessary financing, it may be necessary to defer certain discretionary expenditures and other planned activities.

2.	BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2015 and the results of its operations for the six months then ended.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The 2014 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Six Months Ended June 30, 2015 and 2014

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

	Fair value as at June 30, 2015
	Level 1	Level 2
Financial assets:
Marketable securities	$10,943	$-
Total	$10,943	$-
Financial liabilities:
Derivative liability (note 6)	$-	$14,600,000
Total	$-	$14,600,000

	Fair value as at December 31, 2014
	Level 1	Level 2
Financial assets:
Marketable securities	$26,894	$-
Total	$26,894	$-
Financial liabilities:
Derivative liability (note 6)	$-	$14,700,000
Total	$-	$14,700,000

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2014	$55,204,041
Acquisition costs	-
Balance, June 30, 2015	$55,204,041

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2015 and 2014

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the six months ended June 30, 2015 and June 30, 2014:

	June 30, 2015	June 30, 2014
Exploration costs:
Aircraft services	$4,185	$4,440
Assay	9,984	5,405
Drilling	-	59,362
Environmental	355,318	585,058
Equipment rental	26,968	30,573
Field costs	126,144	112,657
Geological/geophysical	258,368	3,775
Land maintenance & tenure	413,737	409,070
Legal	17,215	161,716
Surveying and mapping	-	11,796
Transportation and travel	17,623	16,261
Total expenditures for the period	$1 ,229,542	$1,400,113

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

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the six months ended June 30, 2015 and from the inception of this lease the Company has paid $326,967 and $1,975,890, respectively.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the six months ended June 30, 2015 and from the inception of this lease the Company has paid $50,000 and $580,000, respectively.

c)	a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. During the six months ended June 30, 2015 and from the inception of this lease the Company has paid $20,000 and $145,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2015 and 2014

(Expressed in US dollars – Unaudited)

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. During the six months ended June 30, 2015 and from the inception of this lease the Company has paid $15,000 and $98,000, respectively.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014

Accrued liabilities	$250,447	$334,423
Accrued severance	21,500	390,659
Accrued salaries and benefits	77,282	153,600
Total accrued liabilities	$349,229	$878,682

Accrued liabilities at June 30, 2015 include accruals for general corporate costs and project costs of $39,895 and $210,552, respectively. Accrued liabilities at December 31, 2014 include accruals for general corporate costs and project costs of $74,413 and $260,010, respectively.

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

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000. The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price. The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group. Using this forward curve, the Company estimated an Average Gold Price based on actual gold prices to June 30, 2015 and projected gold prices from June 30, 2015 to the end of the five year period in December 2016 of $1,350 per ounce of gold.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2015 and 2014

(Expressed in US dollars – Unaudited)

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Total	Average Gold Price ($/oz.)
Derivative value at December 31, 2014	$14,700,000	$1,356
Unrealized gain for the period	(100,000)
Derivative value at June 30, 2015	$14,600,000	$1,350

7.	SHARE CAPITAL

Authorized

500,000,000 common shares without par value. At June 30, 2015 and December 31, 2014 there were 116,313,638 shares issued and outstanding.

Share issuances

There were no share issuances during the six months ended June 30, 2015.

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and reapproved on May 28, 2015 at the Company’s Annual General Meeting (the “2006 Plan”). The essential elements of the 2006 Plan provide that the aggregate number of common shares of the Company’s capital stock that may be made issuable pursuant to options granted under the 2006 Plan may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the 2006 Plan will have a maximum term of ten years. The exercise price of options granted under the 2006 Plan shall be fixed in compliance with the applicable provisions of the TSX Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the Toronto Stock Exchange. Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

During the six months ended June 30, 2015, the Company granted incentive stock options to certain officers, employees and consultants of the Company to purchase a total of 2,135,200 common shares in the capital stock of the Company. The options will vest as to one-third on the grant date, one-third on the first anniversary and one-third on the second anniversary. The following table presents the options granted by the Company during the six months ended June 30, 2015:

Options Granted During the Six Months Ended June 30, 2015
Grant Date	Expiry Date	Number of Options	Exercise Price (C$)
March 16, 2015	March 16, 2023	1,260,000	$1.00
March 16, 2015	March 16, 2023	845,200	$0.50
June 9, 2015	June 9, 2023	30,000	$1.00

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2015 and 2014

(Expressed in US dollars – Unaudited)

A summary of the status of the stock option plan as of June 30, 2015, and December 31, 2014 and changes is presented below:

	Six Months Ended		Year Ended
	June 30, 2015		December 31, 2014
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)
Balance, beginning of the period	5,854,000	$2.68	5,493,000	$3.57
Granted	2,135,200	$0.80	2,480,000	$1.00
Forfeited	-	-	(600,000)	$3.17
Cancelled	(1,561,000)	$4.53	(1,519,000)	$2.97
Balance, end of the period	6,428,200	$1.61	5,854,000	$2.68

The weighted average remaining life of options outstanding at June 30, 2015 was 5.53 years.

Stock options outstanding are as follows:

	June 30, 2015			December 31, 2014
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 23, 2016	-	-	-	$8.07	600,000	600,000
January 9, 2017	$4.60	30,000	30,000	$4.60	30,000	30,000
August 24, 2017	$3.17	1,775,000	1,775,000	$3.17	2,275,000	2,275,000
March 14, 2018	$2.18	344,000	344,000	$2.18	469,000	312,660
February 25, 2022	$1.11	1,030,000	686,666	$1.11	1,360,000	453,333
February 25, 2022	$0.73	684,000	456,000	$0.73	690,000	230,000
March 10, 2022	$1.11	430,000	286,666	$1.11	430,000	143,333
March 16, 2023	$1.00	1,260,000	419,999	$-	-	-
March 16, 2023	$0.50	845,200	281,733	$-	-	-
June 9, 2023	$1.00	30,000	10,000	$-	-	-
		6,428,200	4,290,064		5,854,000	4,044,326

A summary of the non-vested options as of June 30, 2015 and changes during the six months ended June 30, 2015 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2014	1,809,674	$0.49
Granted	2,135,200	$0.25
Cancelled	(112,000)	$0.45
Vested	(1,694,738)	$0.40
Outstanding at June 30, 2015	2,138,136	$0.34

At June 30, 2015 there was unrecognized compensation expense of C$400,720 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.08 years.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2015 and 2014

(Expressed in US dollars – Unaudited)

Share-based payments

During the six month period ended June 30, 2015, the Company granted 2,135,200 stock options with a fair value of $435,213, calculated using the Black-Scholes option pricing model. Share-based payment charges for the six months ended June 30, 2015 totaled $361,991.

During the six month period ended June 30, 2014, the Company granted 2,480,000 stock options with a fair value of $1,109,921, calculated using the Black-Scholes option pricing model. Share-based payment charges for the six months ended June 30, 2014 totaled $907,154.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	June 30, 2015	December 31, 2014
Expected life of options	6 years	6 years
Risk-free interest rate	0.97%	1.83%
Annualized volatility	80.60%	81.02%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$0.80	$1.00

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

8.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
June 30, 2015
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	10,004	23,586	33,590
Current assets	9,296,065	617,080	9,913,145
Total assets	$9,306,069	$55,844,707	$65,150,776
December 31, 2014
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	10,477	26,651	37,128
Current assets	13,003,412	760,119	13,763,531
Total assets	$13,013,889	$55,990,811	$69,004,700

Three months ended	June 30, 2015	June 30, 2014
Net loss for the period – Canada	$(504,557)	$(768,653)
Net loss for the period - United States	(1,544,311)	(662,749)
Net loss for the period	$(2,048,868)	$(1,431,402)

Six months ended	June 30, 2015	June 30, 2014
Net loss for the period – Canada	$(311,959)	$(1,437,704)
Net loss for the period - United States	(2,373,404)	(3,504,017)
Net loss for the period	$(2,685,363)	$(4,941,721)
14

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2015 and 2014

(Expressed in US dollars – Unaudited)

9.	COMMITMENTS

The following table discloses, as of June 30, 2015, the Company’s contractual obligations including anticipated mineral property payments and work commitments and committed office and equipment lease obligations. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make such payments or incur such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but no other lease purchase or royalty buyout options:

	Payments Due by Year
	2015	2016	2017	2018	2019	2020 and beyond	Total
Livengood Property Purchase(1)	$-	$-	$14,600,000	$-	$-	$-	$14,600,000
Mineral Property Leases(2)	-	416,872	421,850	426,902	437,031	442,236	2,144,891
Mining Claim Government Fees	-	132,040	132,040	132,040	132,040	132,040	660,200
Office and Equipment Lease Obligations	71,568	-	-	-	-	-	71,568
Total	$71,568	$548,912	$15,153,890	$558,942	$569,071	$574,276	$17,476,659

1.	The amount payable in January 2017 of $14,600,000 represents the fair value of the Company’s derivative liability as at June 30, 2015 and will be revalued at each subsequent reporting period. See note 6.
2.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See note 4.

10.	RELATED PARTY TRANSACTIONS

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

Current Business Activities

Livengood Gold Project

During the six months ended June 30, 2015 and to the date of this Quarterly Report on Form 10-Q, the Company progressed on its metallurgical, field and engineering work plan that was developed due to the potential importance of the head grade evaluation performed during 2014. A significant multi-phase metallurgical test work program is underway in an attempt to validate the observed higher calculated head grades. The objectives of the 2015 metallurgical test program are to:

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

Field work is in progress to advance the environmental baseline and to evaluate alternatives for fresh water supply with potential to reduce Project costs.

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

Management Changes

On May 11, 2015 the Company contracted with David Cross to serve as its Chief Financial Officer. Mr. Cross is a partner in the firm of Cross Davis & Company LLP, Chartered Professional Accountants, which has also been retained by the Company to provide corporate accounting support. Mr. Cross replaces Tom Yip who resigned as Chief Financial Officer effective December 31, 2014 and who was providing transitional financial services as a consultant to the Company since his resignation.

On March 26, 2015 the Company appointed Karl Hanneman as its Chief Operating Officer. Mr. Hanneman most recently has been serving as General Manager for the Company.  Mr. Hanneman has been with the Company since May 2010, during which time he was responsible for assembling the Alaska team and served as the Livengood Gold Project Manager.

Results of Operations

Summary of Quarterly Results

Description	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Net loss	$(2,048,868)	$(636,495)	$(1,654,469)	$(1,170,906)
Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.02)	$(0.01)

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Net loss	$(1,431,402)	$(3,510,319)	$(1,022,387)	$(4,124,761)
Basic and diluted net loss per common share	$(0.01)	$(0.04)	$(0.01)	$(0.04)

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

The Company incurred a net loss of $2,048,868 for the three month period ended June 30, 2015, compared to a net loss of $1,431,402 for the three month period ended June 30, 2014. The increase in net loss in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is mainly a factor of changes in noncash items between periods as further discussed below. The following discussion highlights certain selected financial information and changes in operations between the three months ended June 30, 2015 and the three months ended June 30, 2014.

Mineral property expenditures increased to $828,212 for the three months ended June 30, 2015 from $784,951 for the three months ended June 30, 2014 primarily due to the Company moving forward with a multi-phase metallurgical test work program partially offset by limiting field activities to continuation of critical environmental baseline work.

Share-based payment charges were $92,279 during the three months ended June 30, 2015 compared to $288,571 during the three months ended June 30, 2014. The decrease in share-based payment charges during the period was mainly the result of a reduction in the fair value of options granted during the current year and vesting of prior period grants.

Share-based payment charges

Share-based payment charges for the three month periods ended June 30, 2015 and 2014 were allocated as follows:

Expense category:	June 30, 2015	June 30, 2014
Consulting	$22,180	$67,908
Investor relations	4,883	11,751
Wages and benefits	65,216	208,912
	$92,279	$288,571

Share-based payments to consultants decreased from $67,908 to $22,180 as a result of a reduction in the fair value of options granted during the current year and vesting of prior period grants. Excluding share-based payments, consulting expenses increased to $88,823 for the three months ended June 30, 2015 from $60,773 for the three months ended June 30, 2014 as a result of consulting fees paid for Chief Financial Officer services during the current year.

Excluding share-based payment charges of $65,216 and $208,912 respectively, wages and benefits for the period decreased to $529,000 during the three months ended June 30, 2015 from $561,988 during the three months ended June 30, 2014 as a result of the resignation of the Company’s former Chief Financial Officer effective December 31, 2014.

Most other expense categories reflected moderate decreases period over period reflecting the Company’s efforts to reduce spending.

Total other expenses amounted to $198,091 during the three month period ended June 30, 2015 compared to total other income of $646,449 during the three month period ended June 30, 2014. Total other expense in the current period resulted mainly from an unrealized loss of $0.1 million on the revaluation of the derivative liability at June 30, 2015 resulting from an increase in the historical and estimated future average price of gold, compared to an unrealized gain of $0.8 million on the revaluation of the derivative liability during the prior period. In addition to the unrealized loss on the derivative liability, the Company incurred a foreign exchange loss of $131,360 during the three month period ended June 30, 2015 compared to a loss of $168,569 during the three month period ended June 30, 2014. The average exchange rate during the three month period ended June 30, 2015 was C$1 to US$0.8132 compared to C$1 to US$0.9170 for the three month period ended June 30, 2014.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

The Company incurred a net loss of $2,685,363 for the six month period ended June 30, 2015, compared to a net loss of $4,941,721 for the six month period ended June 30, 2014. The following discussion highlights certain selected financial information and changes in operations between the six months ended June 30, 2015 and the six months ended June 30, 2014.

Mineral property expenditures decreased to $1,229,542 for the six months ended June 30, 2015 from $1,400,113 for the six months ended June 30, 2014 primarily due to the Company moving forward with a multi-phase metallurgical test work program and limiting field activities to continuation of critical environmental baseline. Professional fees for the six months ended June 30, 2015 decreased by $109,234 from the six month period ended June 30, 2014 as the Company negotiated lower rates in 2015 for various third party-provided professional fees such as legal and accounting fees.

Share-based payment charges were $361,991 during the six months ended June 30, 2015 compared to $907,154 during the six months ended June 30, 2014. The decrease in share-based payment charges during the period was primarily the result of a reduction in the fair value of options granted during the period and vesting of prior option grants offset by forfeitures during 2014. The Company granted 2,135,200 options during the six months ended June 30, 2015 compared to 2,480,000 during the six months ended June 30, 2014.

Share-based payment charges

Share-based payment charges for the six month periods ended June 30, 2015 and 2014 were allocated as follows:

Expense category:	June 30, 2015	June 30, 2014
Consulting	$74,065	$3,825
Investor relations	18,039	53,149
Wages and benefits	269,887	850,180
	$361,991	$907,154

Share-based payments to consultants increased from $3,825 to $74,065 as a result of forfeitures during 2014 offset by a reduction in the fair value of options granted during the current year and vesting of prior period grants. Excluding share-based payments, consulting expenses increased to $184,307 for the six months ended June 30, 2015 from $114,465 for the six months ended June 30, 2014 as a result of consulting fees paid for Chief Financial Officer services during the current year.

Excluding share-based payment charges of $269,887 and $850,180, respectively, wages and benefits decreased to $1,034,906 during the six months ended June 30, 2015 from $1,169,375 during the six months ended June 30, 2014 as a result of the resignation of the Company’s Chief Financial Officer effective December 31, 2014.

All other expense categories reflected moderate decreases period over period reflecting the Company’s efforts to reduce spending.

Total other income amounted to $720,520 during the six month period ended June 30, 2015 compared to total other expense of $552,621 during the six month period ended June 30, 2014. Total other income in the current period resulted mainly from a foreign exchange gain of $570,895 during the six month period ended June 30, 2015 compared to a gain of $115,560 during the six month period ended June 30, 2014. The average exchange rate during the six month period ended June 30, 2015 was C$1 to US$0.8095 compared to C$1 to US$0.9120 for the six month period ended June 30, 2014. In addition to the unrealized gain from foreign exchange, the Company incurred an unrealized gain of $0.1 million on the revaluation of the derivative liability at June 30, 2015 resulting from a decrease in the calculated average price of gold, compared to an unrealized loss of $0.7 million on the revaluation of the derivative liability during the prior period which resulted from an increase in the calculated average price of gold.

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

As at June 30, 2015, the Company reported cash and cash equivalents of $9,530,403 compared to $13,521,473 at December 31, 2014. The decrease of approximately $4.0 million resulted mainly from expenditures on the Livengood Gold Project of approximately $2.8 million, severance payments of approximately $0.4 million and a negative foreign currency translation impact of approximately $0.8 million. The Company continues to utilize its cash resources to pursue opportunities identified in the September 2013 Study and subsequently identified by the Company, to fund environmental activities required for preservation of baseline database and future permitting as well as to complete corporate administrative requirements.

The Company had no cash flows from investing activities during the six month period ended June 30, 2015. Investing activities during the six month period ended June 30, 2014 comprised of solely the transfer of restricted cash to capitalized acquisition costs for land acquisitions that closed in January 2014.

The Company had no cash flows from financing activities during the six month periods ended June 30, 2015 and 2014.

As at June 30, 2015 the Company had working capital of $9,349,626 compared to working capital of $12,614,361 at December 31, 2014. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2015 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs, through the 2015 fiscal year and into the second quarter of 2016. To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the fiscal year ending December 31, 2015. These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project. Due to the potential importance of the 2014 head grade evaluation to the Project, a significant multi-phase metallurgical test work program has begun in an attempt to validate the observed higher calculated head grades.  The Company anticipates spending approximately $10 million during fiscal year 2015 on metallurgical work and project engineering as well as to maintain the environmental baseline activity, and perform required general and administrative duties. As at June 30, 2015 the Company had spent $3.1 million of the planned 2015 expenditures.

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

Contractual Obligations

The following table discloses, as of June 30, 2015, the Company’s contractual obligations including anticipated mineral property payments and work commitments and committed office and equipment lease obligations. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make such payments or incur such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2015	2016	2017	2018	2019	2020 and beyond	Total
Livengood Property Purchase(1)	$-	$-	$14,600,000	$-	$-	$-	$14,600,000
Mineral Property Leases(2)	-	416,872	421,850	426,902	437,031	442,236	2,144,891
Mining Claim Government Fees	-	132,040	132,040	132,040	132,040	132,040	660,200
Office and Equipment Lease Obligations	71,568	-	-	-	-	-	71,568
Total	$71,568	$548,912	$15,153,890	$558,942	$569,071	$574,276	$17,476,659

1.	The amount payable in January 2017 of $14,600,000 represents the fair value of the Company’s derivative liability as at June 30, 2015 and will be revalued at each subsequent reporting period.
2.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

Other – Related Party Transactions

In December 2011, in accordance with a Stock and Asset Purchase Agreement (the “Agreement”) between the Company, Alaska/Nevada Gold Mines, Ltd. (“AN Gold Mines”) and the Heflinger Group, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska. The Company’s derivative liability, as described in Note 6 of the financial statements for the period ended June 30, 2015, represents the remaining consideration for the purchase of these claims and related rights and is payable in January 2017. Under the Agreement, the payment is due 70% to AN Gold Mines and 30% to the Heflinger Group.

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

At June 30, 2015, the Company held a total of $9,530,403 in cash and cash equivalents which consist of interest saving accounts and Guaranteed Investment Certificates.

The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity. The Company’s sensitivity analysis suggests that a 0.5% change in interest rates would affect interest income by approximately $50,000.

Foreign Currency Risk

The Company is exposed to foreign currency risk to the extent that certain monetary financial instruments and other assets are denominated in Canadian dollars. As the majority of the Company’s assets are denominated in U.S. dollars, currency risk is limited to those Canadian cash balances. The Company has not entered into any foreign currency contracts to mitigate this risk. Over the past twelve months, the U.S. to Canadian dollar exchange rate has fluctuated as much as 15%. The Company’s sensitivity analysis suggests that a consistent 15% change in the absolute rate of exchange for the Canadian dollar would affect net assets by approximately $535,000. Furthermore, depending on the amount of cash held by the Company in Canadian dollars at the end of each reporting period using the period end exchange rate, significant changes in the exchange rates could cause significant changes to the currency translation amounts recorded to accumulated other comprehensive income.

As at June 30, 2015, Canadian dollar balances were converted at a rate of C$1 to $0.8017.

Credit Risk

Concentration of credit risk exists with respect to the Company’s cash and cash equivalents as all amounts are held at one major Canadian financial institution. Credit risk with regard to cash held in the United States at U.S. subsidiaries is mitigated as the amount held in the United States is only sufficient to cover short-term cash requirements. With respect to receivables at June 30, 2015, the Company is not exposed to significant credit risk as the receivables are principally interest accruals.

Other Price Risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk. The Company’s investment in marketable securities is exposed to such risk. The Company’s derivative liability, which consists of a future contingent payment valued using estimated future gold prices, is also exposed to other price risk. See Note 6 of the notes to the unaudited condensed consolidated interim financial statements for the period ended June 30, 2015. The fair value of this liability will fluctuate with the average daily price of gold as well as with future projections for the average price of gold over the life of the obligation. For every dollar change in the average daily price of gold, the value of the derivative liability will change by $23,148.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2015, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and accounting officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended June 30, 2015, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Consulting Agreement, dated for reference May 11, 2015, between the Company and David A. Cross (filed as Exhibit 10.1 to the Company’s Form 8-K on May 12, 2015 and incorporated herein by reference).

10.2	Financial and Accounting Consulting Agreement, dated for reference May 11, 2015, between the Company and Cross Davis & Company LLP, Certified General Accountants (filed as Exhibit 10.2 to the Company’s Form 8-K on May 12, 2015 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Thomas E. Irwin
Thomas E. Irwin
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015
By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 6, 2015

