Form 10-K
period 2015-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2016-03-16
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Based on the last sale price on the NYSE MKT of the registrant’s Common Shares on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) of $0.33 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34,572,554.

As of March 9, 2016, the registrant had 116,313,638 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into this report.

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

GLOSSARY OF TERMS

The following is a glossary of certain terms that may be used in this report.

“alteration”	Changes in the chemical or mineralogical composition of a rock, generally produced by weathering or hydrothermal solutions
“anomalous”	Departing from the expected or normal
“As”	Arsenic
“Au”	Gold
“basalt”	A dark coloured igneous rock, commonly extrusive – the fine grained equivalent of gabbro
“biotite”	A common rock forming mineral of the mica group
“Board”	The Board of Directors of ITH
“chert”	A hard, dense microcrystalline or cryptocrystalline sedimentary rock, consisting chiefly of interlocking crystals of quartz less than about 30 microns in diameter
“CIL”	Carbon in Leach
“clastic”	Pertaining to a rock or sediment composed principally of fragments derived from pre-existing rocks or minerals and transported some distance from their places of origin; also said of the texture of such a rock
“chip sample”	A series of small pieces of ore or rock taken at regular intervals across a vein or exposure
“cm”	Centimeters
“common shares”	The common shares without par value in the capital of ITH as the same are constituted on the date hereof
“conglomerate”	A coarse grained clastic sedimentary rock, composed of rounded to sub-angular fragments larger than 2mm in diameter set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica or hardened clay
“Corvus”	Corvus Gold Inc., a company subsisting under the laws of British Columbia which was spun off from the Company in August, 2010
“cutoff grade”	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate
“deformation”	A general term for the processes of folding, faulting, shearing, compression, or extension of rocks as a result of various earth forces
“deposit”	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical and economic factors are resolved
“diamond drill”	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock which is recovered in long cylindrical sections, an inch or more in diameter
“dip”	The angle that a stratum or any planar feature makes with the horizontal, measured perpendicular to the strike and in the vertical plane
“dike”	A tabular body of igneous rock that cuts across the structure of adjacent rocks or cuts massive rocks
“director”	A member of the Board of Directors of ITH
“disseminated”	Fine particles of mineral dispersed throughout the enclosing rock
“epigenetic”	Of or relating to a mineral deposit of origin later than that of the enclosing rocks
“g/t”	Grams per metric tonne
“gabbro”	A group of dark coloured, basic intrusive igneous rocks – the approximate intrusive equivalent of basalt

“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“heap leaching”	A method of recovering minerals from ore whereby crushed rock is stacked on a non-porous liner and an appropriate chemical solution is sprayed on the top of the pile (the “heap”) and allowed to percolate down through the crushed rock, dissolving the desired minerals(s) as it does so. The chemical solution is then collected from the base of the heap and is treated to remove the dissolved mineral(s)
“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“ITH”	International Tower Hill Mines Ltd., a company existing under the laws of British Columbia
“intrusion”	The process of the emplacement of magma in pre-existing rock, magmatic activity. Also, the igneous rock mass so formed
“intrusive”	Of or pertaining to intrusion, both the process and the rock so formed
“km”	Kilometers
“lode”	A vein of metal ore in the earth.
“m”	Meters
“mm”	Millimeters
“mafic”	Said of an igneous rock composed chiefly of dark, ferromagnesian minerals, also, said of those minerals
“magma”	Naturally occurring molten rock material, generated within the earth and capable of intrusion and extrusion, from which igneous rocks have been derived through solidification and related processes
“magmatic”	Of, or pertaining to, or derived from, magma
“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
“mineral reserve”	The economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined
“mineral resource”	Under NI 43-101, “mineral resource” means a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge
“mineralization”	The concentration of metals and their chemical compounds within a body of rock
“NI 43-101”	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
“NSR”	Net smelter return
“NYSE MKT”	NYSE MKT (formerly, the American Stock Exchange)
“ophiolite”	An assemblage of mafic and ultramafic igneous rocks ranging from spilite and basalt to gabbro and peridotite, and always derived from them by later metamorphism, whose origin is associated with an early phase of the development of a geosyncline

“RC”	A method of drilling whereby rock cuttings generated by the drill bit are flushed up from the bit face to the surface through the drill rods by air or drilling fluids for collection and analysis
“Sb”	Antimony
“sedimentary”	Pertaining to or containing sediment (typically, solid fragmental material transported and deposited by wind, water or ice that forms in layers in loose unconsolidated form), or formed by its deposition
“September 2013 Study”	The technical report entitled “Canadian National Instrument 43-101 Technical Report on the Livengood Gold Project, Feasibility Study, Livengood, Alaska” dated September 4, 2013 and prepared by certain Qualified Persons under NI 43-101, as filed under the Company’s profile on SEDAR
“sill”	A tabular igneous intrusion that parallels the planar structure of the surrounding rock
“strike”	The direction taken by a structural surface
“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“tectonic”	Pertaining to the forces involved in, or the resulting structures of, tectonics
“tectonics”	A branch of geology dealing with the broad architecture of the outer part of the earth, that is, the major structural or deformational features and their relations, origin and historical evolution
“TSX”	Toronto Stock Exchange
“ultramafic”	Said of an igneous rock composed chiefly of mafic minerals
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheet-like form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
“volcaniclastic”	Pertaining to a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "we", "us", "our", "ITH", "International Tower Hill", the "Company" or the "Corporation" refer to International Tower Hill Mines Ltd. and its subsidiaries.

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

The head office and principal administrative address of ITH is located at Suite 2300 – 1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3, and its registered and records office is located at 1300 – 777 Dunsmuir Street, Vancouver, BC  V7Y 1K2.

Recent Developments

Livengood Gold Project Developments

During the year ended December 31, 2015 and to the date of this Annual Report on Form 10-K, the Company progressed on a number of opportunities identified in the September 2013 Study and opportunities subsequently developed by the Company with the potential for optimization and reducing the costs of building and operating a mine at the Project. Outside consultants were retained to conduct additional metallurgical tests and engineering, including confirmation of the flow sheet and optimizing the operating costs. These inputs are being used in a throughput rationalization study to evaluate and optimize the Project configuration and capital costs, including determination of the optimum scale for the Livengood Gold Project. During 2015, the Company evaluated an alternative for fresh water supply and continued to advance environmental baseline work in support of future permitting in order to better position the Project for a construction decision when warranted by market conditions.

Management Changes

On March 26, 2015, the Company appointed Karl Hanneman as its Chief Operating Officer. Mr. Hanneman most recently has been serving as General Manager for the Company.  Mr. Hanneman has been with the Company since May 2010, during which time he was responsible for assembling the Alaska team and served as the Livengood Gold Project Manager.

On May 11, 2015, the Company contracted with David Cross to serve as its Chief Financial Officer. Mr. Cross is a partner in the firm of Cross Davis & Company LLP, Chartered Professional Accountants, which has also been retained by the Company to provide corporate accounting support. Mr. Cross replaces Tom Yip who resigned as Chief Financial Officer effective December 31, 2014 and subsequently provided transitional financial services up to May 31, 2015 as a consultant to the Company.

2016 Outlook

During 2016, the Company plans to complete the evaluation of opportunities as identified in the September 2013 Study and those subsequently developed by the Company for optimization and reducing Project costs. The Company will also pursue additional opportunities that might arise out of the current work. The Company also plans to continue critical baseline environmental studies to maintain the integrity of eight years of historical data already compiled.

2015 Metallurgical, Field, and Engineering Work

Due to the potential importance of the head grade evaluation performed during 2014, a significant multi-phase metallurgical test work program was initiated in an attempt to validate the observed higher calculated head grades.  For subsequent phases of this program, bulk samples of several thousand kilograms of each of the major rock types were selected and shipped for laboratory testing.  The objectives of the 2015 metallurgical test program were to:

•	Optimize the gravity circuit

•	Optimize the grind size and power consumption

•	Optimize the reagent consumption

•	Optimize the leach retention time

•	Confirm the overall recoveries by rock type

•	Provide additional confirmation of the Project head grades.

Review of the feasibility test work to date continues to indicate that there is a potential that further optimization of the parameters noted above could result in capital and operating expenditure reductions for the Project.  However, until this multi-phase metallurgical program has been completed, there can be no assurance that the head grade differences observed to date, or the potential process optimizations and cost savings opportunities identified, will in fact be realized.

Field work was completed to evaluate possible alternatives for the required fresh water supply with the potential to reduce Project costs. A 30 day pump test confirmed the presence of a large aquifer at the Project that is capable of supplying water for the mill at what is expected to be a much reduced capital cost as compared to that incorporated into the September 2013 Study. The Company also continued to advance environmental baseline work in support of future permitting in order to better position the Project for a potential construction decision when warranted by market conditions.

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

The following corporate chart sets forth all of ITH’s material subsidiaries:

Segment and Geographical Information

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties. The Company’s long-lived assets are geographically distributed as shown in the following table. The Company did not have revenues from external customers in any of the years shown below.

	December 31, 2015	December 31, 2014	December 31, 2013
Canada:	$9,563	$10,477	$11,994
United States:	55,224,561	55,230,692	55,259,960
Total:	$55,234,124	$55,241,169	$55,271,954

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

Employees

At December 31, 2015, the Company had 10 full-time employees. The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering and corporate governance.

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

Our only property at this time is our Livengood Gold Project, which is in the exploration stage. We have issued the September 2013 Study on the Livengood Gold Project which indicates that the Project generates a minimal positive return at a gold price of $1,500 per ounce. The price of gold is $1,243 per ounce as of March 14, 2016, and the Project as contemplated in the September 2013 Study is not commercially viable at current gold prices. While management is exploring opportunities identified in the September 2013 Study, as well as those developed by the Company subsequent to the September 2013 Study, for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful, that any of the optimization opportunities or cost savings will in fact be realized or that the price of gold will increase sufficiently to warrant a decision to develop the Project. If the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose most or all of their investment in our common shares.

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

If we are unable to secure the appropriate financing to settle the derivative liability related to the purchase of certain lands at the Project, we may lose all of our interest in those lands.

During 2011, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project (“Purchased Claims”) located near Fairbanks, Alaska. The aggregate consideration for the Purchased Claims was $13,500,000 in cash plus an additional contingent payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition. The contingent payment will equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce. If the Average Gold Price is less than $720, there will be no additional contingent payment. As at December 31, 2015, the Company’s estimate of the amount of the contingent payment is $13,900,000. This contingent payment, which is due in January 2017, significantly exceeds the Company’s available cash resources, and therefore the Company will be required to secure significant additional financing on or before January 2017 in order to be able to make this payment. The obligation to make the contingent payment is secured by a Deed of Trust over the rights of the Company in the Purchased Claims in favor of the vendors. If the Company is unsuccessful in raising the required capital to make the contingent payment, the vendors of the Purchased Claims will have the right to enforce their rights under the Deed of Trust, including the power of sale thereunder, thereby resulting in the Company losing any rights to the Purchased Claims. The vendors of the Purchased Claims may also seek to obtain a judgment against the Company for the amount of the contingent payment, including any portion of the contingent payment remaining following a sale of the Purchased Claims. Any such loss or judgment could materially and adversely affect the ability of the Company to proceed with any development of, or mining at, the Livengood Gold Project.

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

We have no history of mining or refining any mineral products or metals and the Livengood Gold Project is not currently producing. There can be no assurance that the Livengood Gold Project will be successfully placed into production, produce minerals in commercial quantities or otherwise generate operating earnings. Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting requirements and construction of the mine, processing plants, roads and related works and infrastructure. We will continue to incur losses until such time, if ever, as our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

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

The volatility in gold prices is illustrated by the following table, which presents the high, low and average fixed price in U.S. dollars for an ounce of gold, based on the London Bullion Market Association P.M. fix, over the past five years:

	High	Low	Average
2011	$1,895	$1,319	$1,572
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,410
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,159
January 1, 2016 to March 14, 2016	$1,278	$1,077	$1,171

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. It may be anticipated that any quoted market for our common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2015, the price of our common shares on the Toronto Stock Exchange ranged from a low of C$0.26 to a high of C$0.75, and on the NYSE MKT ranged from a low of $0.19 to a high of $0.62. From January 1, 2016 to March 14, 2016, the price of our common shares on the TSX ranged from a low of C$0.27 to a high of C$0.49, and on the NYSE MKT ranged from a low of $0.18 to a high of $0.37. There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, our shareholders may be unable to resell their shares at a desired price.

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

We likely constituted a passive foreign investment company (“PFIC”) during the fiscal year ended December 31, 2015, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2015, and we expect that we will be a PFIC in the current year and that we may continue to be classified as a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year and accordingly no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If ITH is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

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

The Company is in the process of optimizing the Livengood Gold Project and does not mine, produce or sell any mineral products at this time. The Company controls 100% of the Livengood Gold Project, which has a mineral resource of 731 million measured tonnes at an average grade of 0.61 g/tonne (14.4 million ounces at 0.3 g/tonne cut-off), 71 million indicated tonnes at an average grade of 0.56 g/tonne (1.3 million ounces at 0.3 g/tonne cut-off) and 266 million inferred tonnes at an average grade of 0.52 g/tonne (4.4 million ounces at 0.3 g/tonne cut-off). In 2013 the Company issued the results of the September 2013 Study which converted a portion of the Company’s mineral resources into proven reserves of 434 million tonnes at an average grade of 0.69 g/tonne (9.6 million ounces) and probable reserves of 20 million tonnes at an average grade of 0.70 g/tonne (454,000 ounces) based on a gold price of $1,500 per ounce. During 2016, the Company plans to complete the evaluation of opportunities as identified in the September 2013 Study and those subsequently developed by the Company for optimization and reducing Project costs. The Company also plans to continue critical baseline environmental studies to maintain the integrity of eight years of historical data already compiled.

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

The nearest community to Livengood Gold Project is the village of Minto, a town with a population of approximately 258 located approximately 65 km (40 miles) southwest by road. The Fairbanks metropolitan area has a population of approximately 100,000 people, and comprises the regional center with hospitals, government offices, businesses and the University of Alaska, Fairbanks. The city is linked to southern Alaska along a north-south transportation and utility corridor that includes two paved highways, a railroad to tide water, an interlinked electrical grid, and communications infrastructure. Fairbanks has an international airport serviced daily by up to three major airlines.

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

100% owned patented mining claims

•	U.S. Mineral Survey 2447, located on lower Livengood Creek, subject to the December 2011 land purchase agreement described below and further subject to an agreement to allow Larry Nelson, as agent for Nelson Mining Company, to operate a placer mine on MS 2447 through May 11, 2018.

•	U.S. Mineral Survey 1956, located on lower Gertrude Creek, subject to a reserved royalty of 5% of gross value held by Key Trust Company on behalf of the Luther Hess Trust, and further subject to an agreement to allow Samuel Eaves and Patricia Eaves to operate a placer mine on MS 1956 through June 1, 2017.

•	With respect to portions of U.S. Mineral Survey 1626, located on lower Amy Creek:

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

100% owned Livengood Placers, Inc., a private Nevada corporation that is 100% owned by TH Alaska. Livengood Placers, Inc. is the record owner of the following:

•	29 patented claims, subject to the December 2011 land purchase agreement described below.

•	108 federal unpatented placer claims, subject to the December 2011 land purchase agreement described below.

•	24 State of Alaska mining claims, subject to the December 2011 land purchase agreement described below.

Leased property

•	Alaska Mental Health Trust Lease. A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2015, there were 9,970 acres included in the AMHT lease.

•	Hudson/Geraghty Lease. A lease of 20 federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000.

•	Griffin Lease. A lease of three patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.

•	Tucker Lease. A lease of two unpatented federal lode mining claims and four federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.

Patented claims (undivided interests less than 100%)

•	An undivided 5/6th interest in that certain patented placer mining claim known as the “Kinney Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 5/9th interest in that certain patented placer mining claim known as the “Union Bench Association” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 1/6th interest in that certain patented placer mining claim known as the “Bessie Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 1/3rd interest in those certain patented placer mining claims known as the “War Association” claim; the “Mutual Association” claim; and the “O.K. Fraction” claim, all included within U.S. Mineral Survey No. 2033 on lower Amy Creek.

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment of $35/claim to be paid to the state (by November 30th of each year), for the first five years, $70 per year for the second five years, and $170 per year thereafter. These rental rates are multiplied by 4 for each 160 acre claim. As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year. In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year. Excess work can be carried forward for up to four years. If the rental is paid and the work requirements are met, the claims can be held indefinitely. The work completed by the Company during the 2015 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2019 on all State of Alaska mining claims.

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

December 2011 Land Purchase Agreement

In December 2011, the Company completed a transaction to acquire certain mining claims and related rights in the vicinity of the Livengood Gold Project. This acquisition included both mining claims and all of the shares of Livengood Placers, Inc. These assets were purchased on December 13, 2011 for aggregate consideration of $36,600,000 allocated between cash consideration of $13,500,000 and a derivative liability of $23,100,000. The derivative liability is a contingent payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition. The derivative liability (payable in January 2017) will equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce. If the Average Gold Price is less than $720, there will be no additional contingent payment. As at December 31, 2015, the Company’s estimate of the amount of the contingent payment is $13,900,000, which significantly exceeds the Company’s available cash resources. The obligation to make the contingent payment is secured by a Deed of Trust over the rights of the Company in the purchased claims in favor of the vendors. If the Company is unsuccessful in raising the required capital to make the contingent payment, the vendors of the purchased claims will have the right to enforce their rights under the Deed of Trust, including the power of sale thereunder, thereby resulting in the Company losing any rights to the purchased claims. The vendors of the purchased claims may also seek to obtain a judgment against the Company for the amount of the contingent payment, including any portion of the contingent payment remaining following a sale of the Purchased Claims.

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

Geology and Mineralization

Rocks at the Livengood Gold Project are part of the Livengood Terrane, an east–west belt, approximately 240 km (149 miles) long, consisting of tectonically interleaved assemblages of various ages. These assemblages include the Amy Creek Assemblage, a sequence of latest Proterozoic and/or early Paleozoic basalt, mudstone, chert, dolomite, and limestone. An early Cambrian ophiolite sequence of mafic and ultramafic sea floor rocks was thrust over the Amy Creek Assemblage and was, in turn, overthrust by a sequence of Devonian shale, siltstone, conglomerate, volcanic, and volcaniclastic rocks, which are the dominant host to the mineralization currently under exploration at the Livengood Gold Project. The Devonian assemblage was overthrust by a second klippe of Cambrian ophiolite rocks. All of these rocks are intruded by Cretaceous multiphase monzonitic and syenitic dikes and sills. Gold mineralization is spatially and temporally associated with these intrusive rocks.

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

The Company did not complete any material exploration at the Project in 2014 and 2015.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended December 31, 2015, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE MKT under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “IW9”. The following table sets forth the highest and lowest intraday sales prices for the common share as reported by the TSX and NYSE MKT for the periods indicated:

	Toronto Stock Exchange		NYSE MKT
Year ended December 31, 2015	C$ High	C$ Low	$ High	$ Low
Fourth Quarter	$0.57	$0.26	$0.42	$0.19
Third Quarter	$0.48	$0.26	$0.37	$0.20
Second Quarter	$0.52	$0.40	$0.42	$0.32
First Quarter	$0.75	$0.43	$0.62	$0.34

Year ended December 31, 2014	C$ High	C$ Low	$ High	$ Low
Fourth Quarter	$0.59	$0.36	$0.53	$0.32
Third Quarter	$0.83	$0.50	$0.78	$0.45
Second Quarter	$0.99	$0.47	$0.91	$0.45
First Quarter	$1.30	$0.43	$1.18	$0.40

As at March 14, 2016, there were 116,313,638 common shares issued and outstanding, and the Company had approximately 106 shareholders of record. On March 14, 2016, the closing price of the common shares as reported by the TSX and NYSE MKT was C$0.38 and $0.29, respectively.

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

None.

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

Dividends on Common Shares

Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of any applicable tax treaty) will be payable on dividends (or amounts paid or credited on account or in lieu of payment of, or in satisfaction of, dividends) paid or credited to a holder of common shares. Under the Canada–U.S. Income Tax Convention (1980), as amended (the “Canada–U.S. Treaty”), the withholding tax rate is generally reduced to 15% for a holder entitled to the benefits of the Canada–U.S. Treaty who is the beneficial owner of the dividends (or 5% if the holder is a company that owns at least 10% of the common shares).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be entitled to the benefits of the Canada–U.S. Treaty. Members of or holders of an interest in such an entity that holds common shares should consult their own tax advisers regarding the extent, if any, to which the benefits of the Canada–U.S. Treaty will be extended to the entity in respect of its common shares.

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

Under the Canada–U.S. Treaty, a holder entitled to the benefits of the Canada–U.S. Treaty and to whom the common shares are “taxable Canadian property” will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada.

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

Distributions

Subject to the passive foreign investment company rules discussed below, should a distribution be made, a U.S. Holder must include in gross income as dividend income the gross amount of any distribution paid on the common shares (including the amount of any non-U.S. taxes withheld from such amount), to the extent such distribution is paid out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Distributions in excess of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will first be treated as a non-taxable return of capital to the extent of the U.S. Holder’s basis in the common shares and thereafter as gain from the sale or exchange of common shares. See “Sale, Exchange, or Other Disposition of Common Shares” below.

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

We believe that we were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2015, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year and accordingly no assurances can be given regarding the Company’s PFIC status for the current year or any future year. The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

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

Description	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Seven Months Ended December 31, 2011	Year Ended May 31, 2011
Net loss – continuing operations	$(4,812,824)	$(7,767,096)	$(9,852,480)	$(56,643,462)	$(43,309,957)	$(47,421,873)
Net loss – discontinued operations	-	-	-	-	-	(1,037,912)
Net loss	(4,812,824)	(7,767,096)	(9,852,480)	(56,643,462)	(43,309,957)	(48,459,785)
Basic and diluted loss per common share from continuing operations	$(0.04)	$(0.08)	$(0.10)	$(0.62)	$(0.50)	$(0.61)
Basic and diluted loss per common share from discontinued operations	$-	$-	$-	$-	$-	$(0.01)

Description	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	May 31, 2011

Working capital	$6,169,233	$12,614,361	$12,699,227	$27,676,797	$45,813,618	$112,150,621
Current assets	6,685,712	13,763,531	14,192,923	31,424,066	56,133,233	116,318,862
Total assets	61,919,836	69,004,700	69,464,877	86,687,344	109,304,085	121,798,663
Current liabilities	516,479	1,149,170	1,493,696	3,747,269	10,319,615	4,168,241
Total liabilities	14,416,479	15,849,170	16,293,696	26,147,269	31,119,615	4,168,241
Shareholders’ equity	$47,503,357	$53,155,530	$53,171,181	$60,540,075	$78,184,470	$117,630,422

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Current Business Activities

General

Livengood Gold Project Developments

During the year ended December 31, 2015 and to the date of this Annual Report on Form 10-K, the Company progressed on a number of opportunities identified in the September 2013 Study and opportunities subsequently developed by the Company with the potential for optimization and reducing the costs of building and operating a mine at the Project.

2015

Management Changes

On March 26, 2015, the Company appointed Karl Hanneman as its Chief Operating Officer. Mr. Hanneman most recently has been serving as General Manager for the Company.  Mr. Hanneman has been with the Company since May 2010, during which time he was responsible for assembling the Alaska team and served as the Livengood Gold Project Manager.

On May 11, 2015, the Company contracted with David Cross to serve as its Chief Financial Officer. Mr. Cross is a partner in the firm of Cross Davis & Company LLP, Chartered Professional Accountants, which has also been retained by the Company to provide corporate accounting support. Mr. Cross replaces Tom Yip who resigned as Chief Financial Officer effective December 31, 2014 and subsequently provided transitional financial services up to May 31, 2015 as a consultant to the Company.

Field Work

Field work was completed to evaluate possible alternatives for the required fresh water supply with the potential to reduce Project costs. A 30 day pump test confirmed the presence of a large aquifer at the Project that is capable of supplying water for the mill at what is expected to be a much reduced capital cost as compared to that incorporated into the September 2013 Study. The Company also continued to advance environmental baseline work in support of future permitting in order to better position the Project for a potential construction decision when warranted by market conditions.

Metallurgical Review

A significant multi-phase metallurgical test work program was initiated in an attempt to validate the observed higher calculated head grades on the Project and to accomplish the following objectives:

•	Optimize the gravity circuit
•	Optimize the grind size and power consumption
•	Optimize the reagent consumption
•	Optimize the leach retention time
•	Confirm overall recoveries by rock type

This test program has involved laboratories at SGS Vancouver, SGS Lakefield, SGS Quebec City, FLSmidth Salt Lake, CRC ORE Australia, and AMIRA Australia. While the work is still ongoing, and therefore no conclusions have been reached, substantial progress has been achieved toward the stated objectives and to ensure that the flow sheet OPEX and CAPEX are optimized.

Third Party Audit

As the Company’s 2015 work program progressed, a decision was made to retain the engineering firm of BBA Inc., based in Montreal, to provide oversight on the metallurgical test program and to conduct a Value Engineering Review of the September 2013 Study and all information developed by the Company subsequent to the 2013 Study. BBA was directly involved in engineering at both the Osisko and Detour Gold mines, and as a result has considerable relevant recent experience with large scale surface gold mines in arctic conditions. After completing their review of the Project, BBA advised the Company that their high-level throughput rationalization exercise demonstrated that the overall mining scheme and operating cash flows can be improved with an appropriate elevated cut-off grade strategy and reduced stripping ratio in the early years of mining, lower throughput (lower than the September 2013 90,000 tpd) and a more compact site layout. BBA therefore recommended additional work to confirm the results of their preliminary work on the Project.

2016 Outlook

2016 Metallurgical and Engineering Work Plan

Based on the findings of the BBA Value Engineering Review, in October 2015 the Company engaged BBA to expand their analysis and complete a more detailed Throughput Rationalization Study that should be completed in 2016. The scope of this contract includes the selection of final economic grind size, completion of test work to optimize gold recovery and reagent consumption, carrying out grinding circuit simulations with and without secondary crushing and drill/blast fragmentation, reviewing the trade-off study on tailings management strategies, reviewing the benefits of secondary heat to lower power costs, and finalizing the process flowsheet.

In addition, NewFields Engineering (Denver) has been engaged to provide geotechnical engineering and to complete a trade-off study on tailings management strategies. Metal Mining Consultants (Denver) has been engaged to integrate updated unit costs into the production schedule optimization. The result of this work will be integrated into the BBA study.

Ongoing metallurgical test work continues at SGS Vancouver, SGS Lakefield, and AMIRA-Australia. The metallurgical programs currently underway are scheduled to be completed by the end of the second quarter 2016. Depending upon the results, additional phases of test work may be added as appropriate. The objectives of the metallurgical test work remain to optimize the process flow sheet, including grind, recovery and leach time, and power and reagent consumption.

A review of the test work to date indicates that the potential continues for further optimization of the parameters noted above to result in CAPEX and OPEX reductions for the Project. However, until this multi-phase metallurgical program has been completed, there can be no assurance that the head grade differences observed to date, or the potential process optimizations and cost savings opportunities identified, will, in fact, be realized.

Once the presently ongoing and planned test work and field work is completed and the process costs are better defined, these costs would then serve as input to the BBA study that will evaluate and optimize the Project configuration and the associated CAPEX and OPEX, including determining the optimum scale for the Project, any of which may be different than that assumed in the September 2013 Study.

The Company has sufficient funds to complete the test programs and engineering work underway.

Results of Operations

Summary of Quarterly Results

Description	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net loss	$(1,119,972)	$(1,007,489)	$(2,048,868)	$(636,495)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net loss	$(1,654,469)	$(1,170,906)	$(1,431,402)	$(3,510,319)
Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.01)	$(0.04)

Significant fluctuations in the Company’s quarterly net loss have mainly been the result of changes in operating costs and the valuation of the Company’s derivative liability. The fluctuation in the derivative liability is caused by changes in the price of gold during the period along with the expected price of gold through the term of the derivative liability which is payable in January 2017. The following table presents the unrealized gain or loss on the valuation of the derivative for each quarterly period during the years ended December 31, 2015 and 2014:

Three months ended:	2015 Unrealized Gain/(Loss)	2014 Unrealized Gain/(Loss)
March 31	$200,000	$(1,500,000)
June 30	$(100,000)	$800,000
September 30	$400,000	$400,000
December 31	$300,000	$400,000

Year ended December 31, 2015 compared to Year ended December 31, 2014

The Company had cash and cash equivalents of $6,493,486 at December 31, 2015 compared to $13,521,473 at December 31, 2014. The Company incurred a net loss of $4,812,824 for the year ended December 31, 2015, compared to a net loss of $7,767,096 for the year ended December 31, 2014. The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2015 and the year ended December 31, 2014.

Mineral property expenditures were $2,381,868 for the year ended December 31, 2015 compared to $2,631,974 for the year ended December 31, 2014. The decrease of $250,106 is due to limiting field activities to the continuation of critical environmental baseline work while moving forward with a multi-phase metallurgical test work program.

Professional fees were $230,227 for the year ended December 31, 2015 compared to $389,218 for the year ended December 31, 2014. The decrease of $158,991 is primarily due to the Company negotiating lower rates in 2015 for various third party-provided professional fees such as legal and accounting fees.

Share-based payment charges were $540,468 during the year ended December 31, 2015 compared to $1,285,385 during the year ended December 31, 2014. The decrease in share-based payment charges during the period was mainly the result of more stock option granted in 2014 as compared to 2015 and a lower fair value of options in 2015. The Company granted 2,135,200 options during the year ended December 31, 2015 compared to 2,480,000 options during the year ended December 31, 2014. At December 31, 2015 there was unrecognized compensation expense of $118,980 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.82 years.

Share based payment charges were allocated as follows:

Expense category:	Year ended December 31, 2015	Year ended December 31, 2014
Consulting	$113,150	$91,584
Investor relations	27,223	67,923
Wages and benefits	400,095	1,125,878
	$540,468	$1,285,385

Excluding share-based payment charges of $400,095 and $1,125,878, respectively, wages and benefits decreased to $2,159,515 for the year ended December 31, 2015 from $2,820,873 for the year ended December 31, 2014. A decrease in severance expense of approximately $285,000 from 2014 to 2015 along with decreased personnel as a result of the resignation of the Company’s Chief Financial Officer effective December 31, 2014 and the closure of the Colorado office during 2015 contributed to lower wages and benefits expenses.

All other operating expense categories showed moderate decreases period over period reflecting the Company’s efforts to reduce spending.

Other items amounted to other income of $1,637,352 during the year ended December 31, 2015 compared to other income of $606,192 in the year ended December 31, 2014. Total other income in 2015 resulted from the unrealized gain on the revaluation of the derivative liability of $800,000. This unrealized gain was caused by the further decrease in the price per ounce of gold during 2015 and is compared to an unrealized gain of $100,000 during 2014 which resulted from a lesser decrease in the price of gold during 2014. In addition to the unrealized gain on the derivative liability, the Company had a foreign exchange gain of $990,690 during the year ended December 31, 2015 compared to a gain of $453,161 during the year ended December 31, 2014 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the year ended December 31, 2015 was C$1 to US$0.7820 compared to C$1 to US$0.9054 for the year ended December 31, 2014.

The increase in other income was partially offset by a loss of $219,402 related to the other than temporary impairment of certain available-for-sale securities during the year ended December 31, 2015. The available-for-sale securities were deemed to be other than temporarily impaired based on the fair market value of the securities combined with a continued lack of liquidity.

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

Excluding share-based payment charges of $1,125,878 and $2,492,899, respectively, wages and benefits decreased to $2,820,873 for the year ended December 31, 2014 from $4,370,814 for the year ended December 31, 2013. A decrease in severance expense of approximately $230,000 from 2013 to 2014 along with decreased personnel during the year ended December 31, 2014 contributed to lower wages and benefits expenses. At December 31, 2013 the Company reduced its full time staff by approximately 30%.

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

As at December 31, 2015, the Company reported cash and cash equivalents of $6,493,486 compared to $13,521,473 at December 31, 2014. The decrease of approximately $7.0 million resulted mainly from expenditures on the Livengood Gold Project of approximately $5.0 million, severance payments of approximately $0.4 million, and a negative foreign currency translation impact of approximately $1.6 million. The Company continues to utilize its cash resources to pursue opportunities identified in the September 2013 Study and subsequently identified by the Company, to fund environmental activities required for preservation of baseline database and future permitting as well as to complete corporate administrative requirements.

The Company had no cash flows from investing activities during the year ended December 31, 2015. Investing activities during the year ended December 31, 2014 comprised of solely the transfer of restricted cash to capitalized acquisition costs for land acquisitions that closed in January 2014. Investing activity during the year ended December 31, 2013 was for the increase in restricted cash related to cash in escrow for the land acquisitions closed during January 2014.

The Company had no cash flows from financing activities during the year ended December 31, 2015. Financing activities during the year ended December 31, 2014 provided proceeds of $7,291,089 from the closing of a non-brokered private placement of common shares in December 2014. Total common shares issued in the financing were 18,245,000 at a price of C$0.46 for gross proceeds of $7,315,917. Total share issuance costs were $24,828. The Company had no cash flows from financing activities during the year ended December 31, 2013.

As at December 31, 2015, the Company had working capital of $6,169,233 compared to working capital of $12,614,361 at December 31, 2014. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2016 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2016 fiscal year. To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the fiscal year ending December 31, 2016. These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project.

The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project, the contingent payment due in January 2017 and the development of any mine that may be determined to be built at the Livengood Gold Project, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all. As at December 31, 2015, the Company’s estimate of the amount of the contingent payment is $13,900,000. This contingent payment, which is due in January 2017, significantly exceeds the Company’s available cash resources, and therefore the Company will be required to secure significant additional financing on or before January 2017 in order to be able to make this payment. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes pursuing a future strategic alliance to assist in further development, permitting and future construction costs.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.” The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2016 fiscal year.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Contractual Obligations and Commitments

The following table discloses, as of December 31, 2015, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2016	2017	2018	2019	2020	2021 and beyond	Total
Livengood Property Purchase(1)	$-	$13,900,000	$-	$-	$-	$-	$13,900,000
Mineral Property Leases(2)	381,872	421,850	426,903	432,032	442,237	447,521	2,552,415
Mining Claim Government Fees	114,445	114,445	114,445	114,445	114,445	114,445	686,670
Total	$496,317	$14,436,295	$541,348	$546,477	$556,682	$561,966	$17,139,085

1.	The amount payable in January 2017 of $13,900,000 represents the fair value of the Company’s derivative liability as at December 31, 2015 and will be revalued at each subsequent reporting period.
2.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

The Company’s assessment of impairment related to its capitalized acquisition costs at December 31, 2015 was based on estimated undiscounted future cash flows expected to result from the use and eventual disposition of these assets. The assessment took into account the Company’s expectation for the future price of gold as well as the probability of achieving certain opportunities to enhance the economics of the Livengood Gold Project as set out in the Company’s September 2013 Study and as subsequently developed by the Company. Based on this assessment, no impairments were recorded at December 31, 2015.

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

In August 2015, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosures Related to Uncertainties About Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosure. The new standard incorporates some of the principles of the current auditing standards and builds upon them, as follows:

•	Requires an assessment each annual and interim reporting period.
•	Defines substantial doubt.
•	Sets a look-forward period of one year from the financial statement issuance date.
•	Requires disclosures even when an initially-identified substantial doubt is alleviated by management's plans.

The amendments in ASU 2014-15 are effective for years ending after December 15, 2016 and for years and interim periods thereafter.

Early adoption of this standard is permitted but the Company has not yet adopted the standard. The Company is currently assessing the impact of adoption but expects the impact to be minimal.

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

At December 31, 2015, the Company held a total of $6,493,486 in cash and cash equivalents which include interest bearing accounts and Guaranteed Investment Certificates.

The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity. The Company’s sensitivity analysis suggests that a 0.5% change in interest rates would affect interest income by approximately $7,500.

Foreign Currency Risk

The Company is exposed to foreign currency risk to the extent that certain monetary financial instruments and other assets are denominated in Canadian dollars. As the majority of the Company’s assets are denominated in U.S. dollars, currency risk is limited to those Canadian cash balances. The Company has not entered into any foreign currency contracts to mitigate this risk. Over the past twelve months, the U.S. to Canadian dollar exchange rate has fluctuated as much as 10%. The Company’s sensitivity analysis suggests that a consistent 10% change in the absolute rate of exchange for the Canadian dollar would affect net assets by approximately $300,000. Furthermore, depending on the amount of cash held by the Company in Canadian dollars at the end of each reporting period using the period end exchange rate, significant changes in the exchange rates could cause significant changes to the currency translation amounts recorded to accumulated other comprehensive income.

As at December 31, 2015, Canadian dollar balances were converted at a rate of C$1 to $0.7225.

Credit Risk

Concentration of credit risk exists with respect to the Company’s cash and cash equivalents as all amounts are held at one major Canadian financial institution. Credit risk with regard to cash held in the United States at U.S. subsidiaries is mitigated as the amount held in the United States is only sufficient to cover short-term cash requirements. With respect to receivables at December 31, 2015, the Company is not exposed to significant credit risk as the receivables are principally interest accruals.

Other Price Risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices, other than those arising from interest rate risk or foreign exchange risk. The Company’s investment in marketable securities is exposed to such risk. The Company’s derivative liability, which consists of a future contingent payment valued using estimated future gold prices, is also exposed to other price risk. See Note 6 of the notes to the unaudited consolidated interim financial statements for the period ended December 31, 2015. The fair value of this liability will fluctuate with the average daily price of gold as well as with future projections for the average price of gold over the life of the obligation. For every dollar change in the average daily price of gold, the value of the derivative liability will change by $23,148.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders of International Tower Hill Mines Ltd.

We have audited the accompanying consolidated financial statements of International Tower Hill Mines Ltd., which comprise the consolidated balance sheets as at December 31, 2015 and December 31, 2014, and the consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flow for each of the years in the three-year period ended December 31, 2015, and the related notes, which comprise a summary of significant accounting policies and other explanatory information. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Tower Hill Mines Ltd. as of December 31, 2015 and December 31, 2014 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia

March 15, 2016

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
As at December 31, 2015 and 2014
(Expressed in U.S. Dollars)

	Note	December 31, 2015	December 31, 2014
ASSETS

Current assets
Cash and cash equivalents		$6,493,486	$13,521,473
Prepaid expenses and other		192,226	242,058
Total current assets		6,685,712	13,763,531
Property and equipment		30,083	37,128
Capitalized acquisition costs	4	55,204,041	55,204,041

Total assets		$61,919,836	$69,004,700

Current liabilities
Accounts payable		$122,043	$270,488
Accrued liabilities		394,436	878,682
Total current liabilities		516,479	1,149,170

Non-current liabilities
Derivative liability	6	13,900,000	14,700,000

Total liabilities		14,416,479	15,849,170

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 116,313,638 shares issued and outstanding at December 31, 2015 and December 31, 2014	8	243,692,185	243,692,185
Contributed surplus		33,979,717	33,439,249
Accumulated other comprehensive income		816,435	2,196,252
Deficit accumulated during the exploration stage		(230,984,980)	(226,172,156)

Total shareholders’ equity		47,503,357	53,155,530

Total liabilities and shareholders’ equity		$61,919,836	$69,004,700

Nature and continuance of operations (Note 1)

Commitments (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2015, 2014 and 2013
(Expressed in U.S. Dollars)

	Note	December 31, 2015	December 31, 2014	December 31, 2013
Operating Expenses
Consulting fees		$418,424	$333,145	$1,344,578
Depreciation		7,047	15,779	21,800
Insurance		259,753	270,724	284,993
Investor relations		132,305	221,665	304,797
Mineral property exploration	4	2,381,868	2,631,974	8,188,995
Office		33,643	68,941	97,560
Other		19,789	28,792	52,518
Professional fees		230,227	389,218	467,510
Regulatory		160,503	119,154	125,019
Rent		153,178	225,405	226,477
Travel		93,829	121,740	196,811
Wages and benefits		2,559,610	3,946,751	6,863,713
Total operating expenses		(6,450,176)	(8,373,288)	(18,174,771)

Other income (expense)
Gain on foreign exchange		990,690	453,161	917,301
Interest income		43,670	56,670	103,759

Impairment of available-for-sale securities		(219,402)	-	(298,769)
Unrealized gain on derivative	6	800,000	100,000	7,600,000
Other		22,394	(3,639)	-

Total other income (expense)		1,637,352	606,192	8,322,291

Net loss for the year		(4,812,824)	(7,767,096)	(9,852,480)

Other comprehensive income (loss)
Unrealized loss on marketable securities		(5,838)	(24,717)	(118,917)

Impairment of available-for-sale securities		219,402	-	298,769
Exchange difference on translating foreign operations		(1,593,381)	(800,312)	(1,260,539)
Total other comprehensive loss for the year		(1,379,817)	(825,029)	(1,080,687)

Comprehensive loss for the year		$(6,192,641)	$(8,592,125)	$(10,933,167)

Basic and fully diluted net loss per share		$(0.04)	$(0.08)	$(0.10)

Weighted average number of shares outstanding		116,313,638	99,068,364	98,068,638

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(Expressed in U.S. Dollars)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2012	98,068,638	$236,401,096	$28,589,591	$4,101,968	$(208,552,580)	$60,540,075
Stock based compensation	-	-	3,564,273	-	-	3,564,273
Unrealized loss on available-for-sale securities	-	-	-	(118,917)	-	(118,917)
Impairment of available-for-sale securities	-	-	-	298,769	-	298,769
Exchange difference on translating foreign operations	-	-	-	(1,260,539)	-	(1,260,539)
Net loss	-	-	-	-	(9,852,480)	(9,852,480)
Balance, December 31, 2013	98,068,638	236,401,096	32,153,864	3,021,281	(218,405,060)	53,171,181
Private placement	18,245,000	7,315,917	-	-	-	7,315,917
Share issuance costs	-	(24,828)	-	-	-	(24,828)
Stock based compensation	-	-	1,285,385	-	-	1,285,385
Unrealized loss on available-for-sale securities	-	-	-	(24,717)	-	(24,717)
Exchange difference on translating foreign operations	-	-	-	(800,312)	-	(800,312)
Net loss	-	-	-	-	(7,767,096)	(7,767,096)
Balance, December 31, 2014	116,313,638	243,692,185	33,439,249	2,196,252	(226,172,156)	53,155,530
Stock based compensation	-	-	540,468	-	-	540,468
Unrealized loss on available-for-sale securities	-	-	-	(5,838)	-	(5,838)
Impairment of available-for-sale securities	-	-	-	219,402	-	219,402
Exchange difference on translating foreign operations	-	-	-	(1,593,381)	-	(1,593,381)
Net loss	-	-	-	-	(4,812,824)	(4,812,824)
Balance, December 31, 2015	116,313,638	$243,692,185	$33,979,717	$816,435	$(230,984,980)	$47,503,357

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(Expressed in U.S. Dollars)

	December 31, 2015	December 31, 2014	December 31, 2013
Operating Activities
Loss for the year	$(4,812,824)	$(7,767,096)	$(9,852,480)
Add items not affecting cash:
Depreciation	7,047	15,779	21,800
Share-based payments	540,468	1,285,385	3,564,273
Unrealized gain on derivative liability	(800,000)	(100,000)	(7,600,000)
Impairment of available-for-sale securities	219,402	-	298,769
Write-down of advance to contractors	-	-	482,009
Other	-	15,004	-
Changes in non-cash items:
Accounts receivable	115,527	44,744	393,437
Prepaid expenses	(27,786)	25,727	18,193
Advance to contractors	30,682	(30,682)	100,000
Accounts payable and accrued liabilities	(612,304)	(332,439)	(2,246,348)
Cash used in operating activities	(5,339,788)	(6,843,578)	(14,820,347)

Financing Activities
Issuance of share capital	-	7,315,917	-
Share issuance costs	-	(24,828)	-
Cash provided by financing activities	-	7,291,089	-

Investing Activities
Change in restricted cash	-	30,477	(30,477)
Capitalized acquisition costs	-	(30,477)	-
Cash used in investing activities	-	-	(30,477)

Effect of foreign exchange on cash	(1,688,199)	(851,639)	(1,394,480)
Decrease in cash and cash equivalents	(7,027,987)	(404,128)	(16,245,304)
Cash and cash equivalents, beginning of year	13,521,473	13,925,601	30,170,905
Cash and cash equivalents, end of year	$6,493,486	$13,521,473	$13,925,601

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

1.	GENERAL INFORMATION, NATURE OF OPERATIONS AND LIQUIDITY RISK

International Tower Hill Mines Ltd. (“ITH” or the "Company") is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2015, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

These consolidated financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

The Company will require significant additional financing to continue its operations in connection with advancing activities at the Livengood Gold Project, to make the Additional Payment due on January 12, 2017 (see Note 6) and for the development of any mine that may be determined to be built at the Livengood Gold Project. There is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all.

As of December 31, 2015, the Company’s estimate of the amount of the Additional Payment is $13,900,000, which significantly exceeds the Company’s available cash resources, and therefore the Company will be required to obtain significant additional financing on or before January 12, 2017 in order to be able to make this payment.

Should the Company be unable to make the Additional Payment, the Company will have 30 days to remedy the event of default. Should the default not be remedied, the Company may be required to deliver the underlying claims, which are not part of the project’s gold resource but are part of the 75 square mile Livengood land package, into a trust in order for them to be sold. Should the proceeds from sale not be sufficient to satisfy the outstanding amount of the Additional Payment, the beneficiaries will have recourse against the Company for any shortfall. The Company considers it highly likely that the proceeds from any such sale, should it prove necessary, would be sufficient to satisfy the amount of the Additional Payment.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2016 fiscal year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 15, 2016, the Board approved the consolidated financial statements dated December 31, 2015.

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

The areas which require significant judgment and estimates that management has made at the financial reporting date, that could result in a material change to the carrying amounts of assets and liabilities, in the event actual results differ from the assumptions made, relate to, but are not limited to the following:

Significant estimates

•	the fair value determination and inputs used in the valuation of the derivative liability (see Note 6).

Significant judgments

•	the determination of functional currencies;
•	quantitative and qualitative factors used in the assessment of impairment of the Company’s capitalized acquisition costs; and
•	the analysis of resource calculations, drill results, labwork, etc. which can impact the Company’s assessment of impairment, and provisions, if any, for environmental rehabilitation and restoration.

The Company’s assessment of impairment related to its capitalized acquisition costs at December 31, 2015 was based on estimated undiscounted future cash flows expected to result from the use and eventual disposition of these assets. The assessment took into account the Company’s expectation for the future price of gold as well as the probability of achieving certain opportunities to enhance the economics of the Livengood Gold Project as set out in the September 2013 Study and as subsequently developed by the Company. Based on this assessment, no impairments were recorded at December 31, 2015.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income. The Company does not have any material provisions for environmental rehabilitation as of December 31, 2015.

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

In August 2015, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (Topic 205-40): Disclosures Related to Uncertainties About Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosure. The new standard incorporates some of the principles of the current auditing standards and builds upon them, as follows:

•	Requires an assessment each annual and interim reporting period.
•	Defines substantial doubt.
•	Sets a look-forward period of one year from the financial statement issuance date.
•	Requires disclosures even when an initially-identified substantial doubt is alleviated by management's plans.

The amendments in ASU 2014-15 are effective for years ending after December 15, 2016 and for years and interim periods thereafter.

Early adoption of this standard is permitted but the Company has not yet adopted the standard. The Company is currently assessing the impact of adoption but expects the impact to be minimal.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,
•	Level 3 – Inputs that are not based on observable market data.

	Fair value as at December 31, 2015
	Level 1	Level 2
Financial assets:
Marketable securities	$11,741	$-
	$11,741	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$13,900,000
	$-	$13,900,000

	Fair value as at December 31, 2014
	Level 1	Level 2
Financial assets:
Marketable securities	$26,894	$-
	$26,894	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$14,700,000
	$-	$14,700,000

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2013	$55,173,564
Additions	30,477
Balance, December 31, 2014	$55,204,041
Additions	-
Balance, December 31, 2015	$55,204,041

The following table presents costs incurred for exploration and evaluation activities for the years ended December 31, 2015 and 2014:

	Year ended December 31, 2015	Year ended December 31, 2014
Exploration costs:
Aircraft services	$4,185	$10,286
Assay	9,984	8,163
Drilling	-	119,036
Environmental	639,172	1,201,642
Equipment rental	44,514	52,709
Field costs	186,661	211,848
Geological/geophysical	945,390	70,388
Land maintenance & tenure	501,321	530,543
Legal	21,887	367,556
Surveying and mapping	-	26,503
Transportation and travel	28,754	33,300
Total expenditures for the year	$2,381,868	$2,631,974

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

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2015 the Company has paid $1,975,890 from the inception of this lease.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. As of December 31, 2015, the Company has paid $580,000 from the inception of this lease.

c)	a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. As of December 31, 2015, the Company has paid $145,000 from the inception of this lease.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. As of December 31, 2015, the Company has paid $98,000 from the inception of this lease.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014

Accrued liabilities	$247,034	$334,423
Accrued severance	19,900	390,659
Accrued salaries and benefits	127,502	153,600
Total accrued liabilities	$394,436	$878,682

Accrued liabilities at December 31, 2015 include accruals for general corporate costs and project costs of $27,535 and $219,499, respectively. Accrued liabilities at December 31, 2014 include accruals for general corporate costs and project costs of $74,413 and $260,010, respectively.

6.	DERIVATIVE LIABILITY

During 2011, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska. The aggregate consideration for the claims and rights was $13,500,000 in cash plus an additional payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition (“Additional Payment”). The Additional Payment will equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce. If the Average Gold Price is less than $720, there will be no additional consideration due.

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000. The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price. The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group. Using this forward curve, the Company estimated an Average Gold Price based on actual gold prices to December 31, 2015 and projected gold prices from December 31, 2015 to the end of the five year period in December 2016 of $1,320 per ounce of gold.

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Fair value	Average Gold Price/oz.

Derivative value at December 31, 2013	$14,800,000	$1,360
Unrealized gain for the year	(100,000)
Derivative value at December 31, 2014	14,700,000	$1,356
Unrealized gain for the year	(800,000)
Derivative value at December 31, 2015	$13,900,000	$1,320

7.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Loss before income taxes	$(4,812,824)	$(7,767,096)
Statutory Canadian corporate tax rate	25.00%	25.00%

Income tax recovery at statutory rates	$(1,203,207)	$(1,941,774)
Share-based payments	135,117	321,346
Unrecognized items for tax purposes	(172,870)	(5,383)
Difference in tax rates in other jurisdictions	(756,235)	(1,072,910)
Change in valuation allowance	1,997,195	2,698,721

Income tax recovery	$-	$-

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Deferred income tax assets (liabilities):
Mineral properties	$57,243,323	$57,243,322
Derivative liability	(1,996,400)	(1,822,800)
Donations	92,160	-
Other	55,349	62,329
Share issue costs	31,438	148,685
Non-capital losses available for future periods	33,462,392	31,229,931

	88,888,262	86,861,467
Valuation allowance	(88,888,262)	(86,861,467)

Deferred income tax asset	$-	$-

At December 31, 2015, the Company has available net operating losses for Canadian income tax purposes of approximately $17,942,000 and net operating losses for US income tax purposes of approximately $66,767,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2025	$65,000	$-
2026	78,000	-
2027	907,000	1,252,000
2028	1,253,000	1,350,000
2029	2,074,000	2,600,000
2030	2,829,000	5,691,000
2031	4,180,000	14,730,000
2032	2,629,000	18,371,000
2033	1,827,000	11,962,000
2034	1,694,000	5,901,000
2035	406,000	4,910,000

	17,942,000	66,767,000

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

Authorized

500,000,000 common shares without par value. At December 31, 2015 and 2014 there were 116,313,638 shares issued and outstanding.

Share issuances

During the fourth quarter of 2014, the Company closed a non-brokered private placement financing through the issuance of 18,245,000 common shares issued at C$0.46 per share for gross proceeds of $7,315,917. The financing closed on December 11, 2014. Total share issuance costs for this non-brokered private placement financing amounted to $24,828.

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and re-approved on May 28, 2015 at the Company’s Annual General Meeting (the “2006 Plan”). The essential elements of the 2006 Plan provide that the aggregate number of common shares of the Company’s capital stock that may be made issuable pursuant to options granted under the 2006 Plan may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the 2006 Plan will have a maximum term of ten years. The exercise price of options granted under the 2006 Plan shall be fixed in compliance with the applicable provisions of the TSX Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the Toronto Stock Exchange. Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

During the year ended December 31, 2015, the Company granted incentive stock options to certain officers, employees and consultants of the Company to purchase a total of 2,135,200 common shares in the capital stock of the Company. All options granted during the years ended December 31, 2015 and 2014 vest as to one-third on the grant date, one-third on the first anniversary, and one-third on the second anniversary.

A summary of the status of the stock option plan as of December 31, 2015 and 2014 and changes during the periods is presented below:

	Year Ended		Year Ended
	December 31, 2015		December 31, 2014
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)

Balance, beginning of the year	5,854,000	$2.68	5,493,000	$3.57
Granted	2,135,200	$0.80	2,480,000	$1.00
Expired	-	$-	-	$-
Forfeited	-	$-	(600,000)	$3.17
Cancelled	(1,923,000)	$4.01	(1,519,000)	$2.97
Balance, end of the year	6,066,200	$1.60	5,854,000	$2.68

The weighted average remaining life of options outstanding at December 31, 2015 was 5.1 years.

Stock options outstanding are as follows:

	December 31, 2015			December 31, 2014
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 23, 2016	$-	-	-	$8.07	600,000	600,000
January 9, 2017	$-	-	-	$4.60	30,000	30,000
August 24, 2017	$3.17	1,675,000	1,675,000	$3.17	2,275,000	2,275,000
March 14, 2018	$2.18	319,000	319,000	$2.18	469,000	312,660
February 25, 2022	$1.11	1,030,000	686,666	$1.11	1,360,000	453,333
February 25, 2022	$0.73	594,000	396,000	$0.73	690,000	230,000
March 10, 2022	$1.11	430,000	286,666	$1.11	430,000	143,333
March 16, 2023	$1.00	1,260,000	419,999	$-	-	-
March 16, 2023	$0.50	728,200	242,733	$-	-	-
June 9, 2023	$1.00	30,000	10,000	$-	-	-
		6,066,200	4,036,064		5,854,000	4,044,326

A summary of the non-vested options as of December 31, 2015 and 2014 and changes during the fiscal years ended December 31, 2015 and 2014 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2013	1,802,017	$1.38
Granted	2,480,000	$0.49
Vested	(2,272,342)	$1.10
Forfeited	(200,001)	$1.61
Outstanding at December 31, 2014	1,809,674	$0.49
Granted	2,135,200	$0.25
Vested	(1,914,738)	$0.39
Outstanding at December 31, 2015	2,030,136	$0.34

At December 31, 2015 there was unrecognized compensation expense of C$164,678 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.82 years.

Share-based payments

During the year ended December 31, 2015, the Company granted 2,135,200 stock options with a fair value of C$540,101, calculated using the Black-Scholes option pricing model. The Company recognized share-based payment expense of $540,468, $1,285,385 and $3,564,273 during the years ended December 31, 2015, 2014 and 2013, respectively.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	Year ended December 31, 2015	Year ended December 31, 2014

Expected life of options	6 years	6 years
Risk-free interest rate	0.97%	1.83%
Expected volatility	80.60%	81.02%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$0.80	$1.00

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2015
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	9,563	20,520	30,083
Current assets	6,106,135	579,577	6,685,712
Total assets	$6,115,698	$55,804,138	$61,919,836

December 31, 2014
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	10,477	26,651	37,128
Current assets	13,003,412	760,119	13,763,531
Total assets	$13,013,889	$55,990,811	$69,004,700

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013

Net loss for the year - Canada	$(702,851)	$(1,936,065)	$(4,216,835)
Net loss for the year - United States	(4,109,973)	(5,831,031)	(5,635,645)
Net loss for the year	$(4,812,824)	$(7,767,096)	$(9,852,480)

10.	COMMITMENTS

The following table discloses, as of December 31, 2015, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2016	2017	2018	2019	2020	2021 and beyond	Total
Livengood Property Purchase(1)	$-	$13,900,000	$-	$-	$-	$-	$13,900,000
Mineral Property Leases(2)	381,872	421,850	426,903	432,032	442,237	447,521	2,552,415
Mining Claim Government Fees	114,445	114,445	114,445	114,445	114,445	114,445	686,670
Total	$496,317	$14,436,295	$541,348	$546,477	$556,682	$561,966	$17,139,085
1.	The amount payable in January 2017 of $13,900,000 represents the fair value of the Company’s derivative liability as at December 31, 2015 and will be revalued at each subsequent reporting period. See Note 6.
2.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

11.	RELATED PARTY TRANSACTIONS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2015, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring that: information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

The effectiveness of our or any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable assurance that the objectives of the system will be met and is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating controls and procedures and the assumptions used in identifying the likelihood of future events.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2015. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2015.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2015 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2015 (the “2016 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2016 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2016 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2016 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2016 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

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

Date: March 16, 2016

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

By:	/s/ Thomas E. Irwin	By:	/s/ Mark R. Hamilton
	Thomas E. Irwin		Mark R. Hamilton
	Chief Executive Officer		Director
(Principal Executive Officer)
Date: March 16, 2016		Date: March 16, 2016

By:	/s/ David Cross	By:	/s/ Stephen A. Lang
	David Cross		Stephen A. Lang
	Chief Financial Officer		Director
(Principal Financial and Accounting Officer)
Date: March 16, 2016		Date: March 16, 2016

By:	/s/ Anton J. Drescher	By:	/s/ Thomas S. Weng
	Anton J. Drescher		Thomas S. Weng
	Director		Director

Date: March 16, 2016		Date: March 16, 2016

By:	/s/ John J. Ellis
John J. Ellis
Director

Date: March 16, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of the Company, as amended on June 11, 2013 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on July 31, 2013 and incorporated herein by reference)

4.1	Form of Common Share Certificate (filed as Exhibit 1 to the Company’s Form 8-A on August 2, 2007 and incorporated herein by reference)

4.2	Amended and Restated Shareholder Rights Plan Agreement, dated September 19, 2012, between International Tower Hill Mines Ltd. and Computershare Investor Services Inc., as rights agent (filed as Exhibit 4.2 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.1	Asset Purchase and Sale and Indemnity Agreement, dated June 30, 2006 among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc. and International Tower Hill Mines Ltd. (filed as Exhibit 2 to the Company’s Form 20-F on December 29, 2006 and incorporated herein by reference)

10.2	First Amending Agreement, dated July 26, 2006, among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc. and International Tower Hill Mines Ltd. (filed as Exhibit 3 to the Company’s Form 20-F on December 29, 2006 and incorporated herein by reference)

10.3	Indemnity and Pre-Emptive Rights Agreement, dated August 4, 2006, among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc., and International Tower Hill Mines Ltd. (filed as Exhibit 1 to the Company’s Form 20-F/A on December 29, 2006 and incorporated herein by reference)

10.4	Mining Lease with Option to Purchase, dated January 18, 2007, between Talon Gold Alaska Inc. and Bernard E. Griffin, Donna Griffin, Larry Kilgore, Sherry Gerbi, Jerry Griffin, Tim Miller, Lynne Miller, Robert and Marcia Miller (filed as Exhibit 11 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.5	Mining Lease, dated March 28, 2007, between Ronald Tucker and Talon Gold Alaska, Inc. (filed as Exhibit 14 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.6**	Upland Mining Lease, effective July 1, 2004, between the Alaska Mental Health Trust Authority and Tower Hill Mines, Inc. (as successor to AngloGold (U.S.A.)) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A on December 10, 2013 and incorporated herein by reference)

10.7	Addendum No. 2 to Upland Mining Lease, effective July 1, 2007, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.8	Addendum No. 3 to Upland Mining Lease, effective January 1, 2010, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.9	Addendum No. 4 to Upland Mining Lease, effective June 27, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.10**	Addendum No. 5 to Upland Mining Lease, effective June 30, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.11	Stock and Asset Purchase Agreement, dated December 13, 2011, among Tower Hill Mines, Inc., Alaska/Nevada Gold Mines, Ltd., Heflinger Mining & Equipment Company, and Carl Heflinger, and Fred Heflinger (filed as Exhibit 99.1 to the Company’s Form 6-K on March 26, 2012 and incorporated herein by reference)

10.12	Lease Amendment, Option Exercise, and Purchase and Sale Agreement, dated December 13, 2011, among Karl Hanneman, VMC Revocable Trust, and Tower Hill Mines, Inc. (filed as Exhibit 99.2 to the Company’s Form 6-K on March 26, 2012, and incorporated herein by reference)

10.13*	2006 Stock Option Plan, as amended September 19, 2012 (filed as Exhibit 10.9 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.14*	Form of Stock Option Agreement for use under the 2006 Stock Option Plan (filed as Exhibit 10.10 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.15*	Employment Agreement, dated March 18, 2014, between Thomas E. Irwin and Tower Hill Mines (US) LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 21, 2014 and incorporated herein by reference)

10.16*	Employment Agreement, dated March 12, 2013, between Karl Hanneman and Tower Hill Mines (US) LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 6, 2015 and incorporated herein by reference)

10.17*	Consulting Agreement, dated May 11, 2015, between David A. Cross and International Tower Hill Mines Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.18*	Financial and Accounting Consulting Agreement, dated May 11, 2015, between Cross Davis & Company LLP, Certified General Accountants and International Tower Hill Mines Ltd. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013, and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement
**	Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

