Form 10-Q
period 2016-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2016-05-06
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 3, 2016, the registrant had 116,313,638 Common Shares outstanding.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the potential for opportunities to improve the economics of the Livengood Gold Project by reducing certain capital and operating costs;
•	the potential for higher head grades at the Project;
•	the Company’s ability to potentially include the results of the optimization process in a new or updated feasibility study or any future financial analysis of the Project;
•	the Company’s ability to carry forward and incorporate into future engineering studies of the Project updated mine design, production schedule, and recovery concepts identified during the optimization process;
•	the potential for the Company to carry out an engineering phase that will evaluate and optimize the Project configuration and capital and operating expenses, including determining the optimum scale for the Project;
•	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due (including payment of the derivative liability due in January 2017), and the Company’s ability to be able to raise the necessary funds to continue operations on acceptable terms, if at all;
•	the proceeds from any sale of the claims related to the derivative liability being sufficient to satisfy the payment due in January 2017;
•	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;
•	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Project;
•	the potential for the expansion of the estimated resources at the Livengood Gold Project;
•	the potential for a production decision concerning, and any production at, the Livengood Gold Project;
•	the potential for cost savings due to the high gravity gold concentration component of some of the Livengood Gold Project mineralization;
•	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;
•	the Company’s estimates of the quality and quantity of the resources at the Livengood Gold Project;
•	the timing and cost of the planned future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom; and
•	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2016 and December 31, 2015

(Expressed in US Dollars - Unaudited)

	Note	March 31, 2016	December 31, 2015
ASSETS

Current
Cash and cash equivalents		$5,090,572	$6,493,486
Prepaid expenses and other		178,390	192,226
Total current assets		5,268,962	6,685,712

Property and equipment		28,768	30,083
Capitalized acquisition costs	4	55,204,041	55,204,041

Total assets		$60,501,771	$61,919,836

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$218,502	$122,043
Accrued liabilities		307,707	394,436
Derivative liability		14,600,000	-
Total current liabilities		15,126,209	516,479

Non-current liabilities
Derivative liability	6	-	13,900,000

Total liabilities		15,126,209	14,416,479

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 116,313,638 shares issued and outstanding at March 31, 2016 and December 31, 2015	7	243,692,185	243,692,185
Contributed surplus		34,040,368	33,979,717
Accumulated other comprehensive income		1,115,445	816,435
Deficit		(233,472,436)	(230,984,980)

Total shareholders’ equity		45,375,562	47,503,357

Total liabilities and shareholders’ equity		$60,501,771	$61,919,836

General Information, Nature of Operations and Liquidity Risk (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2016 and 2015

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2016	March 31, 2015
Operating expenses
Consulting fees		$73,190	$147,370
Depreciation		1,315	1,769
Insurance		61,749	67,377
Investor relations		20,958	32,203
Mineral property exploration	4	796,505	401,330
Office		7,837	6,988
Other		4,476	4,761
Professional fees		42,834	50,146
Regulatory		36,738	70,852
Rent		35,361	40,880
Travel		19,213	20,853
Wages and benefits		570,238	710,577
Total operating expenses		(1,670,414)	(1,555,106)

Other income (expenses)
Gain/(loss) on foreign exchange		(123,862)	702,255
Interest income		6,820	16,356
Unrealized gain/(loss) on derivative	6	(700,000)	200,000
Total other income (expenses)		(817,042)	918,611

Net loss for the period		(2,487,456)	(636,495)

Other comprehensive income (loss)
Unrealized loss on marketable securities		(473)	(8,379)
Exchange difference on translating foreign operations		299,483	(1,027,199)
Total other comprehensive income (loss) for the period		299,010	(1,035,578)
Comprehensive loss for the period		$(2,188,446)	$(1,672,073)

Basic and fully diluted loss per share		$(0.02)	$(0.01)

Weighted average number of shares outstanding		116,313,638	116,313,638

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016 and 2015

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2014	116,313,638	$243,692,185	$33,439,249	$2,196,252	$(226,172,156)	$53,155,530
Stock based compensation	-	-	269,712	-	-	269,712
Unrealized loss on available-for-sale securities	-	-	-	(8,379)	-	(8,379)
Exchange difference on translating foreign operations	-	-	-	(1,027,199)	-	(1,027,199)
Net loss	-	-	-	-	(636,495)	(636,495)
Balance, March 31, 2015	116,313,638	243,692,185	33,708,961	1,160,674	(226,808,651)	51,753,169
Stock based compensation	-	-	270,756	-	-	270,756
Unrealized loss on available-for-sale securities	-	-	-	2,541	-	2,541
Impairment of available-for-sale securities				219,402		219,402
Exchange difference on translating foreign operations	-	-	-	(566,182)	-	(566,182)
Net loss	-	-	-	-	(4,176,329)	(4,176,329)
Balance, December 31, 2015	116,313,638	243,692,185	33,979,717	816,435	(230,984,980)	47,503,357
Stock based compensation	-	-	60,651	-	-	60,651
Unrealized loss on available-for-sale securities	-	-	-	(473)	-	(473)
Exchange difference on translating foreign operations	-	-	-	299,483	-	299,483
Net loss	-	-	-	-	(2,487,456)	(2,487,456)
Balance, March 31, 2016	116,313,638	$243,692,185	$34,040,368	$1,115,445	$(233,472,436)	$45,375,562

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Operating Activities
Loss for the period	$(2,487,456)	$(636,495)
Add items not affecting cash:
Depreciation	1,315	1,769
Stock based compensation	60,651	269,712
Unrealized (gain) loss on derivative liability	700,000	(200,000)
Changes in non-cash items:
Accounts receivable	(10,326)	54,027
Prepaid expenses and other	28,870	21,626
Advances to contractors	(8,835)	19,703
Accounts payable and accrued liabilities	6,477	(680,834)
Cash used in operating activities	(1,709,304)	(1,150,492)

Effect of foreign exchange on cash	306,390	(1,076,553)
Decrease in cash and cash equivalents	(1,402,914)	(2,227,045)
Cash and cash equivalents, beginning of the period	6,493,486	13,521,473

Cash and cash equivalents, end of the period	$5,090,572	$11,294,428

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2016 and 2015

(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION, NATURE OF OPERATIONS AND LIQUIDITY RISK

International Tower Hill Mines Ltd. (“ITH” or the "Company") is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At March 31, 2016, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

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

As of March 31, 2016, the Company’s estimate of the amount of the Additional Payment is $14,600,000, which significantly exceeds the Company’s available cash resources, and therefore the Company will be required to obtain significant additional financing on or before January 12, 2017 in order to be able to make this payment.

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

In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes pursuing a strategic alliance to assist in further development, permitting and future construction costs.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2016 and the results of its operations for the three months then ended.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The 2015 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2016 and 2015

(Expressed in US dollars – Unaudited)

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

On May 5, 2016, the Board approved the condensed consolidated interim financial statements dated March 31, 2016.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

	Fair value as at March 31, 2016
	Level 1	Level 2
Financial assets:
Marketable securities	$12,028	$-
Total	$12,028	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$14,600,000
Total	$-	$14,600,000

	Fair value as at December 31, 2015
	Level 1	Level 2
Financial assets:
Marketable securities	$11,741	$-
Total	$11,741	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$13,900,000
Total	$-	$13,900,000

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2016 and 2015

(Expressed in US dollars – Unaudited)

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2015	$55,204,041
Acquisition costs	-
Balance, March 31, 2016	$55,204,041

The following table presents costs incurred for exploration and evaluation activities for the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Exploration costs:
Assay	$-	$9,984
Environmental	72,799	179,994
Equipment rental	11,152	11,707
Field costs	49,484	73,788
Geological/geophysical	590,829	72,991
Land maintenance & tenure	35,760	36,492
Legal	36,563	15,423
Transportation and travel	(82)	951
Total expenditures for the period	$796,505	$401,330

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 113 kilometers (70 miles) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the three months ended March 31, 2016 and from the inception of this lease the Company has paid $0 and $1,975,890, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2016 and 2015

(Expressed in US dollars – Unaudited)

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the three months ended March 31, 2016 and from the inception of this lease the Company has paid $0 and $580,000, respectively.

c)	a lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. During the three months ended March 31, 2016 and from the inception of this lease the Company has paid $20,000 and $165,000, respectively.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. During the three months ended March 31, 2016 and from the inception of this lease the Company has paid $15,000 and $113,000, respectively.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015

Accrued liabilities	$249,455	$247,034
Accrued severance	17,800	19,900
Accrued salaries and benefits	40,452	127,502
Total accrued liabilities	$307,707	$394,436

Accrued liabilities at March 31, 2016 include accruals for general corporate costs and project costs of $21,560 and $227,895, respectively. Accrued liabilities at December 31, 2015 include accruals for general corporate costs and project costs of $27,535 and $219,499, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2016 and 2015

(Expressed in US dollars – Unaudited)

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

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000. The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price. The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group. Using this forward curve, the Company estimated an Average Gold Price based on actual gold prices to March 31, 2016 and projected gold prices from March 31, 2016 to the end of the five year period in December 2016 of $1,352 per ounce of gold.

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Total	Average Gold Price ($/oz.)
Derivative value at December 31, 2015	$13,900,000	$1,320
Unrealized loss for the period	700,000
Derivative value at March 31, 2016	$14,600,000	$1,352

7.	SHARE CAPITAL

Authorized

500,000,000 common shares without par value. At December 31, 2015 and March 31, 2016 there were 116,313,638 shares issued and outstanding.

Share issuances

There were no share issuances during the three months ended March 31, 2016.

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

During the three month period ended March 31, 2016, there were no incentive stock options granted by the Company.

A summary of the status of the stock option plan as of March 31, 2016 and December 31, 2015 and changes is presented below:

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2016 and 2015

(Expressed in US dollars – Unaudited)

	Three Months Ended		Year Ended
	March 31, 2016		December 31, 2015
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)
Balance, beginning of the period	6,066,200	$1.60	5,854,000	$2.68
Granted	-	$-	2,135,200	$0.80
Cancelled	-	$-	(1,923,000)	$4.01
Balance, end of the period	6,066,200	$1.60	6,066,200	$1.60

The weighted average remaining life of options outstanding at March 31, 2016 was 4.8 years.

Stock options outstanding are as follows:

	March 31, 2016			December 31, 2015
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 24, 2017	$3.17	1,675,000	1,675,000	$3.17	1,675,000	1,675,000
March 14, 2018	$2.18	319,000	319,000	$2.18	319,000	319,000
February 25, 2022	$1.11	1,030,000	1,030,000	$1.11	1,030,000	686,666
February 25, 2022	$0.73	594,000	594,000	$0.73	594,000	396,000
March 10, 2022	$1.11	430,000	430,000	$1.11	430,000	286,666
March 16, 2023	$1.00	1,260,000	839,999	$1.00	1,260,000	419,999
March 16, 2023	$0.50	728,200	485,466	$0.50	728,200	242,733
June 9, 2023	$1.00	30,000	10,000	$1.00	30,000	10,000
		6,066,200	5,383,465		6,066,200	4,036,064

A summary of the non-vested options as of March 31, 2016 and changes during the three months ended March 31, 2016 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2015	2,030,136	$0.34
Vested	(1,347,401)	$0.38
Outstanding at March 31, 2016	682,735	$0.25

At March 31, 2016 there was unrecognized compensation expense of C$81,390 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.96 years.

Share-based payments

During the three month period ended March 31, 2016, there were no incentive stock options granted by the Company. Share-based payment charges for the three months ended March 31, 2016 totaled $60,651.

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

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2016 and 2015

(Expressed in US dollars – Unaudited)

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

December 31, 2015
Expected life of options	6 years
Risk-free interest rate	0.97%
Annualized volatility	80.60%
Dividend rate	0.00%
Exercise price (C$)	$0.80

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

8.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2016
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	9,414	19,354	28,768
Current assets	4,767,278	501,684	5,268,962
Total assets	$4,776,692	$55,725,079	$60,501,771
December 31, 2015
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	9,563	20,520	30,083
Current assets	6,106,135	579,577	6,685,712
Total assets	$6,115,698	$55,804,138	$61,919,836

Three months ended	March 31, 2016	March 31, 2015
Net gain/(loss) for the period – Canada	$(389,928)	$192,597
Net loss for the period - United States	(2,097,528)	(829,092)
Net loss for the period	$(2,487,456)	$(636,495)

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2016 and 2015

(Expressed in US dollars – Unaudited)

9.	COMMITMENTS

The following table discloses, as of March 31, 2016, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due in Calendar Year
	2016	2017	2018	2019	2020	2021 and beyond	Total
Livengood Property Purchase(1)	$-	$14,600,000	$-	$-	$-	$-	$14,600,000
Mineral Property Leases(2)	381,872	421,850	426,903	432,032	442,237	447,521	2,552,415
Mining Claim Government Fees	114,445	114,445	114,445	114,445	114,445	114,445	686,670

Total	$496,317	$15,136,295	$541,348	$546,477	$556,682	$561,966	$17,839,085

1.	The amount payable on January 12, 2017 of $14,600,000 represents the fair value of the Company’s derivative liability as at March 31, 2016 and will be revalued at each subsequent reporting period. See Note 6.
2.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

10.	RELATED PARTY TRANSACTIONS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. All currency amounts are stated in US dollars unless noted otherwise.

Current Business Activities

Livengood Gold Project

During the three months ended March 31, 2016 and to the date of this Quarterly Report on Form 10-Q, the Company progressed on a number of opportunities identified in the September 2013 Study and opportunities subsequently developed by the Company with the potential for optimization and reducing the costs of building and operating a mine at the Project.

The engineering firm of BBA Inc., based in Montreal, is in the process of evaluating engineering and metallurgical results and proceeding with the “Throughput Rationalization Study” that is scheduled to be completed in 2016.

The Company has sufficient funds to complete the test programs and engineering work underway.

Results of Operations

Summary of Quarterly Results

Description	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Net loss	$(2,487,456)	$(1,119,972)	$(1,007,489)	$(2,048,868)
Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.01)	$(0.02)

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Net loss	$(636,495)	$(1,654,469)	$(1,170,906)	$(1,431,402)
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

The Company incurred a net loss of $2,487,456 for the three month period ended March 31, 2016, compared to a net loss of $636,495 for the three month period ended March 31, 2015.

Mineral property expenditures increased $395,175 for the three months ended March 31, 2016 from $401,330 for the three months ended March 31, 2015 primarily due to the Company continuing a multi-phase metallurgical test work program, the cost of which was partially offset by limiting field activities to the continuation of critical environmental baseline work.

Consulting and professional fees were $116,024 for the three months ended March 31, 2016 compared to $197,516 for the three months ended March 31, 2015. The decrease of $81,492 is primarily due to the Company negotiating lower rates for various third party-provided professional fees such as legal and accounting fees.

Share-based payment charges

Share-based payment charges for the three month periods ended March 31, 2016 and 2015 were allocated as follows:

Expense category:	March 31, 2016	March 31, 2015
Consulting	$14,566	$51,885
Investor relations	3,482	13,156
Wages and benefits	42,603	204,671
	$60,651	$269,712

Share-based payment charges were $60,651 during the three months ended March 31, 2016 compared to $269,712 during the three months ended March 31, 2015. The decrease of $209,061 in share-based payment charges during the period was mainly the result of a reduction in the fair value of options granted in 2015 as compared to 2014.

Most other expense categories reflected moderate decreases period over period reflecting the Company’s efforts to reduce spending.

Other items amounted to a loss of $817,042 during the three month period ended March 31, 2016 compared to a gain of $918,611 during the three month period ended March 31, 2015. Total other loss resulted from the unrealized loss on the revaluation of the derivative liability of $700,000. This unrealized loss was caused by the increase in the price per ounce of gold during the three month period ended March 31, 2016 and is compared to an unrealized gain of $200,000 during the three month period ended March 31, 2015. In addition to the unrealized loss on the derivative liability, the Company had a foreign exchange loss of $123,862 during the three month period ended March 31, 2016 compared to a gain of $702,255 during the three month period ended March 31, 2015 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the three month period ended March 31, 2016 was C$1 to US$0.7282 compared to C$1 to US$0.8065 for the three month period ended March 31, 2015.

Liquidity Risk and Capital Resources

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

As at March 31, 2016, the Company had cash and cash equivalents of $5,090,572 compared to $6,493,486 at December 31, 2015. The decrease of approximately $1.4 million resulted mainly from expenditures on the Livengood Gold Project of approximately $1.7 million and a positive foreign currency translation impact of approximately $0.3 million. The Company continues to utilize its cash resources to pursue opportunities identified in the September 2013 Study and subsequently identified by the Company, to fund environmental activities required for preservation of baseline database and future permitting as well as to complete corporate administrative requirements.

The Company had no cash flows from investing activities or financing activities during the three month periods ended March 31, 2016 and 2015.

As at March 31, 2016, the Company had a working capital deficit of $9,857,247 compared to working capital of $6,169,233 at December 31, 2015. The negative working capital is mainly the result of the reclassification of the contingent derivative payment to a current liability. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2016 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2016 fiscal year. To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the fiscal year ending December 31, 2016. These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project.

The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project, the contingent payment due in January 2017 and the development of any mine that may be determined to be built at the Livengood Gold Project, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all. As at March 31, 2016, the Company’s estimate of the amount of the contingent payment is $14,600,000. This contingent payment, which is due in January 2017, significantly exceeds the Company’s available cash resources, and therefore the Company will be required to secure significant additional financing on or before January 2017 in order to be able to make this payment. See Note 1 of the notes to the unaudited condensed consolidated interim financial statements for the period ended March 31, 2016. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes pursuing a future strategic alliance to assist in further development, permitting and future construction costs.

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

Contractual Obligations

The following table discloses, as of March 31, 2016, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due in Calendar Year
	2016	2017	2018	2019	2020	2021 and beyond	Total
Livengood Property Purchase(1)	$-	$14,600,000	$-	$-	$-	$-	$14,600,000
Mineral Property Leases(2)	381,872	421,850	426,903	432,032	442,237	447,521	2,552,415
Mining Claim Government Fees	114,445	114,445	114,445	114,445	114,445	114,445	686,670

Total	$496,317	$15,136,295	$541,348	$546,477	$556,682	$561,966	$17,839,085

1.	The amount payable on January 12, 2017 of $14,600,000 represents the fair value of the Company’s derivative liability as at March 31, 2016 and will be revalued at each subsequent reporting period.
2.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

Other – Related Party Transactions

In December 2011, in accordance with a Stock and Asset Purchase Agreement (the “Agreement”) between the Company, Alaska/Nevada Gold Mines, Ltd. (“AN Gold Mines”) and the Heflinger Group, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska. The Company’s derivative liability, as described in Note 6 of the financial statements for the period ended March 31, 2016, represents the remaining consideration for the purchase of these claims and related rights and is payable in January 2017. Under the Agreement, the payment is due 70% to AN Gold Mines and 30% to the Heflinger Group.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future.  Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs.  Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2016, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended March 31, 2016, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Thomas E. Irwin
Thomas E. Irwin
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016
By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2016