Form 10-Q
period 2016-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2016-11-14
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 116,353,638 Common Shares outstanding.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due (including payment of the derivative liability due in January 2017), and the Company’s ability to be able to raise the necessary funds to continue operations on acceptable terms, if at all;
•	the proceeds from any sale of the claims related to the derivative liability being sufficient to satisfy the payment due in January 2017;
•	the potential for opportunities to improve recovery or further reduce costs at the Livengood Gold Project;
•	the Company’s ability to potentially include the results of the optimization process in a new or updated feasibility study or any future financial analysis of the Project, and the estimated cost of such optimization process;
•	the Company’s ability to carry forward and incorporate into future engineering studies of the Project updated mine design, production schedule, and recovery concepts identified during the optimization process;
•	the potential for the Company to carry out an engineering phase that will evaluate and optimize the Project configuration and capital and operating expenses, including determining the optimum scale for the Project;
•	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;
•	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Project;
•	the potential for the expansion of the estimated resources at the Livengood Gold Project;
•	the potential for a production decision concerning, and any production at, the Livengood Gold Project;
•	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;
•	the Company’s estimates of the quality and quantity of the resources at the Livengood Gold Project;
•	the timing and cost of any future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom; and
•	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2016 and December 31, 2015
(Expressed in US Dollars - Unaudited)

	Note	September 30, 2016	December 31, 2015
ASSETS

Current
Cash and cash equivalents		$1,759,123	$6,493,486
Prepaid expenses and other		218,408	192,226
Total current assets		1,977,531	6,685,712

Property and equipment		26,120	30,083
Capitalized acquisition costs	4	55,204,041	55,204,041

Total assets		$57,207,692	$61,919,836

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$186,860	$122,043
Accrued liabilities		357,728	394,436
Derivative liability	6	14,800,000	-
Total current liabilities		15,344,588	516,479

Non-current liabilities
Derivative liability	6	-	13,900,000

Total liabilities		15,344,588	14,416,479

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 116,313,638 shares issued and outstanding at December 31, 2015 and 116,353,638 shares issued and outstanding at September 30, 2016	7	243,716,531	243,692,185
Contributed surplus		34,063,362	33,979,717
Accumulated other comprehensive income		1,149,086	816,435
Deficit		(237,065,875)	(230,984,980)

Total shareholders’ equity		41,863,104	47,503,357

Total liabilities and shareholders’ equity		$57,207,692	$61,919,836

General Information, Nature of Operations and Going Concern (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2016 and 2015
(Expressed in US Dollars - Unaudited)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating expenses
Consulting fees		$63,973	$82,091	$200,660	$340,463
Depreciation		1,323	1,754	3,963	5,293
Insurance		69,326	68,137	200,532	206,222
Investor relations		27,119	19,209	76,506	112,289
Mineral property exploration	4	528,117	727,477	2,504,284	1,957,019
Office		9,546	6,144	30,005	24,255
Other		4,487	4,675	14,508	15,427
Professional fees		63,057	63,572	155,007	189,185
Regulatory		50,307	40,444	108,281	139,812
Rent		35,374	36,733	106,109	121,719
Travel		42,702	41,064	81,350	80,706
Wages and benefits		537,872	657,914	1,630,035	1,962,707
Total operating expenses		(1,433,203)	(1,749,214)	(5,111,240)	(5,155,097)

Other income (expenses)
Gain/(loss) on foreign exchange		(3,020)	334,228	(124,784)	905,123
Interest income		3,534	7,497	15,689	38,122
Unrealized gain/(loss) on derivative	6	(100,000)	400,000	(900,000)	500,000
Other income		8,100	-	39,440	19,000
Total other income (expenses)		(91,386)	741,725	(969,655)	1,462,245

Net loss for the period		(1,524,589)	(1,007,489)	(6,080,895)	(3,692,852)

Other comprehensive income (loss)
Unrealized gain/(loss) on marketable securities		(13,210)	5,272	(2,459)	(8,895)
Exchange difference on translating foreign operations		38,852	(583,280)	335,110	(1,414,013)
Total other comprehensive income (loss) for the period		25,642	(578,008)	332,651	(1,422,908)
Comprehensive loss for the period		$(1,498,947)	$(1,585,497)	$(5,748,244)	$(5,115,760)

Basic and fully diluted loss per share		$(0.01)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of shares outstanding		116,348,855	116,313,638	116,325,463	116,313,638

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016 and 2015

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2014	116,313,638	$243,692,185	$33,439,249	$2,196,252	$(226,172,156)	$53,155,530
Stock-based compensation	-	-	448,310	-	-	448,310
Unrealized loss on available-for-sale securities	-	-	-	(8,895)	-	(8,895)
Exchange difference on translating foreign operations	-	-	-	(1,414,013)	-	(1,414,013)
Net loss	-	-	-	-	(3,692,852)	(3,692,852)
Balance, September 30, 2015	116,313,638	243,692,185	33,887,559	773,344	(229,865,008)	48,488,080
Stock-based compensation	-	-	92,158	-	-	92,158
Unrealized gain on available-for-sale securities	-	-	-	3,057	-	3,057
Impairment of available-for-sale securities	-	-	-	219,402	-	219,402
Exchange difference on translating foreign operations	-	-	-	(179,368)	-	(179,368)
Net loss	-	-	-	-	(1,119,972)	(1,119,972)
Balance, December 31, 2015	116,313,638	243,692,185	33,979,717	816,435	(230,984,980)	47,503,357
Stock-based compensation	-	-	92,587	-	-	92,587
Unrealized loss on available-for-sale securities	-	-	-	(2,459)	-	(2,459)
Exchange difference on translating foreign operations	-	-	-	335,110	-	335,110
Exercise of options	40,000	15,404	-	-	-	15,404
Reallocation from contributed surplus	-	8,942	(8,942)	-	-	-
Net loss	-	-	-	-	(6,080,895)	(6,080,895)
Balance, September 30, 2016	116,353,638	$243,716,531	$34,063,362	$1,149,086	$(237,065,875)	$41,863,104

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(Expressed in US Dollars - Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Operating Activities
Loss for the period	$(6,080,895)	$(3,692,852)
Add items not affecting cash:
Depreciation	3,963	5,293
Stock-based compensation	92,587	448,310
Unrealized (gain) loss on derivative liability	900,000	(500,000)
Changes in non-cash items:
Accounts receivable	29,992	84,838
Prepaid expenses and other	(11,041)	(10,994)
Accounts payable and accrued liabilities	24,284	(461,699)
Cash used in operating activities	(5,041,110)	(4,127,104)

Financing Activities
Issuance of share capital	15,404	-
Cash provided by financing activities	15,404	-

Effect of foreign exchange on cash	291,343	(1,485,764)
Decrease in cash and cash equivalents	(4,734,363)	(5,612,868)
Cash and cash equivalents, beginning of the period	6,493,486	13,521,473

Cash and cash equivalents, end of the period	$1,759,123	$7,908,605

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2016 and 2015
(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION, NATURE OF OPERATIONS AND GOING CONCERN

International Tower Hill Mines Ltd. (“ITH” or the "Company") is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At September 30, 2016, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at September 30, 2016, the Company had cash and cash equivalents of $1,759,123 compared to $6,493,486 at December 31, 2015. The Company has no revenue generating operations from which it can internally generate funds. As at September 30, 2016, the Company’s estimate of the amount of the Additional Payment due on January 12, 2017 (see Note 6) is $14,800,000, which significantly exceeds the Company’s available cash resources. The Company expects to seek to obtain significant additional financing on or before January 2017 in order to be able to make this payment, but there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all.

Should the Company be unable to make the Additional Payment, the Company will have 30 days to remedy the event of default. Should the default not be remedied, the Company may be required to deliver the underlying claims, which are not part of the Project’s gold resource but are part of the 75 square mile Livengood land package, into a trust in order for them to be sold. Should the proceeds from sale not be sufficient to satisfy the outstanding amount of the Additional Payment, the beneficiaries will have recourse against the Company for any shortfall. The Company considers it likely that the proceeds from any such sale, should it prove necessary, would be sufficient to satisfy the amount of the Additional Payment.

The Company will also require significant additional financing to continue its operations in connection with advancing activities at the Livengood Gold Project and for the development of any mine that may be determined to be built at the Livengood Gold Project. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes pursuing a strategic alliance to assist in further development, permitting and future construction costs.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. Even if the Company is able to secure some additional equity financing, the Company may be unable to raise enough capital to both make the Additional Payment and continue its operations in connection with advancing all activities at the Livengood Gold Project into 2017 and beyond. As a result, there is substantial doubt about our ability to continue as a going concern. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure sufficient additional financing, it may be unable to make the Additional Payment when due, and the Company may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2016 fiscal year.

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2016 and 2015
(Expressed in US dollars – Unaudited)

These financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary were the going concern adjustment appropriate. Such adjustments could be material.

2.	BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2016 and the results of its operations for the nine months then ended.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The 2015 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

On November 14, 2016, the Board approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

	Fair value as at September 30, 2016
	Level 1	Level 2
Financial assets:
Marketable securities	$20,318	$-
Total	$20,318	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$14,800,000
Total	$-	$14,800,000

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2016 and 2015
(Expressed in US dollars – Unaudited)

	Fair value as at December 31, 2015
	Level 1	Level 2
Financial assets:
Marketable securities	$11,741	$-
Total	$11,741	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$13,900,000
Total	$-	$13,900,000

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2015	$55,204,041
Acquisition costs	-
Balance, September 30, 2016	$55,204,041

The following table presents costs incurred for exploration and evaluation activities for the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Exploration costs:
Aircraft services	$6,511	$4,185
Assay	-	9,984
Environmental	233,398	509,274
Equipment rental	33,375	33,862
Field costs	87,754	140,355
Geological/geophysical	1,613,994	717,073
Land maintenance & tenure	494,316	496,968
Legal	27,845	18,262
Transportation and travel	7,091	27,056
Total expenditures for the period	$2,504,284	$1,957,019

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 113 kilometers (70 miles) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the nine months ended September 30, 2016 and from the inception of this lease the Company has paid $326,776 and $2,302,666, respectively.

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2016 and 2015
(Expressed in US dollars – Unaudited)

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the nine months ended September 30, 2016 and from the inception of this lease the Company has paid $50,000 and $630,000, respectively.

c)	a lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. During the nine months ended September 30, 2016 and from the inception of this lease the Company has paid $20,000 and $165,000, respectively.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. During the nine months ended September 30, 2016 and from the inception of this lease the Company has paid $15,000 and $113,000, respectively.

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

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2016 and 2015
(Expressed in US dollars – Unaudited)

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015

Accrued liabilities	$288,451	$247,034
Accrued severance	-	19,900
Accrued salaries and benefits	69,277	127,502
Total accrued liabilities	$357,728	$394,436

Accrued liabilities at September 30, 2016 include accruals for general corporate costs and project costs of $33,420 and $255,031, respectively. Accrued liabilities at December 31, 2015 include accruals for general corporate costs and project costs of $27,535 and $219,499, respectively.

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

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000. The key assumption used in the valuation of the derivative is the estimate of the future Average Gold Price. The estimate of the future Average Gold Price was determined using a forward curve on future gold prices as published by the CME Group. Using this forward curve, the Company estimated an Average Gold Price based on actual gold prices to September 30, 2016 and projected gold prices from September 30, 2016 to the end of the five year period on December 13, 2016 of $1,360 per ounce of gold.

The fair value of the derivative liability and the estimated Average Gold Price are as follows:

	Total	Average Gold Price ($/oz.)
Derivative value at December 31, 2015	$13,900,000	$1,320
Unrealized loss for the period	900,000
Derivative value at September 30, 2016	$14,800,000	$1,360

7.	SHARE CAPITAL

Authorized

500,000,000 common shares without par value. At December 31, 2015 there were 116,313,638 shares issued and outstanding. At September 30, 2016 there were 116,353,638 shares issued and outstanding.

Share issuances

Issued 40,000 common shares pursuant to the exercise of stock options for total proceeds of $15,404 and transferred related contributed surplus of $8,942 during the nine months ended September 30, 2016.

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2016 and 2015
(Expressed in US dollars – Unaudited)

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

During the nine month period ended September 30, 2016, there were no incentive stock options granted by the Company.

A summary of the status of the stock option plan as of September 30, 2016 and December 31, 2015 and changes is presented below:

	Nine Months Ended		Year Ended
	September 30, 2016		December 31, 2015
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)
Balance, beginning of the period	6,066,200	$1.60	5,854,000	$2.68
Granted	-	$-	2,135,200	$0.80
Exercised	(40,000)	$(0.50)	-	-
Cancelled	-	$-	(1,923,000)	$(4.01)
Balance, end of the period	6,026,200	$1.61	6,066,200	$1.60

The weighted average remaining life of options outstanding at September 30, 2016 was 4.29 years.

Stock options outstanding are as follows:

	September 30, 2016			December 31, 2015
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 24, 2017	$3.17	1,675,000	1,675,000	$3.17	1,675,000	1,675,000
March 14, 2018	$2.18	319,000	319,000	$2.18	319,000	319,000
February 25, 2022	$1.11	1,030,000	1,030,000	$1.11	1,030,000	686,666
February 25, 2022	$0.73	594,000	594,000	$0.73	594,000	396,000
March 10, 2022	$1.11	430,000	430,000	$1.11	430,000	286,666
March 16, 2023	$1.00	1,260,000	839,999	$1.00	1,260,000	419,999
March 16, 2023	$0.50	688,200	445,466	$0.50	728,200	242,733
June 9, 2023	$1.00	30,000	20,000	$1.00	30,000	10,000
		6,026,200	5,353,465		6,066,200	4,036,064

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2016 and 2015
(Expressed in US dollars – Unaudited)

A summary of the non-vested options as of September 30, 2016 and changes during the nine months ended September 30, 2016 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2015	2,030,136	$0.34
Vested	(1,357,401)	$0.38
Outstanding at September 30, 2016	672,735	$0.25

At September 30, 2016 there was unrecognized compensation expense of C$38,644 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.46 years.

Share-based payments

During the nine month period ended September 30, 2016, there were no incentive stock options granted by the Company. Share-based payment charges for the nine months ended September 30, 2016 totaled $92,587.

During the nine month period ended September 30, 2015, the Company granted 2,135,200 stock options with a fair value of $435,213, calculated using the Black-Scholes option pricing model. Share-based payment charges for the nine months ended September 30, 2015 totaled $448,310.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

YTD December 31, 2015
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

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
September 30, 2016
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	9,098	17,022	26,120
Current assets	1,445,449	532,082	1,977,531
Total assets	$1,454,547	$55,753,145	$57,207,692
December 31, 2015
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	9,563	20,520	30,083
Current assets	6,106,135	579,577	6,685,712
Total assets	$6,115,698	$55,804,138	$61,919,836

INTERNATIONAL TOWER HILL MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended September 30, 2016 and 2015
(Expressed in US dollars – Unaudited)

Three months ended	September 30, 2016	September 30, 2015
Net gain/(loss) for the period – Canada	$(276,954)	$8,703
Net loss for the period - United States	(1,247,635)	(1,016,192)
Net loss for the period	$(1,524,589)	$(1,007,489)

Nine months ended	September 30, 2016	September 30, 2015
Net loss for the period – Canada	$(915,561)	$(303,255)
Net loss for the period - United States	(5,165,334)	(3,389,597)
Net loss for the period	$(6,080,895)	$(3,692,852)

9.	COMMITMENTS

The following table discloses, as of September 30, 2016, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due in Calendar Year
	2016	2017	2018	2019	2020	2021 and beyond	Total
Livengood Property Purchase(1)	$-	$14,800,000	$-	$-	$-	$-	$14,800,000
Mineral Property Leases(2)	-	421,850	426,903	432,032	442,237	447,521	2,170,543
Mining Claim Government Fees	-	114,925	114,925	114,925	114,925	114,925	574,625

Total	$-	$15,336,775	$541,828	$546,957	$557,162	$562,446	$17,545,168

1.	The amount payable on January 12, 2017 of $14,800,000 represents the fair value of the Company’s derivative liability as at September 30, 2016 and will be revalued at each subsequent reporting period. See Note 6.
2.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

10.	RELATED PARTY TRANSACTIONS

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

Current Business Activities

General

During the nine months ended September 30, 2016 and to the date of this Quarterly Report on Form 10-Q, the Company progressed on a number of opportunities identified in the September 2013 Study and opportunities subsequently developed by the Company with the potential for optimization and reducing the costs of building and operating a mine at the Project.

Livengood Gold Project – Pre-feasibility Study Results

The Company announced the results of a Pre-feasibility Study (“2016 PFS”) on September 8, 2016. On October 24, 2016, the Company filed a technical report on SEDAR that summarizes the results of the 2016 PFS on the Livengood Gold Project. The technical report is entitled “NI 43-101 Technical Report Pre-feasibility Study of the Livengood Gold Project, Livengood, Alaska,” dated September 8, 2016 and signed October 24, 2016. The Report is based on an updated resource estimate effective as of August 26, 2016 and has an optimized Project configuration and throughput of 52,600 t/d (47,700 mt/d) compared to the 100,000 t/d (90,700 mt/d) Project evaluated in the September 2013 Feasibility Study. Using the trailing three year gold price of $1,250 per ounce, the Project generates a negative project NPV of $-552M at a 5% discount rate and an IRR of 0.5% after mining and income taxes.

As a result of the changes to the Project as evaluated in the 2016 PFS, the original project as evaluated in the September 2013 Study is no longer considered current and investors should no longer rely upon the September 2013 Study. The Company cautions that the 2016 PFS is preliminary in nature, and is based on technical and economic assumptions which would be further refined and evaluated in a full feasibility study. There can be no certainty that the results estimated in the 2016 PFS will be realized.

Next Steps and Opportunities

The 2016 PFS identified additional optimization opportunities with the potential to improve recovery or further reduce costs, either of which could result in improvement to the Project. Subject to available financing, these opportunities will be pursued to better define overall project economics prior to initiation of a full feasibility study. These opportunities include improvements to the project geologic models to better support metallurgical modelling, development of a grade-shell resource model with the potential to support a mine production schedule with improved economics, and continuing to advance metallurgical test work to optimize the flowsheet and evaluate whether recovery can be improved. Environmental work will continue in order to support project development and maintain continuity of baseline information.

It is estimated that the optimization studies and supporting field work would cost approximately $6.3M.

Results of Operations

Summary of Quarterly Results

Description	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Net loss	$(1,524,589)	$(2,068,850)	$(2,487,456)	$(1,119,972)
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.01)

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Net loss	$(1,007,489)	$(2,048,868)	$(636,495)	$(1,654,469)
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

The Company incurred a net loss of $1,524,589 for the three month period ended September 30, 2016, compared to a net loss of $1,007,489 for the three month period ended September 30, 2015.

Mineral property expenditures decreased $199,360 to $528,117 for the three months ended September 30, 2016 from $727,477 for the three months ended September 30, 2015 primarily due to the Company nearing completion of the planned multi-phase metallurgical test work program and limiting field activities to continuation of critical environmental baseline studies.

Excluding share-based payment charges of $11,757 and $61,943, respectively, wages and benefits for the three months ended September 30, 2016 decreased to $526,115 from $595,971 for the three months ended September 30, 2015 primarily due to a staffing reduction and severance payment related to the Colorado office closure.

Consulting fees were $63,973 for the three months ended September 30, 2016 compared to $82,091 for the three months ended September 30, 2015. The decrease of $18,118 is primarily due to lower share-based payment charges.

Share-based payment charges

Share-based payment charges for the three month periods ended September 30, 2016 and 2015 were allocated as follows:

Expense category:	September 30, 2016	September 30, 2015
Consulting	$3,467	$19,738
Investor relations	1,069	4,638
Wages and benefits	11,757	61,943
	$16,293	$86,319

Share-based payment charges were $16,293 during the three months ended September 30, 2016 compared to $86,319 during the three months ended September 30, 2015. The decrease of $70,026 in share-based payment charges during the period was mainly the result of a reduction in the fair value of options granted in 2015 as compared to 2014.

Most other expense categories reflected moderate decreases period over period reflecting the Company’s efforts to reduce spending.

Other items amounted to a loss of $91,386 during the three month period ended September 30, 2016 compared to a gain of $741,725 during the three month period ended September 30, 2015. Total other loss resulted from the unrealized loss on the revaluation of the derivative liability of $100,000. This unrealized loss was caused by the increase in the price per ounce of gold during the three month period ended September 30, 2016 and is compared to an unrealized gain of $400,000 during the three month period ended September 30, 2015. The Company had a foreign exchange loss of $3,020 during the three month period ended September 30, 2016 compared to a gain of $334,228 during the three month period ended September 30, 2015 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the three month period ended September 30, 2016 was C$1 to US$0.7663 compared to C$1 to US$0.7640 for the three month period ended September 30, 2015.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

The Company incurred a net loss of $6,080,895 for the nine month period ended September 30, 2016, compared to a net loss of $3,692,852 for the nine month period ended September 30, 2015.

Mineral property expenditures increased $547,265 to $2,504,284 for the nine months ended September 30, 2016 from $1,957,019 for the nine months ended September 30, 2015 primarily due to the Company moving forward with the planned multi-phase metallurgical test work program, partially offset by limiting field activities to continuation of critical environmental baseline studies. Consulting and professional fees for the nine months ended September 30, 2016 decreased by $173,981 to $355,667 from the nine month period ended September 30, 2015 as the Company negotiated lower rates in 2016 for various third party-provided professional fees such as legal and accounting fees.

Excluding share-based payment charges of $65,410 and $331,831, respectively, wages and benefits for the nine months ended September 30, 2016 decreased to $1,564,625 from $1,630,877 for the nine months ended September 30, 2015 primarily due to a staffing reduction and severance payment related to the Colorado office closure

Share-based payment charges

Share-based payment charges for the nine month periods ended September 30, 2016 and 2015 were allocated as follows:

Expense category:	September 30, 2016	September 30, 2015
Consulting	$21,621	$93,802
Investor relations	5,556	22,677
Wages and benefits	65,410	331,831
	$92,587	$448,310

Share-based payment charges were $92,587 during the nine months ended September 30, 2016 compared to $448,310 during the nine months ended September 30, 2015. The decrease of $355,723 in share-based payment charges during the period was primarily the result of a reduction in the fair value of options granted in 2015 as compared to 2014. The Company granted no options during the nine months ended September 30, 2016 compared to 2,135,200 during the nine months ended September 30, 2015.

Remaining other expense categories reflected moderate decreases period over period reflecting the Company’s efforts to reduce spending.

Other items amounted to a loss of $969,655 during the nine month period ended September 30, 2016 compared to a gain of $1,462,245 during the nine month period ended September 30, 2015. Total other loss resulted from the unrealized loss on the revaluation of the derivative liability of $900,000. This unrealized loss was caused by the increase in the price per ounce of gold during the nine month period ended September 30, 2016 and is compared to an unrealized gain of $500,000 during the nine month period ended September 30, 2015. The Company had a foreign exchange loss of $124,784 during the nine month period ended September 30, 2016 compared to a foreign exchange gain of $905,123 during the nine month period ended September 30, 2015. The average exchange rate during the nine month period ended September 30, 2016 was C$1 to US$0.7565 compared to C$1 to US$0.7936 for the nine month period ended September 30, 2015.

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

As at September 30, 2016, the Company had cash and cash equivalents of $1,759,123 compared to $6,493,486 at December 31, 2015. The decrease of approximately $4.7 million resulted mainly from expenditures on the Livengood Gold Project of approximately $5.0 million offset by a positive foreign currency translation impact of approximately $0.3 million.

Financing activities during the nine month period ended September 30, 2016 provided $15,404 on the issuance of common shares as a result of the exercise of stock options. The Company had no cash flows from financing activities during the nine month period ended September 30, 2015.

The Company had no cash flows from investing activities during the nine month periods ended September 30, 2016 and 2015.

As at September 30, 2016, the Company had a working capital deficit of $13,367,057 compared to working capital of $6,169,233 at December 31, 2015. The negative working capital is mainly the result of the reclassification of the contingent derivative payment to a current liability. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2016 work plan at the Livengood Gold Project. To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the fiscal year ending December 31, 2016. These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project.

Management’s intent is to secure additional financing if market conditions warrant, or possibly enter into a strategic alliance to continue its operations (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project, making the contingent payment due in January 2017, and the development of any mine that may be determined to be built at the Livengood Gold Project. Although past performance does not dictate future results, the Company has been successful in raising capital in the past.

There is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all. As at September 30, 2016, the Company’s estimate of the amount of the contingent payment is $14,800,000. This contingent payment, which is due in January 2017, significantly exceeds the Company’s available cash resources, and therefore the Company will be required to secure significant additional financing on or before January 2017 in order to be able to make this payment. See Note 1 of the notes to the unaudited condensed consolidated interim financial statements for the period ended September 30, 2016. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes pursuing a future strategic alliance to assist in further development, permitting and future construction costs.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015. Even if the Company is able to secure some additional equity financing, the Company may be unable to raise enough capital to both make the contingent payment and continue its operations in connection with advancing all activities at the Livengood Gold Project into 2017 and beyond. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure sufficient additional financing, it may be unable to make the contingent payment when due, and the Company may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures for the remainder of the 2016 fiscal year.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Contractual Obligations

The following table discloses, as of September 30, 2016, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due in Calendar Year
	2016	2017	2018	2019	2020	2021 and beyond	Total
Livengood Property Purchase(1)	$-	$14,800,000	$-	$-	$-	$-	$14,800,000
Mineral Property Leases(2)	-	421,850	426,903	432,032	442,237	447,521	2,170,543
Mining Claim Government Fees	-	114,925	114,925	114,925	114,925	114,925	574,625

Total	$-	$15,336,775	$541,828	$546,957	$557,162	$562,446	$17,545,168

1.	The amount payable on January 12, 2017 of $14,800,000 represents the fair value of the Company’s derivative liability as at September 30, 2016 and will be revalued at each subsequent reporting period.
2.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

Other – Related Party Transactions

In December 2011, in accordance with a Stock and Asset Purchase Agreement (the “Agreement”) between the Company, Alaska/Nevada Gold Mines, Ltd. (“AN Gold Mines”) and the Heflinger Group, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska. The Company’s derivative liability, as described in Note 6 of the financial statements for the period ended September 30, 2016, represents the remaining consideration for the purchase of these claims and related rights and is payable in January 2017. Under the Agreement, the payment is due 70% to AN Gold Mines and 30% to the Heflinger Group.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2016, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Risk Factors.”

There is substantial doubt about our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

As at September 30, 2016, the Company had cash and cash equivalents of $1,759,123 compared to $6,493,486 at December 31, 2015. The Company’s estimate of the amount of the contingent payment due on January 12, 2017 is $14,800,000, which significantly exceeds the Company’s available cash resources. The Company will also require significant additional financing to continue its operations in connection with advancing activities at the Livengood Gold Project and for the development of any mine that may be determined to be built at the Livengood Gold Project. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts.

The Company has no revenue generating operations from which it can internally generate funds. The Company expects to seek to obtain significant additional financing on or before January 2017, but there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all. Even if the Company is able to secure some additional equity financing, the Company may be unable to raise enough capital to both make the contingent payment and continue its operations in connection with advancing all activities at the Livengood Gold Project into 2017 and beyond. As a result, we have included a discussion about the Company’s ability to continue as a going concern in the accompanying unaudited consolidated financial statements.

In the event that the Company is unable to secure sufficient additional financing, it may be unable to make the contingent payment when due on January 12, 2017, and the Company may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2016 fiscal year, which could have a material adverse effect on the Company’s business, operating results, financial condition and long-term prospects. In addition, if the Company is unable to make the contingent payment and the proceeds from the sale of the underlying claims is not sufficient to satisfy the outstanding amount of the contingent payment, the beneficiaries will have recourse against the Company for any shortfall, which could have a material adverse impact on the Company and its ability to continue its business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine month period ended September 30, 2016, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Thomas E. Irwin
Thomas E. Irwin
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2016