Form 10-K
period 2016-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2017-03-15
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300-1177 West Hastings Street, Vancouver, British Columbia, Canada (Address of principal administrative offices)	V6E 2K3 (Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Shares, no par value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the last sale price on the NYSE MKT of the registrant’s Common Shares on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) of $0.88 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $61,282,537.

As of March 9, 2017, the registrant had 162,186,972 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference into this report.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to be able to raise the necessary funds to continue operations on acceptable terms, if at all;
•	the potential to improve the block model or production schedule at the Livengood Gold Project,
•	the potential for opportunities to improve recovery or further reduce costs at the Livengood Gold Project;
•	the Company’s ability to potentially include the results of the optimization process in a new or updated feasibility study or any future financial analysis of the Project, and the estimated cost of such optimization process;
•	the Company’s ability to carry forward and incorporate into future engineering studies of the Project updated mine design, production schedule, and recovery concepts identified during the optimization process;
•	the potential for the Company to carry out an engineering phase that will evaluate and optimize the Project configuration and capital and operating expenses, including determining the optimum scale for the Project;
•	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;
•	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Project;
•	the potential for the expansion of the estimated resources at the Livengood Gold Project;
•	the potential for a production decision concerning, and any production at, the Livengood Gold Project;
•	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;
•	the Company’s estimates of the quality and quantity of the resources at the Livengood Gold Project;
•	the timing and cost of any future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom; and
•	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

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

CAUTIONARY NOTE REGARDING SIMILAR OR ADJACENT MINERAL PROPERTIES

This Annual Report on Form 10-K contains information with respect to adjacent or similar mineral properties in respect of which the Company has no interest or rights to explore or mine. Readers are cautioned that the Company has no interest in or right to acquire any interest in any such properties, and that mineral deposits on adjacent or similar properties, and any results of the mining or exploitation thereof, are not indicative of mineral deposits on the Company’s properties, or any potential results of the mining or exploitation thereof.

GLOSSARY OF TERMS

The following is a glossary of certain terms that may be used in this report.

“alteration”	Changes in the chemical or mineralogical composition of a rock, generally produced by weathering or hydrothermal solutions
“anomalous”	Departing from the expected or normal
“As”	Arsenic
“Au”	Gold
“basalt”	A dark coloured igneous rock, commonly extrusive – the fine grained equivalent of gabbro
“biotite”	A common rock forming mineral of the mica group
“Board”	The Board of Directors of ITH
“chert”	A hard, dense microcrystalline or cryptocrystalline sedimentary rock, consisting chiefly of interlocking crystals of quartz less than about 30 microns in diameter
“CIL”	Carbon in Leach
“clastic”	Pertaining to a rock or sediment composed principally of fragments derived from pre-existing rocks or minerals and transported some distance from their places of origin; also said of the texture of such a rock
“chip sample”	A series of small pieces of ore or rock taken at regular intervals across a vein or exposure
“cm”	Centimeters
“common shares”	The common shares without par value in the capital of ITH as the same are constituted on the date hereof
“conglomerate”	A coarse grained clastic sedimentary rock, composed of rounded to sub-angular fragments larger than 2mm in diameter set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica or hardened clay
“Corvus”	Corvus Gold Inc., a company subsisting under the laws of British Columbia which was spun off from the Company in August, 2010
“cutoff grade”	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate
“deformation”	A general term for the processes of folding, faulting, shearing, compression, or extension of rocks as a result of various earth forces
“deposit”	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical and economic factors are resolved
“diamond drill”	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock which is recovered in long cylindrical sections, an inch or more in diameter
“dip”	The angle that a stratum or any planar feature makes with the horizontal, measured perpendicular to the strike and in the vertical plane
“dike”	A tabular body of igneous rock that cuts across the structure of adjacent rocks or cuts massive rocks
“director”	A member of the Board of Directors of ITH
“disseminated”	Fine particles of mineral dispersed throughout the enclosing rock
“epigenetic”	Of or relating to a mineral deposit of origin later than that of the enclosing rocks
“g/t”	Grams per metric tonne
“gabbro”	A group of dark coloured, basic intrusive igneous rocks – the approximate intrusive equivalent of basalt

“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“heap leaching”	A method of recovering minerals from ore whereby crushed rock is stacked on a non-porous liner and an appropriate chemical solution is sprayed on the top of the pile (the “heap”) and allowed to percolate down through the crushed rock, dissolving the desired minerals(s) as it does so. The chemical solution is then collected from the base of the heap and is treated to remove the dissolved mineral(s)
“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“ITH”	International Tower Hill Mines Ltd., a company existing under the laws of British Columbia
“intrusion”	The process of the emplacement of magma in pre-existing rock, magmatic activity. Also, the igneous rock mass so formed
“intrusive”	Of or pertaining to intrusion, both the process and the rock so formed
“km”	Kilometers
“lode”	A vein of metal ore in the earth.
“m”	Meters
“mm”	Millimeters
“mafic”	Said of an igneous rock composed chiefly of dark, ferromagnesian minerals, also, said of those minerals
“magma”	Naturally occurring molten rock material, generated within the earth and capable of intrusion and extrusion, from which igneous rocks have been derived through solidification and related processes
“magmatic”	Of, or pertaining to, or derived from, magma
“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
“mineral reserve”	The economically mineable part of a measured or indicated mineral resource demonstrated by at least a preliminary feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified. A mineral reserve includes diluting materials and allowances for losses that may occur when the material is mined
“mineral resource”	Under NI 43-101, “mineral resource” means a concentration or occurrence of diamonds, natural solid inorganic material, or natural solid fossilized organic material including base and precious metals, coal, and industrial minerals in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge
“mineralization”	The concentration of metals and their chemical compounds within a body of rock
“NI 43-101”	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
“NSR”	Net smelter return
“NYSE MKT”	NYSE MKT (formerly, the American Stock Exchange)
“ophiolite”	An assemblage of mafic and ultramafic igneous rocks ranging from spilite and basalt to gabbro and peridotite, and always derived from them by later metamorphism, whose origin is associated with an early phase of the development of a geosyncline

“RC”	A method of drilling whereby rock cuttings generated by the drill bit are flushed up from the bit face to the surface through the drill rods by air or drilling fluids for collection and analysis
“Sb”	Antimony
“sedimentary”	Pertaining to or containing sediment (typically, solid fragmental material transported and deposited by wind, water or ice that forms in layers in loose unconsolidated form), or formed by its deposition
“October 2016 Study”	The technical report entitled “Canadian National Instrument 43-101 Technical Report on the Livengood Gold Project, Pre-feasibility Study, Livengood, Alaska” dated October 24, 2016 and prepared by certain Qualified Persons under NI 43-101, as filed under the Company’s profile on SEDAR
“sill”	A tabular igneous intrusion that parallels the planar structure of the surrounding rock
“strike”	The direction taken by a structural surface
“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“tectonic”	Pertaining to the forces involved in, or the resulting structures of, tectonics
“tectonics”	A branch of geology dealing with the broad architecture of the outer part of the earth, that is, the major structural or deformational features and their relations, origin and historical evolution
“TSX”	Toronto Stock Exchange
“ultramafic”	Said of an igneous rock composed chiefly of mafic minerals
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheet-like form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
“volcaniclastic”	Pertaining to a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment

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

PART I

ITEM 1. BUSINESS

Overview

ITH is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company is in the process of optimizing the Livengood Gold Project as discussed below. The Company has not yet begun preparation for the extraction of mineralization from the deposit or reached commercial production. The Company controls 100% of the Livengood Gold Project, which has a current (as at August 26, 2016) mineral resource of 497 million measured tonnes at an average grade of 0.68 g/tonne (10.84 million ounces), 28 million indicated tonnes at an average grade of 0.69 g/tonne (0.62 million ounces) and 53 million inferred tonnes at an average grade of 0.66 g/tonne (1.1 million ounces). In 2016 the Company issued the results of a pre-feasibility study that was summarized in the October 2016 Study which converted a portion of the mineral resources at the Project into proven reserves of 378 million tonnes at an average grade of 0.71 g/tonne (8.62 million ounces) and probable reserves of 14 million tonnes at an average grade of 0.72 g/tonne (353,000 ounces) based on a gold price of $1,250 per ounce. All work presently planned by the Company is directed at maintaining necessary environmental baseline activities at the Livengood Gold Project and focusing efforts on Project optimization opportunities, including those identified in the October 2016 Study. A more complete description of the Livengood Gold Project and the current activities is set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

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

Recent Developments

Livengood Gold Project Developments

During the year ended December 31, 2016 and to the date of this Annual Report on Form 10-K, the Company progressed on a number of opportunities for optimization and reducing the estimated costs of building and operating a mine at the Project. Outside consultants were retained to conduct additional metallurgical tests and engineering, including confirmation of the flow sheet and optimizing the operating costs. These inputs were used to prepare the October 2016 Study, which evaluated several scenarios, ultimately selecting a project that will process 52,600 tons per day and produce 6.8 million ounces of gold over 23 years. This improved configuration has reduced the capital costs (“CAPEX”) by 34% or $950 million to $1.84 billion, the process operating cost (“process OPEX”) by 28% or $2.97 per ton to $7.48 per ton, and the all-in costs to $1,247 per ounce, all as compared to the 100,000 tons per day project evaluated in the September 2013 Feasibility Study.

Financing

On December 28, 2016, the Company closed a non-brokered private placement financing through the issuance of 45,833,334 common shares issued at $0.48 per share for gross proceeds of $22.0 million. Total share issuance costs for this non-brokered private placement financing amounted to $146,735. The Company has used $14.7 million of the net proceeds for the final payment with respect to acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project, with the balance to be used for continuation of optimization studies to further improve and de-risk the Project, required environmental baseline studies, and for general working capital purposes.

Management Changes

On January 23, 2017, the ITH Board approved a management transition plan, which was implemented on January 31, 2017, in which Karl Hanneman, currently the Chief Operating Officer (COO), became the Chief Executive Officer (CEO), managing both the CEO and COO responsibilities, and Tom Irwin, the previous CEO, transitioned into a part-time position of Senior Advisor prior to his being considered for nomination to the Board at the Company's May 2017 Annual General Meeting (AGM).

Appointment of Directors

On December 28, 2016, Marcelo Kim was appointed as an additional director of ITH, and as the Chair of the Board. Mr. Kim is a Partner at Paulson & Co. Inc., the Company’s major shareholder, where he oversees global natural resource investments. Commencing from the 2017 AGM of the Company’s shareholders, Paulson & Co. Inc. will have the right to nominate Mr. Kim and one other individual to stand for election to the Board. Steve Lang, who has served as the Board Chair since January 2014, was appointed as the lead independent director for the Company upon the appointment of Mr. Kim as Chair.

Other Developments

On January 12, 2017, the Company paid $14.7 million for the timely and full satisfaction of the final derivative payment due with respect to acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project. On January 17, 2017, the Full Deed of Reconveyance releasing the Deed of Trust on the acquired property was recorded and the Company now fully owns this property and has no further liability with respect to this acquisition.

2017 Outlook

On January 23, 2017 the Board approved a 2017 budget of $6.3 million. The work program incorporated in this budget will seek to build upon the Project improvements announced with the October 2016 Study, focusing on improving the mineralization and alteration models used to support the resource block model, evaluating alternative block models for production schedule opportunities, and completion of several phases of metallurgical work to better define and optimize the flowsheet and recovery parameters. The 2017 work program has been specifically designed to target those aspects of the Project that could deliver the highest NPV increase for the least expenditure. Preliminary work on the block model and metallurgical recovery variability indicates a potential NPV benefit of up to $280 million and $100 million respectively (see section below 2017 Work Program Details). The engineering firm of BBA Inc. (BBA), who provided support for the 2016 Pre-feasibility Study (the “2016 PFS”), will be retained to continue work in the 2017 program. Work is also planned to advance the environmental baseline efforts needed to support future permitting.

However, the Company cautions that, until this multi-phase metallurgical program and the updated block model are completed and the results thereof are incorporated into a revised financial model, there can be no assurance that the overall recovery increases, potential process optimizations, or block model improvements, will, in fact, be realized, or that any such increases, optimizations or improvements will have the overall effect suggested above.

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

Regulatory, Environmental and Social Matters

All of the Company’s currently proposed exploration is under the jurisdiction of the State of Alaska. In Alaska, low impact, initial stage surface exploration such as stream sediment, soil and rock chip sampling does not require any permits. The State of Alaska requires an APMA (Alaska Placer Mining Application) exploration permit for all substantial surface disturbances such as trenching, road building and drilling. These permits are also reviewed by related state and federal agencies that can comment and require specific changes to the proposed work plans to minimize impacts on the environment. The permitting process for significant disturbances generally requires 30 days for processing and all work must be bonded. The Company currently has all necessary permits with respect to its currently planned exploration activities in Alaska. Although the Company has never had an issue with the timely processing of APMA permits, there can be no assurances that delays in permit approval will not occur.

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

	December 31, 2016	December 31, 2015	December 31, 2014
Canada:	$8,944	$9,563	$10,477
United States:	55,219,897	55,224,561	55,230,692
Total:	$55,228,841	$55,234,124	$55,241,169

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

Employees

At December 31, 2016, the Company had 10 full-time employees. The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering and corporate governance.

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

Risks Related to Our Business

Our success depends on the development and operation of the Livengood Gold Project, which is our only project and which, as contemplated in the October 2016 Study, is not commercially viable at current gold prices.

Our only property at this time is our Livengood Gold Project, which is in the exploration stage. We have issued the October 2016 Study on the Livengood Gold Project which indicates that the Project generates a minimal positive return at a gold price of $1,250 per ounce. The price of gold is $1,204 per ounce as of March 13, 2017, and the Project as contemplated in the October 2016 Study is not commercially viable at current gold prices. While management is exploring opportunities identified in the October 2016 Study, for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful, that any of the optimization opportunities or cost savings will in fact be realized or that the price of gold will increase sufficiently to warrant a decision to develop the Project. If the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose most or all of their investment in our common shares.

While we may be successful in outlining potential optimizations that might improve the economics of the Project, there can be no assurance that any such optimizations can actually be incorporated into the Project.

While a review of the pre-feasibility test work to date on the Project indicates that there is the potential to further optimize the specific parameters of the Project, and that such optimizations may result in lower capital costs and operating costs for the Project, there can be no assurance that, even if such optimizations can be achieved and shown to have such effect, it will be possible to actually change the scope, size, scale and parameters of any revised Project configuration to actually incorporate the optimized results. Even if such optimization testwork shows that optimization will improve capital or operating costs for the Project, it may not be possible to re-scale the Project so as to take advantage of all or any part of the optimized processes and therefore it may not be possible, in fact, to derive any benefit from the optimization work or studies carried out.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses and have had no revenue from operations since inception, and we expect to continue to incur losses in the future. We have not commenced commercial production on the Livengood Gold Project and we have no other mineral properties. We have no revenues from operations, and we anticipate we will have no operating revenues and will continue to incur operating losses until such time, if ever, as we place the Livengood Gold Project into production and such project generates sufficient revenues to fund continuing operations. The Project is currently in the exploration stage and, as contemplated in the October 2016 Study, is not commercially viable at current gold prices. Our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at the Livengood Gold Project.

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

We are considered an exploration stage company and will continue to be such until we identify commercially viable reserves on our properties and develop our properties. We have no producing properties and have never generated any revenue from our operations. We have issued the October 2016 Study using a gold price of $1,250 per ounce. Based on the October 2016 Study, the Project generates a minimal positive return; however, the Project is not commercially viable at current gold prices. The majority of exploration projects do not result in the discovery of commercially mineable deposits of ore. Further exploration and substantial expenditures are required to establish ore reserves through drilling and metallurgical and other testing techniques, determine metal content and metallurgical recovery processes to extract metal from the ore, and construct, renovate or expand mining and processing facilities. No assurance can be given that any level of recovery of ore reserves will be realized or that any identified mineral deposit will ever qualify as a commercial mineable ore body which can be legally and economically exploited. If we are not able to identify commercially viable mineral deposits or profitably extract minerals from such deposits, our business would be materially adversely affected and our shareholders could lose all or a substantial portion of their investment.

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

The mineral resource estimates included in our reports are estimates only and no assurance can be given that any particular level of recovery of minerals will in fact be realized or that an identified reserve or resource will ever qualify as a commercially mineable (or viable) deposit which can be legally and economically exploited. The estimating of mineral resources and mineral reserves is a subjective process and the accuracy of mineral resource and mineral reserve estimates is a function of the quantity and quality of available data, the accuracy of statistical computations, and the assumptions used and judgments made in interpreting available engineering and geological information. There is significant uncertainty in any mineral resource or mineral reserve estimate and the actual deposits encountered and the economic viability of a deposit may differ materially from the Company’s estimates. In addition, the grade of mineralization ultimately mined may differ from that indicated by drilling results and such differences could be material. Because we have not commenced actual production, mineralization estimates, including mineral resource estimates, for the Livengood Gold Project may require adjustments or downward revisions, and such adjustments or revisions may be material.

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

	High	Low	Average
2012	$1,792	$1,540	$1,669
2013	$1,694	$1,192	$1,410
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,159
2016	$1,366	$1,077	$1,250
January 1, 2017 to March 13, 2017	$1,257	$1,151	$1,214

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

It is also possible that future laws and regulations could cause additional expense, capital expenditures, restrictions on or suspension of the Company’s operations and delays in the exploration and development of the Company’s properties.

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. It may be anticipated that any quoted market for our common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2016, the price of our common shares on the Toronto Stock Exchange ranged from a low of C$0.27 to a high of C$1.76, and on the NYSE MKT ranged from a low of $0.19 to a high of $1.35. From January 1, 2017 to March 13, 2017, the price of our common shares on the TSX ranged from a low of C$0.63 to a high of $0.98, and on the NYSE MKT ranged from a low of $0.49 to a high of $0.74. There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, our shareholders may be unable to resell their shares at a desired price.

The Toronto Stock Exchange has commenced a delisting review of the Company’s common shares.

In connection with the non-brokered private placement (“Placement”) completed by the Company in December 2016, the Company would, under the rules of the Toronto Stock Exchange (“TSX”), normally have been required to obtain shareholder approval to the Placement as the aggregate number of common shares issued pursuant to the Placement exceeded 25% of the then issued and outstanding common shares of the Company, the number of common shares issued to insiders pursuant to the Placement exceeded 10% of the then issued and outstanding common shares of the Company and the Placement materially affected control of the Company. However, the Company applied to the TSX for a “financial hardship” exemption from the requirement to obtain shareholder approval for the Placement, which exemption was granted by the TSX.

However, as a consequence of the Company relying upon the financial hardship exemption, the TSX has commenced a remedial de-listing review, which is normal practice when a listed issuer seeks to rely on this exemption. This review is ongoing but is likely to be completed before the end of April, 2017. Although the Company believes that it will be determined to be in compliance with all of the TSX listing requirements, no assurance can be provided as to the outcome of such review and, therefore, the Company’s continued qualification for listing on the TSX. If the Company is not qualified for listing on the TSX, the Company’s common shares will be delisted and no longer trade on the TSX.

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

We likely constituted a passive foreign investment company (“PFIC”) during the fiscal year ended December 31, 2016, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2016, and we expect that we will be a PFIC in the current year and that we may continue to be classified as a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year and accordingly no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If ITH is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

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

The Company is in the process of optimizing the Livengood Gold Project and does not mine, produce or sell any mineral products at this time. The Company controls 100% of the Livengood Gold Project, which has a current (as at August 26, 2016) mineral resource of 497 million measured tonnes at an average grade of 0.68 g/tonne (10.84 million ounces), 28 million indicated tonnes at an average grade of 0.69 g/tonne (0.62 million ounces) and 53 million inferred tonnes at an average grade of 0.66 g/tonne (1.1 million ounces). In 2016 the Company issued the results of a pre-feasibility study that was summarized in the October 2016 Study which converted a portion of the mineral resources at the Project into proven reserves of 378 million tonnes at an average grade of 0.71 g/tonne (8.62 million ounces) and probable reserves of 14 million tonnes at an average grade of 0.72 g/tonne (353,000 ounces) based on a gold price of $1,250 per ounce. All work presently planned by the Company is directed at maintaining necessary environmental baseline activities at the Livengood Gold Project and focusing efforts on Project optimization opportunities, including those identified in the October 2016 Study.

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

In preliminary, nonbinding discussions, the local utility in Fairbanks (Golden Valley Electrical Association) has indicated that 80-100 Megawatts of power could be available to the Livengood Gold Project. Livengood would be connected to the local grid by building a 82 km (50 miles) 230-kVA line along the pipeline corridor. Environmental baseline studies required for the electrical line construction started in 2011.

The October 2016 Study developed site layout plans for the infrastructure required at the Livengood Gold Project. This included evaluating mine shops; process, water and tailing management facilities; power; access roads; administration offices; and camp facilities.

Livengood Gold Project Lands

The Livengood Gold Project covers approximately 19,546 hectares (48,300 acres), all of which is controlled by the Company through TH Alaska. The Livengood Gold Project is comprised of multiple land parcels: 100% owned patented mining claims, 100% owned State of Alaska mining claims, 100% owned federal unpatented placer claims; land leased from the Alaska Mental Health Trust (“AMHT”); land leased from holders of state and federal patented and unpatented mining and placer claims, and undivided interests in patented mining claims. The property and claims controlled through ownership, leases or agreements are summarized below.

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

100% of No. 2 Above Discovery Any Creek,

100% of No. 3 Above Discovery Amy Creek, and

100% of Up Grade Association Bench

100% owned State of Alaska mining claims

•	169 state claims acquired by purchase.

•	153 state claims acquired by location.

100% owned federal unpatented placer claims

•	29 federal unpatented placer claims, subject to the December 2011 land purchase agreement described below.

100% owned Livengood Placers, Inc., a private Nevada corporation that is 100% owned by TH Alaska. Livengood Placers, Inc. is the record owner of the following:

•	29 patented claims, subject to the December 2011 land purchase agreement described below.

•	108 federal unpatented placer claims, subject to the December 2011 land purchase agreement described below.

•	24 State of Alaska mining claims, subject to the December 2011 land purchase agreement described below.

Leased property

•	Alaska Mental Health Trust Lease. A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2016, there were 9,970 acres included in the AMHT lease.

•	Hudson/Geraghty Lease. A lease of 20 federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000.

•	Griffin Lease. A lease of three patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.

•	Tucker Lease. A lease of two unpatented federal lode mining claims and four federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.

Patented claims (undivided interests less than 100%)

•	An undivided 5/6th interest in that certain patented placer mining claim known as the “Kinney Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 5/9th interest in that certain patented placer mining claim known as the “Union Bench Association” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 1/6th interest in that certain patented placer mining claim known as the “Bessie Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 1/3rd interest in those certain patented placer mining claims known as the “War Association” claim; the “Mutual Association” claim; and the “O.K. Fraction” claim, all included within U.S. Mineral Survey No. 2033 on lower Amy Creek.

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment of $35/claim to be paid to the state (by November 30th of each year), for the first five years, $70 per year for the second five years, and $170 per year thereafter. These rental rates are multiplied by 4 for each 160 acre claim. As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year. In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year. Excess work can be carried forward for up to four years. If the rental is paid and the work requirements are met, the claims can be held indefinitely. The work completed by the Company during the 2016 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2020 on all State of Alaska mining claims.

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

December 2011 Land Purchase Agreement

In December 2011, the Company completed a transaction to acquire certain mining claims and related rights in the vicinity of the Livengood Gold Project. This acquisition included both mining claims and all of the shares of Livengood Placers, Inc. These assets were purchased on December 13, 2011 for aggregate consideration of $36,600,000 allocated between cash consideration of $13,500,000 and a derivative liability of $23,100,000. The derivative liability was a contingent payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition. The derivative liability equals $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce. The obligation to make the contingent payment was secured by a Deed of Trust over the rights of the Company in the purchased claims in favor of the vendors. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment, and on January 17, 2017, the Full Deed of Reconveyance releasing the Deed of Trust on the acquired property was recorded. As a consequence, the Company now fully owns the subject properties and the shares of Livengood Placer, Inc. and has no further liability to the vendors with respect to this acquisition.

The subject ground was previously vacant or was used for placer gold mining. No placer mineral reserves or mineral resources have been established on the ground subject to this agreement. However, records exist for 2,370 placer drill holes that have been completed on the subject ground between 1933 and 2011. Of these, the 945 holes completed between 1933 and 1984 were primarily 6” churn drill holes. The 1,425 drill holes completed between 1984 and 2000 were 8” RC rotary drill holes utilizing a center return tri-cone bit. All lands controlled by the Company, including the lands acquired pursuant to this agreement, were evaluated as appropriate for integration into the October 2016 Study for the Livengood Gold Project.

Geology and Mineralization

The rocks at the Livengood Gold Project are part of the Livengood Terrane, an east–west belt, approximately 240 km (149 miles) long, consisting of tectonically interleaved assemblages of various ages. These assemblages include the Amy Creek Assemblage, a sequence of latest Proterozoic and/or early Paleozoic basalt, mudstone, chert, dolomite, and limestone. An early Cambrian ophiolite sequence of mafic and ultramafic sea floor rocks was thrust over the Amy Creek Assemblage and was, in turn, overthrust by a sequence of Devonian shale, siltstone, conglomerate, volcanic, and volcaniclastic rocks, which are the dominant host to the mineralization currently under exploration at the Livengood Gold Project. The Devonian assemblage was overthrust by a second klippe of Cambrian ophiolite rocks. All of these rocks are intruded by Cretaceous multiphase monzonitic and syenitic dikes and sills. Gold mineralization is spatially and temporally associated with these intrusive rocks.

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

No drill programs were completed during 2013.

The Company did not complete any material exploration at the Project in 2014, 2015 and 2016.

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

The Company’s geologic work program at Livengood was designed and is supervised by Chris Puchner, Chief Geologist of the Company, who is a qualified person as defined by NI 43-101. Mr. Puchner is responsible for all aspects of the work, including the quality control/quality assurance program. The quality assurance/quality control program implemented by the Company meets or exceeds industry standards. A quality assurance/quality control program includes insertion of blanks and standards (1/10 samples) and duplicates (1/20 samples). Blanks help assess the presence of any contamination introduced during sample preparation and help calibrate the low end of the assay detection limits. Commercial standards are used to assess the accuracy of the analyses. Duplicates help assess the homogeneity of the sample material and the overall sample variance. The Company has undertaken rigorous protocols to assure accurate and precise results. Among other methods, weights are tracked throughout the various steps performed in the laboratory to minimize and track errors. A group of 2,096 metallic screen fire assays performed in 2011 did not indicate any bias in the matching fire assays.

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

Data entry and database validation procedures have been checked and found to conform to industry practices. Procedures are in place to minimize data entry errors. These include pre-numbered, pre-tagged, bar-coded bags, and bar-coded data entry methods which relate all information to sample and drill interval information. Likewise, data validation checks are run on all information used in the geologic modeling and resource estimation process. Database entries for a random sample (10%) of drill holes used for the resource estimate were checked against the original assay certificates by one of the independent authors of the October 2016 Study and the error rate was found to be within acceptable limits.

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

October 2016 Study

In October, 2016, the Company filed the October 2016 Study with respect to the Livengood Gold Project, which indicates that the Project generates a minimal positive return at a gold price of $1,250 per ounce. At the current gold price, the Project as contemplated in the October 2016 Study is not commercially viable. Readers are encouraged to review the entire October 2016 Study on SEDAR, with particular emphasis on the sensitivity analyses contained therein. Readers are cautioned that a NI 43-101 report filed on SEDAR by the Company in September of 2013 is no longer considered current and should therefore no longer be relied upon by investors.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended December 31, 2016, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE MKT under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “IW9”. The following table sets forth the highest and lowest intraday sales prices for the common share as reported by the TSX and NYSE MKT for the periods indicated:

	Toronto Stock Exchange		NYSE MKT
Year ended December 31, 2016	C$ High	C$ Low	$ High	$ Low
Fourth Quarter	$1.12	$0.57	$0.86	$0.44
Third Quarter	$1.76	$1.01	$1.35	$0.77
Second Quarter	$1.15	$0.39	$0.88	$0.31
First Quarter	$0.46	$0.27	$0.33	$0.19

Year ended December 31, 2015	C$ High	C$ Low	$ High	$ Low
Fourth Quarter	$0.57	$0.26	$0.42	$0.19
Third Quarter	$0.48	$0.26	$0.37	$0.20
Second Quarter	$0.52	$0.40	$0.42	$0.32
First Quarter	$0.75	$0.43	$0.62	$0.34

As at March 13, 2017, there were 162,186,972 common shares issued and outstanding, and the Company had approximately 106 shareholders of record. On March 13, 2017, the closing price of the common shares as reported by the TSX and NYSE MKT was C$0.67 and $0.51, respectively.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The following is a discussion of certain material U.S. federal income tax consequences to U.S. Holders (as defined below) of acquiring, owning, and disposing of our common shares. This discussion does not purport to be a comprehensive description of all of the U.S. tax considerations that may be relevant to a particular person’s decision to acquire the common shares, including any state, local or non-U.S. tax consequences of acquiring, owning, and disposing of common shares. This discussion applies only to those U.S. Holders that hold common shares as capital assets for U.S. tax purposes (generally, for investment and not in connection with the carrying on of a trade or business) and does not address all aspects of U.S. federal income tax law that may be relevant to investors that are subject to special or different treatment under U.S. federal income tax law (including, for example, a holder liable for the alternative minimum tax or a holder that actually or constructively owns 10% or more by voting power or value of our common shares). This discussion is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, existing and proposed U.S. Treasury regulations, published rulings and other administrative guidance of the U.S. Internal Revenue Service (the “IRS”) and court decisions, all as in effect on the date hereof. These laws are subject to change or differing interpretation by the IRS or a court, possibly on a retroactive basis. This discussion also assumes that the Company is not, and will not become, a controlled foreign corporation (“CFC”) as defined for U.S. federal income tax purposes.

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

If a partnership (including any entity treated as a partnership for U.S. federal income tax purposes) is a beneficial owner of the common shares, the U.S. tax treatment of a partner in the partnership generally will depend on the status of the partner and the activities of the partnership. A holder of the common shares that is a partnership and partners in such a partnership should consult their own tax advisors about the U.S. federal income tax consequences of acquiring, owning, or disposing of common shares.

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

Sale, Exchange, or Other Disposition of Common Shares

Subject to the passive foreign investment company rules discussed below, a U.S. Holder that sells or otherwise disposes of common shares will recognize capital gain or loss for U.S. federal income tax purposes equal to the difference between (i) the U.S. dollar value of the amount realized on the sale or disposition and (ii) the tax basis, determined in U.S. dollars, of such common shares. Such gain or loss will be treated as long-term capital gain or loss if the U.S. Holder’s holding period is greater than one year at the time of sale, exchange, or other disposition. Long-term capital gains of individuals are generally subject to preferential maximum U.S. federal income tax rates. A U.S. Holder’s ability to deduct capital losses is subject to certain limitations.

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

We believe that we were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2016, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year and accordingly no assurances can be given regarding the Company’s PFIC status for the current year or any future year. The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

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

Form 8621 (Information Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund). If we are a PFIC for any taxable year during which a U.S. Holder holds common shares, such U.S. Holder will be required to file an annual information report with such U.S. Holder’s U.S. Federal income tax return on IRS Form 8621.

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

Disclosure Requirements for Specified Foreign Financial Assets

U.S. Holders (including certain domestic corporations, partnerships, and trusts that are considered formed or availed of for the purpose of holding, directly or indirectly, “specified foreign financial assets,” referred to as “specified domestic entities” in applicable United States Treasury regulations) that, during any taxable year, hold any interest in any “specified foreign financial asset” generally will be required to file with their U.S. federal income tax returns certain information on IRS Form 8938 if the aggregate value of all such assets exceeds certain specified amounts. The term “specified foreign financial asset” generally includes any financial account maintained with a non-U.S. financial institution, which may include common shares if they are not held in an account maintained with a financial institution. Substantial penalties may be imposed, and the period of limitations on assessment and collection of U.S. federal income taxes may be extended, in the event of a failure to comply with this reporting and filing requirement. U.S. Holders should consult their own tax advisors as to the possible application to them of these requirements.

Foreign Currency Transactions

Generally, amounts received by a U.S. Holder in foreign currency (including distributions paid in foreign currency to a U.S. Holder in connection with the ownership of common shares or on the sale, exchange, or other disposition of common shares) will be equal to the U.S. dollar value of such foreign currency based on the applicable exchange rate on the date of receipt (regardless of whether such foreign currency is converted into U.S. dollars at that time). The subsequent disposition of any foreign currency received (including an exchange for U.S. currency) will generally give rise to ordinary gain or loss in an amount equal to the difference between the U.S. dollar value of the foreign currency on the date it was received and the date of the subsequent disposition. Each U.S. Holder should consult its own tax adviser regarding the U.S. federal income tax consequences of receiving, owning, and disposing of foreign currency.

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

Acquiring, owning, or disposing of our common shares may have tax consequences under the laws of the United States and Canada that are not described in this Annual Report on Form 10-K. Shareholders are solely responsible for determining the tax consequences applicable to their particular circumstances and should consult their own tax advisors concerning an investment in the Company’s common shares.

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

Description	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net loss – continuing operations	$(7,190,628)	$(4,812,824)	$(7,767,096)	$(9,852,480)	$(56,643,462)
Net loss	(7,190,628)	(4,812,824)	(7,767,096)	(9,852,480)	(56,643,462)
Basic and diluted loss per common share from continuing operations	$(0.06)	$(0.04)	$(0.08)	$(0.10)	$(0.62)

Description	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012

Working capital	$7,588,867	$6,169,233	$12,614,361	$12,699,227	$27,676,797
Current assets	22,672,714	6,685,712	13,763,531	14,192,923	31,424,066
Total assets	77,901,555	61,919,836	69,004,700	69,464,877	86,687,344
Current liabilities	15,083,847	516,479	1,149,170	1,493,696	3,747,269
Total liabilities	15,083,847	14,416,479	15,849,170	16,293,696	26,147,269
Shareholders’ equity	$62,817,708	$47,503,357	$53,155,530	$53,171,181	$60,540,075

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Current Business Activities

General

Livengood Gold Project Developments

During the year ended December 31, 2016 and to the date of this Annual Report on Form 10-K, the Company progressed on a number of opportunities for optimization and reducing the costs of building and operating a mine at the Project. Outside consultants were retained to conduct additional metallurgical tests and engineering, including confirmation of the flow sheet and optimizing the operating costs. These inputs were used to prepare the October 2016 Study, which evaluated several scenarios, ultimately selecting a project that will process 52,600 tons per day and produce 6.8 million ounces of gold over 23 years. This improved configuration has reduced the capital costs (“CAPEX”) by 34% or $950 million to $1.84 billion, the process operating cost (“process OPEX”) by 28% or $2.97 per ton to $7.48 per ton, and the all-in costs to $1,247 per ounce, all as compared to the 100,000 tons per day project evaluated in the September 2013 Feasibility Study.

2016

Financing

On December 28, 2016, the Company closed a non-brokered private placement financing through the issuance of 45,833,334 common shares issued at $0.48 per share for gross proceeds of $22.0 million. Total share issuance costs for this non-brokered private placement financing amounted to $146,735. The Company has used $14.7 million of the net proceeds for the final payment with respect to acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project, with the balance to be used for continuation of optimization studies to further improve and de-risk the Project, required environmental baseline studies, and for general working capital purposes.

Management Changes

On January 23, 2017, the ITH Board approved a management transition plan, which was implemented on January 31, 2017, in which Karl Hanneman, currently the Chief Operating Officer (COO), became the Chief Executive Officer (CEO), managing both the CEO and COO responsibilities, and Tom Irwin, the previous CEO, transitioned into a part-time position of Senior Advisor prior to his being considered for nomination to the Board at the Company's May 2017 Annual General Meeting (AGM).

Appointment of Directors

On December 28, 2016, Marcelo Kim was appointed as an additional director of ITH, and as the Chair of the Board. Mr. Kim is a Partner at Paulson & Co. Inc., the Company’s major shareholder, where he oversees global natural resource investments. Commencing from the 2017 AGM of the Company’s shareholders, Paulson & Co. Inc. will have the right to nominate Mr. Kim and one other individual to stand for election to the Board. Steve Lang, who has served as the Board Chair since January 2014, was appointed as the lead independent director for the Company upon the appointment of Mr. Kim as Chair.

Other Developments

On January 12, 2017, the Company paid $14.7 million for the timely and full satisfaction of the final derivative payment due with respect to acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project. On January 17, 2017, the Full Deed of Reconveyance releasing the Deed of Trust on the acquired property was recorded and the Company now fully owns this property and has no further liability with respect to this acquisition.

2017 Outlook

2017 Work Program Details

On January 23, 2017 the Board approved a 2017 budget of $6.3 million. The work program incorporated in this budget will seek to build upon the Project improvements announced with the October 2016 Study, focusing on improving the mineralization and alteration models used to support the resource block model, evaluating alternative block models for production schedule opportunities, and completion of several phases of metallurgical work to better define and optimize the flowsheet and recovery parameters. The 2017 work program has been specifically designed to target those aspects of the Project that could deliver the highest NPV increase for the least expenditure. Preliminary work on the block model and metallurgical recovery variability indicates a potential NPV benefit of up to $280 million and $100 million respectively (see section below 2017 Work Program Details). The engineering firm of BBA Inc. (BBA), who provided support for the 2016 Pre-feasibility Study (the “2016 PFS”), will be retained to continue work in the 2017 program. Work is also planned to advance the environmental baseline efforts needed to support future permitting.

However, the Company cautions that, until this multi-phase metallurgical program and the updated block model are completed and the results thereof are incorporated into a revised financial model, there can be no assurance that the overall recovery increases, potential process optimizations, or block model improvements, will, in fact, be realized, or that any such increases, optimizations or improvements will have the overall effect suggested above.

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

The Company has sufficient funds to complete the test programs and engineering work underway.

Results of Operations

Summary of Quarterly Results

Description	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net loss	$(1,109,733)	$(1,524,589)	$(2,068,850)	$(2,487,456)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net loss	$(1,119,972)	$(1,007,489)	$(2,048,868)	$(636,495)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Significant fluctuations in the Company’s quarterly net loss have mainly been the result of changes in operating costs and the valuation of the Company’s derivative liability. The fluctuation in the derivative liability was caused by changes in the price of gold during the period along with the expected price of gold through the term of the derivative liability, which was paid in January 2017. The following table presents the unrealized gain or loss on the valuation of the derivative for each quarterly period during the years ended December 31, 2016 and 2015:

Three months ended:	2016 Unrealized Gain/(Loss)	2015 Unrealized Gain/(Loss)
March 31	$(700,000)	$200,000
June 30	$(100,000)	$(100,000)
September 30	$(100,000)	$400,000
December 31	$105,831	$300,000

Year ended December 31, 2016 compared to Year ended December 31, 2015

The Company had cash and cash equivalents of $22,466,493 at December 31, 2016 compared to $6,493,486 at December 31, 2015. The Company incurred a net loss of $7,190,628 for the year ended December 31, 2016, compared to a net loss of $4,812,824 for the year ended December 31, 2015. The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2016 and the year ended December 31, 2015.

Mineral property expenditures were $2,648,631 for the year ended December 31, 2016 compared to $2,381,868 for the year ended December 31, 2015. The increase of $266,763 is due to increased expenditures for metallurgical studies and engineering partially offset by the Company limiting field activities to the continuation of critical environmental baseline work while moving forward with a multi-phase metallurgical test work program.

Share-based payment charges were $108,526 during the year ended December 31, 2016 compared to $540,468 during the year ended December 31, 2015. The decrease in share-based payment charges during the period was mainly the result of a reduction in the fair value of options granted in 2015 as compared to 2014. The Company granted no options during the year ended December 31, 2016 compared to 2,135,200 options during the year ended December 31, 2015. At December 31, 2016 there was unrecognized compensation expense of $38,644 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.21 years.

Share based payment charges were allocated as follows:

Expense category:	Year ended December 31, 2016	Year ended December 31, 2015
Consulting	$25,013	$113,150
Investor relations	6,603	27,223
Wages and benefits	76,910	400,095
	$108,526	$540,468

Excluding share-based payment charges of $76,910 and $400,095, respectively, wages and benefits decreased to $2,119,681 for the year ended December 31, 2016 from $2,159,515 for the year ended December 31, 2015. The closure of the Colorado office during 2015 contributed to lower wages and benefits expenses partially offset by higher healthcare premiums as a result of the base for the employee healthcare programs moving from Colorado to Alaska.

Excluding share-based payment charges of $25,013 and $113,150, respectively, consulting fees were $238,321 for the year ended December 31, 2016 compared to $305,274 for the year ended December 31, 2015. The decrease of $66,953 is primarily due to lower consulting fees paid for Chief Financial Officer services during 2016 as compared to 2015.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Other items amounted to other expense of $1,076,740 during the year ended December 31, 2016 compared to other income of $1,637,352 in the year ended December 31, 2015. Total other expense in 2016 resulted from the unrealized loss on the revaluation of the derivative liability of $794,169. This unrealized loss was caused by the increase in the price per ounce of gold during 2016 and is compared to an unrealized gain of $800,000 during 2015 which resulted from a decrease in the price of gold during 2015. In addition to the unrealized loss on the derivative liability, the Company had a foreign exchange loss of $340,551 during the year ended December 31, 2016 compared to a gain of $990,690 during the year ended December 31, 2015 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the year ended December 31, 2016 was C$1 to US$0.7548 compared to C$1 to US$0.7820 for the year ended December 31, 2015.

Available-for-sale securities were deemed not to be impaired for the year ended December 31, 2016 compared to a loss of $219,402 related to the other than temporary impairment of certain available-for-sale securities during the year ended December 31, 2015.

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

Mineral property expenditures were $2,381,868 for the year ended December 31, 2015 compared to $2,631,974 for the year ended December 31, 2014. The decrease of $250,106 is due to the Company limiting field activities to the continuation of critical environmental baseline work while moving forward with a multi-phase metallurgical test work program.

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

As at December 31, 2016, the Company reported cash and cash equivalents of $22,466,493 compared to $6,493,486 at December 31, 2015. Net proceeds from financing of approximately $21.9 million partially offset by expenditures on the Livengood Gold Project of approximately $6.5 million and a negative foreign currency translation impact of approximately $0.5 million resulted in an increase in cash and cash equivalents of approximately $16.0 million. The Company continues to utilize its cash resources to pursue opportunities identified in the October 2016 Study, to fund environmental activities required for preservation of baseline database and future permitting as well as to complete corporate administrative requirements.

The Company had no cash flows from investing activities during the years ended December 31, 2016 and December 31, 2015.

Financing activities during the year ended December 31, 2016 provided proceeds of $21,853,265 from the closing of a non-brokered private placement of common shares in December 2016. Total common shares issued in the financing were 45,833,334 at a price of $0.48 for gross proceeds of $22.0 million. Total share issuance costs were $146,735. The Company had no cash flows from financing activities during the year ended December 31, 2015.

As at December 31, 2016, the Company had working capital of $7,588,867 compared to working capital of $6,169,233 at December 31, 2015. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2017 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2017 fiscal year. To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the fiscal year ending December 31, 2017. These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project.

The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project and the development of any mine that may be determined to be built at the Livengood Gold Project, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes pursuing a future strategic alliance to assist in further development, permitting and future construction costs, although there can be no assurance that any such strategic alliance will, in fact, be realized.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.” The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2017 fiscal year.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Contractual Obligations and Commitments

The following table discloses, as of December 31, 2016, the Company’s contractual obligations, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2017	2018	2019	2020	2021	2022 and beyond	Total
Livengood Property Purchase(1)	$14,694,169	$-	$-	$-	$-	$-	$14,694,169
Mineral Property Leases(2)	416,678	426,653	431,703	436,829	442,031	447,311	2,601,205
Mining Claim Government Fees	114,925	114,925	114,925	114,925	114,925	114,925	689,550
Total	$15,225,772	$541,578	$546,628	$551,754	$556,956	$562,236	$17,984,924
1.	The amount payable in January 2017 of $14,694,169 represents the fair value of the Company’s derivative liability as at December 31, 2016 based on the five-year average daily gold price for the period of December 13, 2011 through December 12, 2016. On January 12, 2017, this amount was paid by the Company for the timely and full satisfaction of the final derivative payment.
2.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

Derivatives

Derivative financial liabilities include the Company’s future contingent payment based on the five-year average daily gold price from the date of the acquisition on December 13, 2011 through December 12, 2016. Derivatives are initially recognized at their fair value on the date the derivative contract is entered into and are subsequently re-measured at their fair value at each reporting period with changes in the fair value recognized in profit and loss. Fluctuations in the Company’s derivative liability are driven by the price of gold during the term of the liability. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment due with respect to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project. On January 17, 2017, the Full Deed of Reconveyance releasing the Deed of Trust on the acquired property was recorded and the Company is now in full ownership and has no further liability with respect to this acquisition.

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

Recently Adopted Accounting Policies

For a description of recently adopted accounting policies, please see Note 2 – Summary Of Significant Accounting Policies within our Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

At December 31, 2016, the Company held a total of $22,466,493 in cash and cash equivalents which include interest bearing accounts and Guaranteed Investment Certificates.

The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity. The Company’s sensitivity analysis suggests that a 0.5% change in interest rates would affect interest income by approximately $32,500.

Foreign Currency Risk

The Company is exposed to foreign currency risk to the extent that certain monetary financial instruments and other assets are denominated in Canadian dollars. As the majority of the Company’s assets are denominated in U.S. dollars, currency risk is limited to those Canadian cash balances. The Company has not entered into any foreign currency contracts to mitigate this risk. Over the past twelve months, the U.S. to Canadian dollar exchange rate has fluctuated as much as 8%. The Company’s sensitivity analysis suggests that a consistent 8% change in the absolute rate of exchange for the Canadian dollar would affect net assets by approximately $36,000. Furthermore, depending on the amount of cash held by the Company in Canadian dollars at the end of each reporting period using the period end exchange rate, significant changes in the exchange rates could cause significant changes to the currency translation amounts recorded to accumulated other comprehensive income.

As at December 31, 2016, Canadian dollar balances were converted at a rate of C$1 to $0.7448.

Credit Risk

Concentration of credit risk exists with respect to the Company’s cash and cash equivalents as all amounts are held at one major Canadian financial institution. Credit risk with regard to cash held in the United States at U.S. subsidiaries is mitigated as the amount held in the United States is only sufficient to cover short-term cash requirements. With respect to receivables at December 31, 2016, the Company is not exposed to significant credit risk as the receivables are principally interest accruals.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders of International Tower Hill Mines Ltd.

We have audited the accompanying consolidated financial statements of International Tower Hill Mines Ltd. which comprise the consolidated balance sheets as of December 31, 2016 and December 31, 2015 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the three-year period December 31, 2016, and the related notes, which comprise a summary of significant accounting policies and other explanatory information. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Tower Hill Mines Ltd. as of December 31, 2016 and December 31, 2015 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, British Columbia

March 14, 2017

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

As at December 31, 2016 and 2015

(Expressed in U.S. Dollars)

	Note	December 31, 2016	December 31, 2015
ASSETS

Current assets
Cash and cash equivalents		$22,466,493	$6,493,486
Prepaid expenses and other		206,221	192,226
Total current assets		22,672,714	6,685,712
Property and equipment		24,800	30,083
Capitalized acquisition costs	4	55,204,041	55,204,041

Total assets		$77,901,555	$61,919,836

Current liabilities
Accounts payable		$179,496	$122,043
Accrued liabilities		210,182	394,436
Derivative liability	6	14,694,169	-
Total current liabilities		15,083,847	516,479

Non-current liabilities
Derivative liability	6	-	13,900,000

Total liabilities		15,083,847	14,416,479

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 162,186,972 and 116,313,638 shares issued and outstanding at December 31, 2016 and 2015, respectively	8	265,569,796	243,692,185
Contributed surplus		34,079,301	33,979,717
Accumulated other comprehensive income		1,344,219	816,435
Deficit accumulated during the exploration stage		(238,175,608)	(230,984,980)

Total shareholders’ equity		62,817,708	47,503,357
Total liabilities and shareholders’ equity		$77,901,555	$61,919,836

Nature of operations (Note 1)

Commitments (Note 10)

Subsequent events (Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

	Note	December 31, 2016	December 31, 2015	December 31, 2014
Operating Expenses
Consulting fees		$263,334	$418,424	$333,145
Depreciation		5,283	7,047	15,779
Insurance		267,863	259,753	270,724
Investor relations		90,749	132,305	221,665
Mineral property exploration	4	2,648,631	2,381,868	2,631,974
Office		38,381	33,643	68,941
Other		18,976	19,789	28,792
Professional fees		222,605	230,227	389,218
Regulatory		130,871	160,503	119,154
Rent		141,444	153,178	225,405
Travel		89,160	93,829	121,740
Wages and benefits		2,196,591	2,559,610	3,946,751
Total operating expenses		(6,113,888)	(6,450,176)	(8,373,288)

Other income (expense)
Gain/(loss) on foreign exchange		(340,551)	990,690	453,161
Interest income		17,490	43,670	56,670
Impairment of available-for-sale securities		-	(219,402)	-
Unrealized gain/(loss) on derivative	6	(794,169)	800,000	100,000
Other		40,490	22,394	(3,639)

Total other income (expense)		(1,076,740)	1,637,352	606,192

Net loss for the year		(7,190,628)	(4,812,824)	(7,767,096)

Other comprehensive income (loss)
Unrealized loss on marketable securities		(10,794)	(5,838)	(24,717)
Impairment of available-for-sale securities		-	219,402	-
Exchange difference on translating foreign operations		538,578	(1,593,381)	(800,312)
Total other comprehensive loss for the year		527,784	(1,379,817)	(825,029)

Comprehensive loss for the year		$(6,662,844)	$(6,192,641)	$(8,592,125)

Basic and fully diluted net loss per share		$(0.06)	$(0.04)	$(0.08)

Weighted average number of shares outstanding		116,708,228	116,313,638	99,068,364

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2013	98,068,638	$236,401,096	$32,153,864	$3,021,281	$(218,405,060)	$53,171,181
Private placement	18,245,000	7,315,917	-	-	-	7,315,917
Share issuance costs	-	(24,828)	-	-	-	(24,828)
Stock based compensation	-	-	1,285,385	-	-	1,285,385
Unrealized loss on available-for-sale securities	-	-	-	(24,717)	-	(24,717)
Exchange difference on translating foreign operations	-	-	-	(800,312)	-	(800,312)
Net loss	-	-	-	-	(7,767,096)	(7,767,096)
Balance, December 31, 2014	116,313,638	243,692,185	33,439,249	2,196,252	(226,172,156)	53,155,530
Stock based compensation	-	-	540,468	-	-	540,468
Unrealized loss on available-for-sale securities	-	-	-	(5,838)	-	(5,838)
Impairment of available-for-sale securities	-	-	-	219,402	-	219,402
Exchange difference on translating foreign operations	-	-	-	(1,593,381)	-	(1,593,381)
Net loss	-	-	-	-	(4,812,824)	(4,812,824)
Balance, December 31, 2015	116,313,638	243,692,185	33,979,717	816,435	(230,984,980)	47,503,357
Private placement	45,833,334	22,000,000	-	-	-	22,000,000
Share issuance costs	-	(146,735)	-	-	-	(146,735)
Stock based compensation	-	-	108,526	-	-	108,526
Unrealized loss on available-for-sale securities	-	-	-	(10,794)	-	(10,794)
Exchange difference on translating foreign operations	-	-	-	538,578	-	538,578
Exercise of options	40,000	15,404	-	-	-	15,404
Reallocation from contributed surplus	-	8,942	(8,942)	-	-	-
Net loss	-	-	-	-	(7,190,628)	(7,190,628)
Balance, December 31, 2016	162,186,972	$265,569,796	$34,079,301	$1,344,219	$(238,175,608)	$62,817,708

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016, 2015 and 2014

(Expressed in U.S. Dollars)

	December 31, 2016	December 31, 2015	December 31, 2014
Operating Activities
Loss for the year	$(7,190,628)	$(4,812,824)	$(7,767,096)
Add items not affecting cash:
Depreciation	5,283	7,047	15,779
Share-based payments	108,526	540,468	1,285,385
Unrealized (gain)/loss on derivative liability	794,169	(800,000)	(100,000)
Impairment of available-for-sale securities	-	219,402	-
Other	-	-	15,004
Changes in non-cash items:
Accounts receivable	40,522	115,527	44,744
Prepaid expenses	4,635	(27,786)	25,727
Advance to contractors	-	30,682	(30,682)
Accounts payable and accrued liabilities	(127,452)	(612,304)	(332,439)
Cash used in operating activities	(6,364,945)	(5,339,788)	(6,843,578)

Financing Activities
Issuance of share capital	22,015,404	-	7,315,917
Share issuance costs	(146,735)	-	(24,828)
Cash provided by financing activities	21,868,669	-	7,291,089

Investing Activities
Change in restricted cash	-	-	30,477
Capitalized acquisition costs	-	-	(30,477)
Cash used in investing activities	-	-	-

Effect of foreign exchange on cash	469,283	(1,688,199)	(851,639)
Increase/(decrease) in cash and cash equivalents	15,973,007	(7,027,987)	(404,128)
Cash and cash equivalents, beginning of year	6,493,486	13,521,473	13,925,601
Cash and cash equivalents, end of year	$22,466,493	$6,493,486	$13,521,473

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

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2016, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

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

As of December 31, 2016, the amount of the contingent payment was $14,694,169. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment due with respect to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2017 fiscal year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 14, 2017, the Board approved the consolidated financial statements dated December 31, 2016.

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

Cash and cash equivalents

Cash equivalents include highly liquid investments with original maturities of twelve months or less, and which are subject to an insignificant risk of change in value. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income. The Company does not have any material provisions for environmental rehabilitation as of December 31, 2016.

Derivatives

Derivative financial liabilities include the Company’s future contingent payment based on the five-year average daily gold price from the date of the acquisition on December 13, 2011 through December 12, 2016. Derivatives are initially recognized at their fair value on the date the derivative contract is entered into and are subsequently re-measured at their fair value at each reporting period with changes in the fair value recognized in profit and loss. Fluctuations in the Company’s derivative liability are driven by the price of gold during the term of the liability.

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

Recently Adopted Accounting Policies

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

The Company adopted ASU 2014-15 for the year ended December 31, 2016 and implementation has had minimal impact.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,
•	Level 3 – Inputs that are not based on observable market data.

	Fair value as at December 31, 2016
	Level 1	Level 2
Financial assets:
Marketable securities	$22,754	$-
	$22,754	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$14,694,169
	$-	$14,694,169

	Fair value as at December 31, 2015
	Level 1	Level 2
Financial assets:
Marketable securities	$11,741	$-
	$11,741	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$13,900,000
	$-	$13,900,000

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2014	$55,204,041
Additions	-
Balance, December 31, 2015	$55,204,041
Additions	-
Balance, December 31, 2016	$55,204,041

The following table presents costs incurred for exploration and evaluation activities for the years ended December 31, 2016 and 2015:

	Year ended December 31, 2016	Year ended December 31, 2015
Exploration costs:
Aircraft services	$6,511	$4,185
Assay	-	9,984
Environmental	287,629	639,172
Equipment rental	42,755	44,514
Field costs	107,166	186,661
Geological/geophysical	1,665,296	945,390
Land maintenance & tenure	498,635	501,321
Legal	31,745	21,887
Transportation and travel	8,894	28,754
Total expenditures for the year	$2,648,631	$2,381,868

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

As further consideration for the transfer of the Sale Properties, the Company granted to AngloGold a 90 day right of first offer with respect to the Sale Properties and any additional mineral properties in Alaska in which the Company acquires an interest and which interest the Company proposes to farm out or otherwise dispose of. Upon AngloGold’s equity interest in the Company being reduced to less than 10%, this right of first offer would then terminate. On December 11, 2014 the Company closed a private placement financing in which AngloGold elected not to participate. As a result of the shares issued in this private placement, AngloGold’s ownership in the Company was reduced to less than 10% and thus both AngloGold’s right to maintain its ownership percentage interest and its right of first offer on the Company’s Alaskan properties terminated upon the closing of the December 2014 private placement.

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

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2016 the Company has paid $2,302,666 from the inception of this lease.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. As of December 31, 2016, the Company has paid $630,000 from the inception of this lease.

c)	a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. As of December 31, 2016, the Company has paid $165,000 from the inception of this lease.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. As of December 31, 2016, the Company has paid $113,000 from the inception of this lease.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015

Accrued liabilities	$41,682	$247,034
Accrued severance	-	19,900
Accrued salaries and benefits	168,500	127,502
Total accrued liabilities	$210,182	$394,436

Accrued liabilities at December 31, 2016 include accruals for general corporate costs and project costs of $13,406 and $28,276, respectively. Accrued liabilities at December 31, 2015 include accruals for general corporate costs and project costs of $27,535 and $219,499, respectively.

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

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000. As at December 12, 2016, the five-year average daily gold price was $1,354.79 resulting in a derivative liability of $14,694,169. The obligation to make the contingent payment was secured by a Deed of Trust over the rights of the Company in the purchased claims in favor of the vendors. On December 28, 2016, the Company closed a non-brokered private placement financing of 45,833,334 common shares at a price of $0.48 per share for gross proceeds of $22.0 million. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment due with respect to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project.

The fair value of the derivative liability and the calculated Average Gold Price are as follows:

	Fair value	Average Gold Price/oz.

Derivative value at December 31, 2014	$14,700,000	$1,356
Unrealized gain for the year	(800,000)
Derivative value at December 31, 2015	13,900,000	$1,320
Unrealized gain for the year	794,169
Derivative value at December 31, 2016	$14,694,169	$1,355

7.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Loss before income taxes	$(7,190,628)	$(4,812,824)
Statutory Canadian corporate tax rate	25.00%	25.00%

Income tax recovery at statutory rates	$(1,797,657)	$(1,203,207)
Share-based payments	27,132	135,117
Unrecognized items for tax purposes	173,684	(172,870)
Difference in tax rates in other jurisdictions	(1,073,449)	(756,235)
Change in valuation allowance	2,670,290	1,997,195

Income tax recovery	$-	$-

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015
Deferred income tax assets (liabilities):
Mineral properties	$57,243,323	$57,243,323
Derivative liability	(1,824,065)	(1,996,400)
Donations	92,160	92,160
Other	55,582	55,349
Share issue costs	31,830	31,438
Non-capital losses available for future periods	35,997,950	33,462,392

	91,596,780	88,888,262
Valuation allowance	(91,596,780)	(88,888,262)

Deferred income tax asset	$-	$-

At December 31, 2016, the Company has available net operating losses for Canadian income tax purposes of approximately $19,325,000 and net operating losses for US income tax purposes of approximately $71,813,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2025	$65,000	$-
2026	78,000	-
2027	907,000	1,252,000
2028	1,253,000	1,350,000
2029	2,074,000	2,600,000
2030	2,829,000	5,691,000
2031	4,180,000	14,730,000
2032	2,629,000	18,371,000
2033	1,827,000	11,962,000
2034	1,694,000	5,901,000
2035	406,000	4,910,000
2036	1,383,000	5,046,000

	19,325,000	71,813,000

In addition, the Company has available mineral resource related expenditure pools for Canadian income tax purposes totaling approximately $2,628,000 which may be deducted against future taxable income in Canada on a discretionary basis. The Company also has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $185,999,000 which may be deductible for U.S. tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

8.	SHARE CAPITAL

Authorized

500,000,000 common shares without par value. At December 31, 2015 and 2016, there were 116,313,638 and 162,186,972 shares issued and outstanding, respectively.

Share issuances

During the third quarter of 2016, the Company issued 40,000 common shares pursuant to the exercise of stock options for total proceeds of $15,404 and transferred related contributed surplus of $8,942. During the fourth quarter of 2016, the Company closed a non-brokered private placement financing through the issuance of 45,833,334 common shares issued at $0.48 per share for gross proceeds of $22.0 million. The financing closed on December 28, 2016. Total share issuance costs for this non-brokered private placement financing amounted to $146,735.

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

During the year ended December 31, 2016, there were no incentive stock options granted by the Company. During the year ended December 31, 2015, the Company granted incentive stock options to certain officers, employees and consultants of the Company to purchase a total of 2,135,200 common shares in the capital stock of the Company. All options granted during the year ended December 31, 2015 vest as to one-third on the grant date, one-third on the first anniversary, and one-third on the second anniversary.

A summary of the status of the stock option plan as of December 31, 2016 and 2015 and changes during the period is presented below:

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)

Balance, beginning of the year	6,066,200	$1.60	5,854,000	$2.68
Granted	-	$-	2,135,200	$0.80
Exercised	40,000	$0.50	-	$-
Cancelled	-	$-	(1,923,000)	$4.01
Balance, end of the year	6,026,200	$1.61	6,066,200	$1.60

The weighted average remaining life of options outstanding at December 31, 2016 was 4.0 years.

Stock options outstanding are as follows:

	December 31, 2016			December 31, 2015
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 24, 2017	$3.17	1,675,000	1,675,000	$3.17	1,675,000	1,675,000
March 14, 2018	$2.18	319,000	319,000	$2.18	319,000	319,000
February 25, 2022	$1.11	1,030,000	1,030,000	$1.11	1,030,000	686,666
February 25, 2022	$0.73	594,000	594,000	$0.73	594,000	396,000
March 10, 2022	$1.11	430,000	430,000	$1.11	430,000	286,666
March 16, 2023	$1.00	1,260,000	839,999	$1.00	1,260,000	419,999
March 16, 2023	$0.50	688,200	445,466	$0.50	728,200	242,733
June 9, 2023	$1.00	30,000	20,000	$1.00	30,000	10,000
		6,026,200	5,353,465		6,066,200	4,036,064

A summary of the non-vested options as of December 31, 2016 and 2015 and changes during the fiscal years ended December 31, 2016 and 2015 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2014	1,809,674	$0.49
Granted	2,135,200	$0.25
Vested	(1,914,738)	$0.39
Outstanding at December 31, 2015	2,030,136	$0.34
Granted	-	-
Vested	(1,357,401)	$0.38
Outstanding at December 31, 2016	672,735	$0.25

At December 31, 2016 there was unrecognized compensation expense of C$17,381 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.21 years.

Share-based payments

During the year ended December 31, 2016, the Company granted no stock options. The Company recognized share-based payment expense of $108,526, $540,468, and $1,285,385 during the years ended December 31, 2016, 2015 and 2014, respectively.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

Year ended December 31, 2015

Expected life of options	6 years
Risk-free interest rate	0.97%
Expected volatility	80.60%
Dividend rate	0.00%
Exercise price (C$)	$0.80

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2016
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,944	15,856	24,800
Current assets	22,289,678	383,036	22,672,714
Total assets	$22,298,622	$55,602,933	$77,901,555

December 31, 2015
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	9,563	20,520	30,083
Current assets	6,106,135	579,577	6,685,712
Total assets	$6,115,698	$55,804,138	$61,919,836

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014

Net loss for the year - Canada	$(1,356,670)	$(702,851)	$(1,936,065)
Net loss for the year - United States	(5,833,958)	(4,109,973)	(5,831,031)
Net loss for the year	$(7,190,628)	$(4,812,824)	$(7,767,096)

10.	COMMITMENTS

The following table discloses, as of December 31, 2016, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2017	2018	2019	2020	2021	2022 and beyond	Total
Livengood Property Purchase(1)	$14,694,169	$-	$-	$-	$-	$-	$14,694,169
Mineral Property Leases(2)	416,678	426,653	431,703	436,829	442,031	447,311	2,601,205
Mining Claim Government Fees	114,925	114,925	114,925	114,925	114,925	114,925	689,550
Total	$15,225,772	$541,578	$546,628	$551,754	$556,956	$562,236	$17,984,924

1.	The amount payable in January 2017 of $14,694,169 represents the fair value of the Company’s derivative liability as at December 31, 2016 based on the five-year average daily gold price for the period of December 13, 2011 through December 12, 2016. On January 12, 2017, this amount was paid by the Company for the timely and full satisfaction of the final derivative payment. See Note 6.
2.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

11.	RELATED PARTY TRANSACTIONS

In December 2011, in accordance with a Stock and Asset Purchase Agreement (the “Agreement”) between the Company, Alaska/Nevada Gold Mines, Ltd. (“AN Gold Mines”) and the Heflinger Group, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska. The Company’s derivative liability, as described in Note 6 above, represented the remaining consideration for the purchase of these claims and related rights and was paid in January 2017. Under the Agreement, the payment was made 70% to AN Gold Mines and 30% to the Heflinger Group.

Mr. Hanneman was appointed Chief Operating Officer of the Company on March 26, 2015 and subsequently appointed Chief Executive Officer of the Company effective January 31, 2017. Mr. Hanneman is a partner of the general partner, as well as a limited partner, of AN Gold Mines and holds an 11.9% net interest in AN Gold Mines.

In December 2016, the Company closed a non-brokered private placement financing through the issuance of 32,429,842 shares to Paulson & Co. Inc., 9,041,554 shares to Tocqueville Asset Management, L.P., and 4,361,938 shares to AngloGold Ashanti (U.S.A.) Exploration Inc at a price of USD 0.48 per share. As at December 31, 2016, Paulson, Tocqueville, and AngloGold beneficially owns approximately 34.2%, 19.4%, and 9.5% respectively of the Company's 162,186,972 common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2016, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring that: information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2016. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2016 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2016 (the “2017 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2017 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2017 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2017 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2017 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman

Karl L. Hanneman
Chief Executive Officer

Date: March 15, 2017

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Karl. L. Hanneman as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Karl L. Hanneman	By:	/s/ Mark R. Hamilton
	Karl L. Hanneman		Mark R. Hamilton
	Chief Executive Officer		Director
(Principal Executive Officer)
Date: March 15, 2017		Date: March 15, 2017

By:	/s/ David Cross	By:	/s/ Marcelo Kim
	David Cross		Marcelo Kim
	Chief Financial Officer		Director
(Principal Financial and Accounting Officer)
Date: March 15, 2017		Date: March 15, 2017

By:	/s/ Anton J. Drescher	By:	/s/ Stephen A. Lang
	Anton J. Drescher		Stephen A. Lang
	Director		Director

Date: March 15, 2017		Date: March 15, 2017

By:	/s/ John J. Ellis	By:	/s/ Thomas S. Weng
	John J. Ellis		Thomas S. Weng
	Director		Director

Date: March 15, 2017		Date: March 15, 2017

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of the Company, as amended on June 11, 2013 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on July 31, 2013 and incorporated herein by reference)

4.1	Form of Common Share Certificate (filed as Exhibit 1 to the Company’s Form 8-A on August 2, 2007 and incorporated herein by reference)

4.2	Amended and Restated Shareholder Rights Plan Agreement, dated September 19, 2012, between International Tower Hill Mines Ltd. and Computershare Investor Services Inc., as rights agent (filed as Exhibit 4.2 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

4.3	Investor Rights Agreement, dated December 28, 2016, between International Tower Hill Mines Ltd. and Paulson & Co. Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on January 5, 2017 and incorporated herein by reference)

10.1	Asset Purchase and Sale and Indemnity Agreement, dated June 30, 2006 among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc. and International Tower Hill Mines Ltd. (filed as Exhibit 2 to the Company’s Form 20-F on December 29, 2006 and incorporated herein by reference)

10.2	First Amending Agreement, dated July 26, 2006, among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc. and International Tower Hill Mines Ltd. (filed as Exhibit 3 to the Company’s Form 20-F on December 29, 2006 and incorporated herein by reference)

10.3	Indemnity and Pre-Emptive Rights Agreement, dated August 4, 2006, among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc., and International Tower Hill Mines Ltd. (filed as Exhibit 1 to the Company’s Form 20-F/A on December 29, 2006 and incorporated herein by reference)

10.4	Mining Lease with Option to Purchase, dated January 18, 2007, between Talon Gold Alaska Inc. and Bernard E. Griffin, Donna Griffin, Larry Kilgore, Sherry Gerbi, Jerry Griffin, Tim Miller, Lynne Miller, Robert and Marcia Miller (filed as Exhibit 11 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.5	Mining Lease, dated March 28, 2007, between Ronald Tucker and Talon Gold Alaska, Inc. (filed as Exhibit 14 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.6**	Upland Mining Lease, effective July 1, 2004, between the Alaska Mental Health Trust Authority and Tower Hill Mines, Inc. (as successor to AngloGold (U.S.A.)) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A on December 10, 2013 and incorporated herein by reference)

10.7	Addendum No. 2 to Upland Mining Lease, effective July 1, 2007, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.8	Addendum No. 3 to Upland Mining Lease, effective January 1, 2010, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.9	Addendum No. 4 to Upland Mining Lease, effective June 27, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.10**	Addendum No. 5 to Upland Mining Lease, effective June 30, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.11*	2006 Stock Option Plan, as amended September 19, 2012 (filed as Exhibit 10.9 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.12*	Form of Stock Option Agreement for use under the 2006 Stock Option Plan (filed as Exhibit 10.10 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.13*	Employment Agreement, dated March 18, 2014, between Thomas E. Irwin and Tower Hill Mines (US) LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 21, 2014 and incorporated herein by reference)

10.14*	Employment Agreement, dated March 12, 2013, between Karl Hanneman and Tower Hill Mines (US) LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on May 6, 2015 and incorporated herein by reference)

10.15*	Consulting Agreement, dated May 11, 2015, between David A. Cross and International Tower Hill Mines Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.16*	Financial and Accounting Consulting Agreement, dated May 11, 2015, between Cross Davis & Company LLP, Certified General Accountants and International Tower Hill Mines Ltd. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.17	Form of Subscription Agreement (Paulson & Co.) (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2016 and incorporated herein by reference)

10.18	Form of Subscription Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2016 and incorporated herein by reference)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014, and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement
**	Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.