Form 10-Q
period 2017-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2017-05-05
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 1, 2017, the registrant had 162,186,972 Common Shares outstanding.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at March 31, 2017 and December 31, 2016

(Expressed in US Dollars - Unaudited)

	Note	March 31, 2017	December 31, 2016
ASSETS

Current
Cash and cash equivalents		$6,630,715	$22,466,493
Prepaid expenses and other		164,661	206,221
Total current assets		6,795,376	22,672,714

Property and equipment		23,800	24,800
Capitalized acquisition costs	4	55,204,041	55,204,041

Total assets		$62,023,217	$77,901,555

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$415,845	$179,496
Accrued liabilities		332,703	210,182
Derivative liability	6	-	14,694,169

Total liabilities		748,548	15,083,847

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 162,186,972 shares issued and outstanding at December 31, 2016 and March 31, 2017	7	265,524,796	265,569,796
Contributed surplus		34,092,260	34,079,301
Accumulated other comprehensive income		1,511,198	1,344,219
Deficit		(239,853,585)	(238,175,608)

Total shareholders’ equity		61,274,669	62,817,708

Total liabilities and shareholders’ equity		$62,023,217	$77,901,555

General Information and Nature of Operations (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2017 and 2016

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2017	March 31, 2016
Operating expenses
Consulting fees		$72,695	$73,190
Depreciation		999	1,315
Insurance		65,995	61,749
Investor relations		28,497	20,958
Mineral property exploration	4	711,116	796,505
Office		8,141	7,837
Other		4,537	4,476
Professional fees		50,219	42,834
Regulatory		57,299	36,738
Rent		35,349	35,361
Travel		31,453	19,213
Wages and benefits		456,414	570,238
Total operating expenses		(1,522,714)	(1,670,414)

Other income (expenses)
Loss on foreign exchange		(166,124)	(123,862)
Interest income		10,861	6,820
Unrealized loss on derivative	6	-	(700,000)
Total other income (expenses)		(155,263)	(817,042)

Net loss for the period		(1,677,977)	(2,487,456)

Other comprehensive income (loss)
Unrealized gain/(loss) on marketable securities		1,964	(473)
Exchange difference on translating foreign operations		165,015	299,483
Total other comprehensive income (loss) for the period		166,979	299,010
Comprehensive loss for the period		$(1,510,998)	$(2,188,446)

Basic and fully diluted loss per share		$(0.01)	$(0.02)

Weighted average number of shares outstanding		162,186,972	116,313,638

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017 and 2016

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2015	116,313,638	$243,692,185	$33,979,717	$816,435	$(230,984,980)	$47,503,357
Stock-based compensation	-	-	60,651	-	-	60,651
Unrealized gain/(loss) on available-for-sale securities	-	-	-	(473)	-	(473)
Exchange difference on translating foreign operations	-	-	-	299,483	-	299,483
Net loss	-	-	-	-	(2,487,456)	(2,487,456)
Balance, March 31, 2016	116,313,638	243,692,185	34,040,368	1,115,445	(233,472,436)	45,375,562
Private placement	45,833,334	22,000,000	-	-	-	22,000,000
Share issuance costs	-	(146,735)	-	-	-	(146,735)
Stock-based compensation	-	-	47,875	-	-	47,875
Unrealized gain/(loss) on available-for-sale securities	-	-	-	(10,321)	-	(10,321)
Exchange difference on translating foreign operations	-	-	-	239,095	-	239,095
Exercise of options	40,000	15,404	-	-	-	15,404
Reallocation from contributed surplus	-	8,942	(8,942)	-	-	-
Net loss	-	-	-	-	(4,703,172)	(4,703,172)
Balance, December 31, 2016	162,186,972	265,569,796	34,079,301	1,344,219	(238,175,608)	62,817,708
Share issuance costs	-	(45,000)	-	-	-	(45,000)
Stock-based compensation	-	-	12,959	-	-	12,959
Unrealized gain/(loss) on available-for-sale securities	-	-	-	1,964	-	1,964
Exchange difference on translating foreign operations	-	-	-	165,015	-	165,015
Net loss	-	-	-	-	(1,677,977)	(1,677,977)
Balance, March 31, 2017	162,186,972	$265,524,796	$34,092,260	$1,511,198	$(239,853,585)	$61,274,669

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2017 and 2016

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Operating Activities
Loss for the period	$(1,677,977)	$(2,487,456)
Add items not affecting cash:
Depreciation	999	1,315
Stock-based compensation	12,959	60,651
Unrealized loss on derivative liability	-	700,000
Changes in non-cash items:
Accounts receivable	(115,431)	(10,326)
Prepaid expenses and other	50,963	28,870
Advances to contractors	-	(8,835)
Accounts payable and accrued liabilities	350,172	6,477
Cash used in operating activities	(1,378,315)	(1,709,304)

Financing Activities
Derivative payment	(14,694,169)	-
Share issuance costs	(45,000)	-
Cash used in financing activities	(14,739,169)	-

Effect of foreign exchange on cash	281,706	306,390
Decrease in cash and cash equivalents	(15,835,778)	(1,402,914)
Cash and cash equivalents, beginning of the period	22,466,493	6,493,486

Cash and cash equivalents, end of the period	$6,630,715	$5,090,572

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2017 and 2016

(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the "Company") is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At March 31, 2017, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at March 31, 2017, the Company had cash and cash equivalents of $6,630,715 compared to $22,466,493 at December 31, 2016. The Company has no revenue generating operations from which it can internally generate funds. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment due with respect to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2017 and the results of its operations for the three months then ended.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The 2016 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2017 and 2016

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

On May 4, 2017, the Board approved these condensed consolidated interim financial statements.

Basis of consolidation

These condensed consolidated interim financial statements include the accounts of ITH and its wholly owned subsidiaries TH Alaska, TH US, LPI and 813034 Alberta Ltd. All intercompany transactions and balances have been eliminated.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

	Fair value as at March 31, 2017
	Level 1	Level 2
Financial assets:
Marketable securities	$24,882	$-
Total	$24,882	$-

	Fair value as at December 31, 2016
	Level 1	Level 2
Financial assets:
Marketable securities	$22,754	$-
Total	$22,754	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$14,694,169
Total	$-	$14,694,169

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2017 and 2016

(Expressed in US dollars – Unaudited)

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2016	$55,204,041
Acquisition costs	-
Balance, March 31, 2017	$55,204,041

The following table presents costs incurred for exploration and evaluation activities for the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Exploration costs:
Assay	$411,617	$-
Environmental	48,774	72,799
Equipment rental	10,341	11,152
Field costs	47,026	49,484
Geological/geophysical	121,057	590,829
Land maintenance & tenure	35,315	35,760
Legal	35,710	36,563
Transportation and travel	1,276	(82)
Total expenditures for the period	$711,116	$796,505

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 113 kilometers (70 miles) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the three months ended March 31, 2017 and from the inception of this lease the Company has paid $NIL and $2,302,666, respectively.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the three months ended March 31, 2017 and from the inception of this lease the Company has paid $NIL and $630,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2017 and 2016

(Expressed in US dollars – Unaudited)

c)	a lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. During the three months ended March 31, 2017 and from the inception of this lease the Company has paid $20,000 and $185,000, respectively.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. During the three months ended March 31, 2017 and from the inception of this lease the Company has paid $15,000 and $128,000, respectively.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016

Accrued liabilities	$292,612	$41,682
Accrued salaries and benefits	40,091	168,500
Total accrued liabilities	$332,703	$210,182

Accrued liabilities at March 31, 2017 include accruals for general corporate costs and project costs of $78,824 and $213,788, respectively. Accrued liabilities at December 31, 2016 include accruals for general corporate costs and project costs of $13,406 and $28,276, respectively.

6.	DERIVATIVE LIABILITY

During 2011, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska. The aggregate consideration for the claims and rights was $13,500,000 in cash plus an additional payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition (“Additional Payment”). The Additional Payment equaled $23,148 for every dollar that the Average Gold Price exceeded $720 per troy ounce. If the Average Gold Price were less than $720, there would not have been any additional consideration due.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2017 and 2016

(Expressed in US dollars – Unaudited)

At initial recognition on December 13, 2011 the derivative liability was valued at $23,100,000. As at December 12, 2016, the five-year average daily gold price was $1,354.79 resulting in a derivative liability of $14,694,169. The obligation to make the contingent payment was secured by a Deed of Trust over the rights of the Company in the purchased claims in favor of the vendors. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment.

7.	SHARE CAPITAL

Authorized

500,000,000 common shares without par value. At December 31, 2016 and March 31, 2017 there were 162,186,972 shares issued and outstanding.

Share issuances

There were no share issuances during the three months ended March 31, 2017. On December 28, 2016, the Company closed a non-brokered private placement financing of 45,833,334 common shares at a price of $0.48 per share for gross proceeds of $22.0 million.

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

During the three month period ended March 31, 2017, there were no incentive stock options granted by the Company.

A summary of the status of the stock option plan as of March 31, 2017 and December 31, 2016 and changes is presented below:

	Three Months Ended		Year Ended
	March 31, 2017		December 31, 2016
	Number of Options	Weighted Average Exercise Price (C$)	Number of Options	Weighted Average Exercise Price (C$)
Balance, beginning of the period	6,026,200	$1.61	6,066,200	$1.60
Exercised	-	-	(40,000)	0.50
Balance, end of the period	6,026,200	$1.61	6,026,200	$1.61

The weighted average remaining life of options outstanding at March 31, 2017 was 3.79 years.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2017 and 2016

(Expressed in US dollars – Unaudited)

Stock options outstanding are as follows:

	March 31, 2017			December 31, 2016
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 24, 2017	$3.17	1,675,000	1,675,000	$3.17	1,675,000	1,675,000
March 14, 2018	$2.18	319,000	319,000	$2.18	319,000	319,000
February 25, 2022	$1.11	1,030,000	1,030,000	$1.11	1,030,000	1,030,000
February 25, 2022	$0.73	594,000	594,000	$0.73	594,000	594,000
March 10, 2022	$1.11	430,000	430,000	$1.11	430,000	430,000
March 16, 2023	$1.00	1,260,000	1,260,000	$1.00	1,260,000	839,999
March 16, 2023	$0.50	688,200	688,200	$0.50	688,200	445,466
June 9, 2023	$1.00	30,000	20,000	$1.00	30,000	20,000
		6,026,200	6,016,200		6,026,200	5,353,465

A summary of the non-vested options as of March 31, 2017 and changes during the three months ended March 31, 2017 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2016	672,735	$0.25
Vested	(662,735)	$0.25
Outstanding at March 31, 2017	10,000	$0.24

At March 31, 2017 there was unrecognized compensation expense of C$226 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.19 years.

Share-based payments

During the three month period ended March 31, 2017, there were no incentive stock options granted by the Company. Share-based payment charges for the three months ended March 31, 2017 totaled $12,959.

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

Three Months Ended March 31, 2017 and 2016

(Expressed in US dollars – Unaudited)

8.            SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2017
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,835	14,965	23,800
Current assets	6,353,552	441,824	6,795,376
Total assets	$6,362,387	$55,660,830	$62,023,217
December 31, 2016
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,944	15,856	24,800
Current assets	22,289,678	383,036	22,672,714
Total assets	$22,298,622	$55,602,933	$77,901,555

Three months ended	March 31, 2017	March 31, 2016
Net loss for the period – Canada	$(429,819)	$(389,928)
Net loss for the period - United States	(1,248,158)	(2,097,528)
Net loss for the period	$(1,677,977)	$(2,487,456)

9.	COMMITMENTS

The following table discloses, as of March 31, 2017, the Company’s contractual obligations including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2017	2018	2019	2020	2021	2022 and beyond	Total
Mineral Property Leases(1)	$381,678	$426,653	$431,703	$436,829	$442,031	$447,311	$2,566,205
Mining Claim Government Fees	114,925	114,925	114,925	114,925	114,925	114,925	689,550
Total	$496,603	$541,578	$546,628	$551,754	$556,956	$562,236	$3,255,755

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2017 and 2016

(Expressed in US dollars – Unaudited)

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

10.	RELATED PARTY TRANSACTIONS

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

In December 2016, the Company closed a non-brokered private placement financing through the issuance of 32,429,842 shares to Paulson & Co. Inc., 9,041,554 shares to Tocqueville Asset Management, L.P., and 4,361,938 shares to AngloGold Ashanti (U.S.A.) Exploration Inc. at a price of USD 0.48 per share. As at December 31, 2016, Paulson, Tocqueville, and AngloGold beneficially own approximately 34.2%, 19.4%, and 9.5% respectively of the Company's 162,186,972 common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. All currency amounts are stated in US dollars unless noted otherwise.

Current Business Activities

General

During the three months ended March 31, 2017 and to the date of this Quarterly Report on Form 10-Q, the Company progressed on a number of opportunities with the potential for optimization and reducing the costs of building and operating a mine at the Project.

Livengood Gold Project – NI 43-101 Report of 2016 Pre-feasibility Study Results

The Company announced the results of a Pre-feasibility Study (“2016 PFS”) on September 8, 2016. On October 24, 2016, the Company filed a technical report on SEDAR entitled “NI 43-101 Technical Report Pre-feasibility Study of the Livengood Gold Project, Livengood, Alaska, USA” dated October 24, 2016 (“October Report”) that summarized the results of the 2016 PFS on the Livengood Gold Project.

During the first quarter, it was determined that the calculation of All In Sustaining Costs for the Livengood Project (“AISC”), as contained in Table 22-2 on page 22-6 of the October Report, was incorrect as it included, contrary to World Gold Council guidance, both initial capital costs and mining and income taxes in the AISC calculation. The Company issued a news release on March 8, 2017 advising that as a result of the restatement, the AISC for the Livengood Gold Project (the “Project”) located near Fairbanks, Alaska, is projected to be $976/oz. Subsequently, on April 10, 2017, the Company filed an updated technical report on SEDAR entitled “NI 43-101 Technical Report Pre-feasibility Study of the Livengood Gold Project, Livengood, Alaska, USA” dated March 8, 2017 and signed April 10, 2017 (“April Report”) reflecting the following changes:.

1.	The AISC calculation has been corrected to be in accordance with World Gold Council guidance, and a corrected Table 22-2 has been included. The corrected AISC number has also been included in Table 1-11 on page 1-24. Where appropriate, text changes have been made to reflect the correct numbers now shown in the tables.

2.	On January 12, 2017, the Company paid USD $14.7 million for the timely and full satisfaction of the final derivative payment due with respect to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Project and the Company is now in full ownership and has no further liability with respect to this acquisition. The disclosure regarding the Livengood Property Description and Location in section 4.1.7, pages 4-5 and 4-6, has been updated accordingly.

Management Changes

On January 26, 2017, the ITH Board approved a management transition plan, which was implemented on January 31, 2017, in which Karl Hanneman, previously the Chief Operating Officer (COO), became the Chief Executive Officer (CEO), managing both the CEO and COO responsibilities, and Tom Irwin, the previous CEO, transitioned into a part-time position of Senior Advisor prior to his being considered for nomination to the Board at the Company’s May 2017 Annual General Meeting (AGM).

Proposed Issuance of Common Shares To Thomas Irwin

On January 1, 2014, Thomas Irwin was appointed as the Chief Executive Officer of the Company. Prior to that he was the Vice President of the Company from August 2012 to December 2013, and was Alaska General Manager from January 2012 to August 2012. Mr. Irwin originally joined the Company as the Livengood Project Construction Manager in March 2011. During his tenure at the Company, Mr. Irwin assumed greater and greater responsibility for the progress of the Livengood Project, and, as CEO, successfully spearheaded the completion of the initial stage of the optimization process that produced the Company’s 2016 PFS. In addition, Mr. Irwin successfully negotiated and closed two significant financings allowing the Company to continue the optimization work at Livengood and to retire the outstanding derivative payment which resulted in the Company securing a strategic land package at the Livengood Project.

During Mr. Irwin’s tenure as CEO, his employment contract provided for a target bonus equal to 100% of his annual base salary. However, as a consequence of the Company’s cash position in a down market, and the desire to fully fund the optimization studies on the Livengood Project, Mr. Irwin was, based on his recommendation, not awarded a bonus for any of the fiscal years during which he served as Chief Executive Officer.

Upon his transition to Senior Adviser (as noted above), the Compensation Committee approved, and the Board voted to award to Mr. Irwin, subject to shareholder and regulatory approval, a one-time payment of $175,000, to be settled in Common Shares, in recognition of the exemplary efforts of Mr. Irwin on behalf of the Company during his tenure as CEO. Based on the USD-CAD exchange rate (USD 1.00 = CAD 1.3030), and the 5 day volume weighted average price of the Common Shares on the TSX (CAD 0.859), both as at January 31, 2017, the number of Common Shares to be issued to Mr. Irwin is 265,454 (less the number of Common Shares equivalent to any amounts required to be withheld under statutory withholding requirements). The 265,454 Common Shares represent 0.16% of the currently outstanding Common Shares. Mr. Irwin also receives a monthly payment of $5,000 in his position as Senior Advisor.

Because the proposed issuance to Mr. Irwin is (a) a security-based compensation arrangement, (b) to an insider and (c) not pursuant to a security based compensation arrangement previously approved by the shareholders of the Company, the TSX and the NYSE-MKT both require that such issuance be subject to shareholder approval. Accordingly, at the AGM (to be held in Vancouver, British Columbia at 9:00 a.m., Pacific Daylight Time, on May 24, 2017), the shareholders will be asked to pass a resolution approving the issuance of the 265,454 Common Shares to Mr. Irwin. It is anticipated that, if approved, the Common Shares will be issued to Mr. Irwin forthwith following the AGM.

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

In connection with the Company’s $22.0 million private placement completed on December 28, 2016, the Toronto Stock Exchange (the “TSX”) commenced a de-listing review with respect to the Company. On April 7, 2017, the TSX issued a bulletin confirming that it had completed its review and that the Company meets the TSX’s continuous listing requirements.

Next Steps and Opportunities

2017 Work Program

On January 23, 2017 the Board approved a 2017 budget of $6.3 million. The work program incorporated in this budget will seek to build upon the Project improvements announced with the 2016 PFS, focusing on improving the mineralization and alteration models used to support the resource block model, evaluating alternative block models for production schedule opportunities, and completion of several phases of metallurgical work to better define and optimize the flowsheet and recovery parameters. The 2017 work program has been specifically designed to target those aspects of the Project that could deliver the highest NPV increase for the least expenditure. Preliminary work in 2016 on the block model and metallurgical recovery variability indicates a potential NPV benefit of up to $280 million and $100 million respectively.

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

During the quarter, work progressed on schedule on the 2017 program. Approximately 20,000 pulps were pulled from the warehouse and analyzed by multi-element ICP, something that had not been done during the initial drilling campaign. All results have been received and are currently being incorporated into the project geologic model. Consultants provided updated variography to support refinement of the project multiple indicator kriging (MIK) resource model. SGS Vancouver is proceeding with metallurgical work. The engineering firm of BBA Inc., who provided support for the 2016 PFS, has been retained to provide oversight on the 2017 program.

The Company has sufficient funds to complete the test programs and engineering work underway.

Results of Operations

Summary of Quarterly Results

Description	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Net loss	$(1,677,977)	$(1,109,733)	$(1,524,589)	$(2,068,850)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Net loss	$(2,487,456)	$(1,119,972)	$(1,007,489)	$(2,048,868)
Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.01)	$(0.02)

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

The Company incurred a net loss of $1,677,977 for the three month period ended March 31, 2017, compared to a net loss of $2,487,456 for the three month period ended March 31, 2016.

Mineral property expenditures decreased $85,389 to $711,116 for the three months ended March 31, 2017 from $796,505 for the three months ended March 31, 2016 due to the differences in the scope of technical work completed during the periods.

Excluding share-based payment charges of $9,322 and $42,603, respectively, wages and benefits for the three months ended March 31, 2017 decreased to $447,091 from $527,635 for the three months ended March 31, 2016 primarily due to staffing changes.

Regulatory costs were $57,299 for the three months ended March 31, 2017 compared to $36,738 for the three months ended March 31, 2016. The increase of $20,561 is primarily due to higher market listing fees as a result of the Company’s increased market capitalization.

Excluding share-based payment charges of $9,323 and $42,603, respectively, wages and benefits for the three months ended March 31, 2017 decreased $80,544 to $447,091 from $527,635 for the three months ended March 31, 2016 due to lower salaries and benefit-related costs as a result of reduced staffing.

Share-based payment charges

Share-based payment charges for the three month periods ended March 31, 2017 and 2016 were allocated as follows:

Expense category:	March 31, 2017	March 31, 2016
Consulting	$2,789	$14,566
Investor relations	848	3,482
Wages and benefits	9,322	42,603
	$12,959	$60,651

Share-based payment charges were $12,959 during the three months ended March 31, 2017 compared to $60,651 during the three months ended March 31, 2016. The decrease of $47,692 in share-based payment charges during the period was mainly the result of options granted becoming fully expensed.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a loss of $155,263 during the three month period ended March 31, 2017 compared to a loss of $817,042 during the three month period ended March 31, 2016. On January 12, 2017, the Company paid the final derivative payment due so there was no total other loss for the three month period ended March 31, 2017 compared to the unrealized loss on the revaluation of the derivative liability of $700,000 caused by the increase in the price per ounce of gold during the three month period ended March 31, 2016. The Company had a foreign exchange loss of $166,124 during the three month period ended March 31, 2017 compared to a loss of $123,862 during the three month period ended March 31, 2016 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the three month period ended March 31, 2017 was C$1 to US$0.7554 compared to C$1 to US$0.7282 for the three month period ended March 31, 2016.

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

As at March 31, 2017, the Company had cash and cash equivalents of $6,630,715 compared to $22,466,493 at December 31, 2016. The decrease of approximately $15.8 million resulted mainly from financing activities of approximately $14.7 million and expenditures on the Livengood Gold Project of approximately $1.3 million offset by a positive foreign currency translation impact of approximately $0.2 million.

Financing activities during the three month period ended March 31, 2017 included payment of the final derivative payment of approximately $14.7 million and share issuance costs related to a non-brokered private placement of common shares in December 2014 of $45,000. The Company had no cash flows from financing activities during the three month period ended March 31, 2016.

The Company had no cash flows from investing activities during the three month periods ended March 31, 2017 and 2016.

As at March 31, 2017, the Company had working capital of $6,046,828 compared to working capital of $7,588,867 at December 31, 2016. The Company expects that it will operate at a loss for the foreseeable future, but believes the current working capital will be sufficient for it to complete its anticipated 2017 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2017 fiscal year. To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the fiscal year ending December 31, 2017. These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2017 fiscal year.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Contractual Obligations and Commitments

The following table discloses, as of March 31, 2017, the Company’s contractual obligations including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2017	2018	2019	2020	2021	2022 and beyond	Total
Mineral Property Leases(1)	$381,678	$426,653	$431,703	$436,829	$442,031	$447,311	$2,566,205
Mining Claim Government Fees	114,925	114,925	114,925	114,925	114,925	114,925	689,550
Total	$496,603	$541,578	$546,628	$551,754	$556,956	$562,236	$3,255,755

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

Other – Related Party Transactions

In December 2011, in accordance with a Stock and Asset Purchase Agreement (the “Agreement”) between the Company, Alaska/Nevada Gold Mines, Ltd. (“AN Gold Mines”) and the Heflinger Group, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska. The Company’s derivative liability, as described in Note 6 to the accompanying unaudited condensed consolidated financial statements, represented the remaining consideration for the purchase of these claims and related rights and was paid in January 2017. Under the Agreement, the payment was made 70% to AN Gold Mines and 30% to the Heflinger Group.

Mr. Hanneman was appointed Chief Operating Officer of the Company on March 26, 2015 and subsequently appointed Chief Executive Officer of the Company effective January 31, 2017. Mr. Hanneman is a partner of the general partner, as well as a limited partner, of AN Gold Mines and holds an 11.9% net interest in AN Gold Mines.

In December 2016, the Company closed a non-brokered private placement financing through the issuance of 32,429,842 shares to Paulson & Co. Inc., 9,041,554 shares to Tocqueville Asset Management, L.P., and 4,361,938 shares to AngloGold Ashanti (U.S.A.) Exploration Inc. at a price of USD 0.48 per share. As at December 31, 2016, Paulson, Tocqueville, and AngloGold beneficially own approximately 34.2%, 19.4%, and 9.5% respectively of the Company's 162,186,972 common shares.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future.  Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs.  Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2017, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Risk Factors.”

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

As at March 31, 2017, the Company had cash and cash equivalents of $6,630,715 compared to $22,466,493 at December 31, 2016. The Company has no revenue generating operations from which it can internally generate funds. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment due with respect to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended March 31, 2017, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

As disclosed in the Current Report on Form 8-K filed by the Company on February 1, 2017, the Company’s Board of Directors appointed Karl Hanneman as the Chief Executive Officer of the Company, effective January 31, 2017. On March 13, 2017, Mr. Hanneman entered into a new employment agreement with Tower Hill Mines (US) LLC, replacing Mr. Hanneman’s prior employment agreement. Under the new employment agreement, and as disclosed in the Form 8-K, Mr. Hanneman’s base salary as Chief Executive Officer has been established at $300,000 per year. Mr. Hanneman is also eligible for an annual performance bonus targeted at 100% of his base salary. The new employment agreement also provides for standard benefits and contains customary confidentiality and non-competition provisions.

The new employment agreement also provides for certain severance payments to Mr. Hanneman. In the event the Company terminates Mr. Hanneman’s employment without cause (as defined in the employment agreement) or Mr. Hanneman terminates his employment for good reason (as defined in the employment agreement), Mr. Hanneman would be entitled to payments equal to one year of base salary and a pro-rated annual performance bonus, plus 12 months of continuing COBRA coverage. In the event the Company terminates Mr. Hanneman’s employment without cause or Mr. Hanneman terminates his employment for good reason following a change in control (as defined in the employment agreement) of the Company, Mr. Hanneman would be entitled to payments equal to one year of base salary and his annual performance bonus at target, plus 12 months of continuing COBRA coverage, and in addition all equity awards held by Mr. Hanneman would automatically vest in full.

The foregoing summary of the Mr. Hanneman’s new employment agreement is not complete and is qualified in its entirety by reference to the copy of the employment agreement filed as Exhibit 10.1 hereto.

ITEM 6. EXHIBITS

10.1	Employment Agreement, dated March 13, 2017, between Karl Hanneman and Tower Hill Mines (US) LLC.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 5, 2017

