Form 10-Q
period 2017-06-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2017-08-11
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 7, 2017, the registrant had 162,392,996 Common Shares outstanding.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at June 30, 2017 and December 31, 2016

(Expressed in US Dollars - Unaudited)

	Note	June 30, 2017	December 31, 2016
ASSETS

Current
Cash and cash equivalents		$4,521,972	$22,466,493
Prepaid expenses and other		350,079	206,221
Total current assets		4,872,051	22,672,714

Property and equipment		22,803	24,800
Capitalized acquisition costs	4	55,204,041	55,204,041

Total assets		$60,098,895	$77,901,555

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$22,950	$179,496
Accrued liabilities	5	244,308	210,182
Derivative liability	6	-	14,694,169

Total liabilities		267,258	15,083,847

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 162,186,972 shares issued and outstanding at December 31, 2016 and June 30, 2017	7	265,524,796	265,569,796
Contributed surplus	7	34,092,428	34,079,301
Obligation to issue shares	7	99,492	-
Accumulated other comprehensive income		1,596,152	1,344,219
Deficit		(241,481,231)	(238,175,608)

Total shareholders’ equity		59,831,637	62,817,708

Total liabilities and shareholders’ equity		$60,098,895	$77,901,555

General Information and Nature of Operations (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2017 and 2016

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Six Months Ended
	Note	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operating expenses
Consulting fees		$74,080	$63,497	$146,775	$136,687
Depreciation		998	1,325	1,997	2,640
Insurance		68,738	69,457	134,733	131,206
Investor relations		34,751	28,429	63,248	49,387
Mineral property exploration	4	668,389	1,179,662	1,379,505	1,976,167
Office		13,008	12,622	21,149	20,459
Other		5,411	5,545	9,948	10,021
Professional fees		64,899	49,116	115,118	91,950
Regulatory		17,397	21,236	74,696	57,974
Rent		35,445	35,374	70,794	70,735
Travel		16,278	19,435	47,731	38,648
Wages and benefits		579,570	521,925	1,035,984	1,092,163
Total operating expenses		(1,578,964)	(2,007,623)	(3,101,678)	(3,678,037)

Other income (expenses)
Loss/(gain) on foreign exchange		(78,001)	2,098	(244,125)	(121,764)
Interest income		7,119	5,335	17,980	12,155
Unrealized loss on derivative	6	-	(100,000)	-	(800,000)
Other income		22,200	31,340	22,200	31,340
Total other income (expenses)		(48,682)	(61,227)	(203,945)	(878,269)

Net loss for the period		(1,627,646)	(2,068,850)	(3,305,623)	(4,556,306)

Other comprehensive income (loss)
Unrealized gain/(loss) on marketable securities		(6,349)	11,224	(4,385)	10,751
Exchange difference on translating foreign operations		91,303	(3,225)	256,318	296,258
Total other comprehensive income (loss) for the period		84,954	7,999	251,933	307,009
Comprehensive loss for the period		$(1,542,692)	$(2,060,851)	$(3,053,690)	$(4,249,297)

Basic and diluted loss per share		$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of shares outstanding – basic and diluted		162,186,972	116,313,638	162,186,972	116,313,618

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017 and 2016

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2015	116,313,638	$243,692,185	$33,979,717	-	$816,435	$(230,984,980)	$47,503,357
Stock-based compensation	-	-	76,295	-	-	-	76,295
Unrealized gain on available-for-sale securities	-	-	-	-	10,751	-	10,751
Exchange difference on translating foreign operations	-	-	-	-	296,258	-	296,258
Net loss	-	-	-	-	-	(4,556,306)	(4,556,306)
Balance, June 30, 2016	116,313,638	243,692,185	34,056,012	-	1,123,444	(235,541,286)	43,330,355
Private placement	45,833,334	22,000,000	-	-	-	-	22,000,000
Share issuance costs	-	(146,735)	-	-	-	-	(146,735)
Stock-based compensation	-	-	32,231	-	-	-	32,231
Unrealized loss on available-for-sale securities	-	-	-	-	(21,545)	-	(21,545)
Exchange difference on translating foreign operations	-	-	-	-	242,320	-	242,320
Exercise of options	40,000	15,404	-	-	-	-	15,404
Reallocation from contributed surplus	-	8,942	(8,942)	-	-	-	-
Net loss	-	-	-	-	-	(2,634,322)	(2,634,322)
Balance, December 31, 2016	162,186,972	265,569,796	34,079,301	-	1,344,219	(238,175,608)	62,817,708
Share issuance costs	-	(45,000)	-	-	-	-	(45,000)
Stock-based compensation	-	-	13,127	-	-	-	13,127
Obligation to issue shares	-	-	-	99,492	-	-	99,492
Unrealized loss on available-for-sale securities	-	-	-	-	(4,385)	-	(4,385)
Exchange difference on translating foreign operations	-	-	-	-	256,318	-	256,318
Net loss	-	-	-	-	-	(3,305,623)	(3,305,623)
Balance, June 30, 2017	162,186,972	$265,524,796	$34,092,428	$99,492	$1,596,152	$(241,481,231)	$59,831,637

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2017 and 2016

(Expressed in US Dollars - Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Operating Activities
Loss for the period	$(3,305,623)	$(4,556,306)
Add items not affecting cash:
Depreciation	1,997	2,640
Stock-based compensation	13,127	76,295
Obligation to issue shares	99,492	-
Unrealized loss on derivative liability	-	800,000
Changes in non-cash items:
Prepaid expenses and other	(148,207)	(157,513)
Accounts payable and accrued liabilities	(124,900)	(60,995)
Cash used in operating activities	(3,464,114)	(3,895,879)

Financing Activities
Derivative payment	(14,694,169)	-
Share issuance costs	(45,000)	-
Cash used in financing activities	(14,739,169)	-

Effect of foreign exchange on cash	258,762	290,864
Decrease in cash and cash equivalents	(17,944,521)	(3,605,015)
Cash and cash equivalents, beginning of the period	22,466,493	6,493,486

Cash and cash equivalents, end of the period	$4,521,972	$2,888,471

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the "Company") is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At June 30, 2017, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at June 30, 2017, the Company had cash and cash equivalents of $4,521,972 compared to $22,466,493 at December 31, 2016. The Company has no revenue generating operations from which it can internally generate funds. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment due with respect to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2017 and the results of its operations for the six months then ended.  Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The 2016 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 and 2016

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

On August 10, 2017, the Board approved these condensed consolidated interim financial statements.

Basis of consolidation

These condensed consolidated interim financial statements include the accounts of ITH and its wholly owned subsidiaries TH Alaska, TH US, LPI and 813034 Alberta Ltd. All intercompany transactions and balances have been eliminated.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable (included in prepaid expenses and other) and accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

	Fair value as at June 30, 2017
	Level 1	Level 2
Financial assets:
Marketable securities	$19,034	$-
Total	$19,034	$-

	Fair value as at December 31, 2016
	Level 1	Level 2
Financial assets:
Marketable securities	$22,754	$-
Total	$22,754	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$14,694,169
Total	$-	$14,694,169

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2016	$55,204,041
Acquisition costs	-
Balance, June 30, 2017	$55,204,041

The following table presents costs incurred for exploration and evaluation activities for the six months ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Exploration costs:
Aircraft services	$4,050	$4,050
Assay	412,811	-
Environmental	106,905	142,499
Equipment rental	23,875	21,586
Field costs	68,128	70,357
Geological/geophysical	307,023	1,293,989
Land maintenance & tenure	415,305	412,716
Legal	37,272	28,845
Transportation and travel	4,136	2,125
Total expenditures for the period	$1,379,505	$1,976,167

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 113 kilometers (70 miles) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the six months ended June 30, 2017 and from the inception of this lease the Company has paid $329,722 and $2,632,388, respectively.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the six months ended June 30, 2017 and from the inception of this lease the Company has paid $50,000 and $680,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

c)	a lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. During the six months ended June 30, 2017 and from the inception of this lease the Company has paid $20,000 and $185,000, respectively.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. During the six months ended June 30, 2017 and from the inception of this lease the Company has paid $15,000 and $128,000, respectively.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016

Accrued liabilities	$170,149	$41,682
Accrued salaries and benefits	74,159	168,500
Total accrued liabilities	$244,308	$210,182

Accrued liabilities at June 30, 2017 include accruals for general corporate costs and project costs of $29,506 and $140,643, respectively. Accrued liabilities at December 31, 2016 include accruals for general corporate costs and project costs of $13,406 and $28,276, respectively.

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

Six Months Ended June 30, 2017 and 2016

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

Authorized

500,000,000 Common Shares without par value. At December 31, 2016 and June 30, 2017 there were 162,186,972 shares issued and outstanding.

Share issuances

There were no share issuances during the six months ended June 30, 2017. On December 28, 2016, the Company closed a non-brokered private placement financing of 45,833,334 Common Shares at a price of $0.48 per share for gross proceeds of $22.0 million.

Obligation to issue shares

On May 24, 2017, the shareholders approved the issuance of Common Shares to the previous CEO for services rendered as CEO. On May 24, 2017, the Company recorded an obligation to issue 206,024 Common Shares valued at $99,492 (CAD $133,916). On July 13, 2017, the Company issued 206,024 Common Shares in full satisfaction of the obligation.

Deferred Share Unit Incentive Plan

On May 24, 2017 at the Company’s Annual General Meeting of Shareholders, a Deferred Share Unit Incentive Plan (“DSU Plan”) was approved.

As at June 30, 2017, the maximum aggregate number of Common Shares that could be issued under the DSU Plan and the 2006 Plan (as defined below) was 16,218,697, representing 10% of the number of issued and outstanding Common Shares on that date (on a non-diluted basis). As at June 30, 2017, the Company had stock options to potentially acquire 5,940,000 Common Shares outstanding under the 2006 Plan (representing approximately 3.66% of the outstanding Common Shares), leaving up to 10,278,697 Common Shares available for future grants under the DSU Plan and under the 2006 Plan (combined) based on the number of outstanding Common Shares as at that date on a non-diluted basis (representing an aggregate of approximately 6.34% of the outstanding Common Shares).

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and reapproved on May 28, 2015 at the Company’s Annual General Meeting (the “2006 Plan”). The essential elements of the 2006 Plan provide that the aggregate number of Common Shares of the Company’s capital stock that may be made issuable pursuant to options granted under the 2006 Plan, together with shares under the DSU Plan, may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the 2006 Plan will have a maximum term of ten years. The exercise price of options granted under the 2006 Plan shall be fixed in compliance with the applicable provisions of the TSX Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s Common Shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the Toronto Stock Exchange. Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

During the six month period ended June 30, 2017, there were no incentive stock options granted by the Company.

A summary of the status of the stock option plan as of June 30, 2017 and December 31, 2016 and changes is presented below:

	Six Months Ended			Year Ended
	June 30, 2017			December 31, 2016
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value
Balance, beginning of the period	6,026,200	$1.61	$183,930	6,066,200	$1.60	$	Nil
Exercised	-	-	-	(40,000)	0.50		29,600
Forfeited	(86,200)	1.46	4,368	-	-		-
Balance, end of the period	5,940,000	$1.61	$78,840	6,026,200	$1.61		$183,930

Stock options outstanding are as follows:

	June 30, 2017			December 31, 2016
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 24, 2017	$3.17	1,650,000	1,650,000	$3.17	1,675,000	1,675,000
March 14, 2018	$2.18	313,000	313,000	$2.18	319,000	319,000
February 25, 2022	$1.11	1,030,000	1,030,000	$1.11	1,030,000	1,030,000
February 25, 2022	$0.73	570,000	570,000	$0.73	594,000	594,000
March 10, 2022	$1.11	430,000	430,000	$1.11	430,000	430,000
March 16, 2023	$1.00	1,260,000	1,260,000	$1.00	1,260,000	839,999
March 16, 2023	$0.50	657,000	657,000	$0.50	688,200	445,466
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	20,000
		5,940,000	5,940,000		6,026,200	5,353,465

A summary of the non-vested options as of June 30, 2017 and changes during the six months ended June 30, 2017 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)

Outstanding at December 31, 2016	672,735	$0.25
Vested	(672,735)	$0.25
Outstanding at June 30, 2017	-	-

At June 30, 2017 there was no unrecognized compensation expense related to non-vested options outstanding.

Share-based payments

During the six month period ended June 30, 2017, there were no incentive stock options granted by the Company. Share-based payment charges for the six months ended June 30, 2017 totaled $13,127.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

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

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
June 30, 2017
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,729	14,074	22,803
Current assets	4,269,502	602,549	4,872,051
Total assets	$4,278,231	$55,820,664	$60,098,895
December 31, 2016
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,944	15,856	24,800
Current assets	22,289,678	383,036	22,672,714
Total assets	$22,298,622	$55,602,933	$77,901,555

Three months ended	June 30, 2017	June 30, 2016
Net loss for the period – Canada	$(333,167)	$(248,679)
Net loss for the period - United States	(1,294,479)	(1,820,171)
Net loss for the period	$(1,627,646)	$(2,068,850)

Six months ended	June 30, 2017	June 30, 2016
Net loss for the period – Canada	$(762,987)	$(638,607)
Net loss for the period - United States	(2,542,636)	(3,917,699)
Net loss for the period	$(3,305,623)	$(4,556,306)

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

9.	COMMITMENTS

The following table discloses, as of June 30, 2017, the Company’s contractual obligations including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2017	2018	2019	2020	2021	2022 and beyond	Total
Mineral Property Leases(1)	$-	$424,668	$429,688	$434,783	$439,955	$445,204	$2,174,298
Mining Claim Government Fees	114,925	114,925	114,925	114,925	114,925	114,925	689,550
Total	$114,925	$539,593	$544,613	$549,708	$554,880	$560,129	$2,863,848

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

10.	RELATED PARTY TRANSACTIONS

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

In December 2016, the Company closed a non-brokered private placement financing through the issuance of 32,429,842 shares to Paulson & Co. Inc., 9,041,554 shares to Tocqueville Asset Management, L.P., and 4,361,938 shares to AngloGold Ashanti (U.S.A.) Exploration Inc. at a price of $ 0.48 per share. As at December 31, 2016, Paulson, Tocqueville, and AngloGold beneficially own approximately 34.2%, 19.4%, and 9.5% respectively of the Company's 162,186,972 Common Shares.

In May 2017, the Company recognized an obligation to issue 206,024 Common Shares to the Company’s previous CEO, Tom Irwin, with a value of $99,492. See Note 7.

At June 30, 2017, accounts payable and accrued liabilities included related party costs of $8,250 and $6,229, respectively

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. All currency amounts are stated in US dollars unless noted otherwise.

Current Business Activities

General

During the six months ended June 30, 2017 and to the date of this Quarterly Report on Form 10-Q, the Company progressed on a number of opportunities with the potential for optimization and reducing the costs of building and operating a mine at the Project.

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

During the first quarter, it was determined that the calculation of All In Sustaining Costs for the Livengood Project (“AISC”), as contained in Table 22-2 on page 22-6 of the October Report, was incorrect as it included, contrary to World Gold Council guidance, both initial capital costs and mining and income taxes in the AISC calculation. The Company issued a news release on March 8, 2017 advising that as a result of the restatement, the AISC for the Livengood Gold Project (the “Project”) located near Fairbanks, Alaska, is projected to be $976/oz. Subsequently, on April 10, 2017, the Company filed an updated technical report on SEDAR entitled “NI 43-101 Technical Report Pre-feasibility Study of the Livengood Gold Project, Livengood, Alaska, USA” dated March 8, 2017 and signed April 10, 2017 (“April Report”) reflecting the following changes:

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

Management Changes

On January 26, 2017, the ITH Board approved a management transition plan, which was implemented on January 31, 2017, in which Karl Hanneman, previously the Chief Operating Officer (COO), became the Chief Executive Officer (CEO), managing both the CEO and COO responsibilities, and Tom Irwin, the previous CEO, transitioned into a part-time position of Senior Advisor prior to his being considered for nomination to the Board at the Company’s May 2017 Annual General Meeting (AGM). On May 24, 2017, the shareholders elected Tom Irwin as a director of the Company.

Issuance of Common Shares

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

Upon his transition to Senior Adviser on January 31, 2017, the Compensation Committee approved, and the Board voted to award to Mr. Irwin, subject to shareholder and regulatory approval, a one-time payment of $175,000, to be settled in Common Shares, in recognition of the exemplary efforts of Mr. Irwin on behalf of the Company during his tenure as CEO. Based on the USD-CAD exchange rate (USD 1.00 = CAD 1.3030), and the 5-day volume weighted average price of the Common Shares on the TSX (CAD 0.859), both as at January 31, 2017, the number of Common Shares to be issued to Mr. Irwin is 265,454 (less the number of Common Shares equivalent to any amounts required to be withheld under statutory withholding requirements). The 265,454 Common Shares represent 0.16% of the currently outstanding Common Shares. Mr. Irwin also received a monthly payment of $5,000 in his position as Senior Advisor.

Because the issuance to Mr. Irwin is (a) a security-based compensation arrangement, (b) to an insider and (c) not pursuant to a security based compensation arrangement previously approved by the shareholders of the Company, the TSX and the NYSE-MKT both require that such issuance be subject to shareholder approval. At the Company’s 2017 Annual General Meeting of Shareholders held in Vancouver, B.C. on May 24, 2017, the shareholders approved the proposed issuance of Common Shares to Mr. Irwin as a one-time payment associated with his transition to Senior Advisor.

Subsequent to shareholder approval of the one-time payment on May 24, 2017, the Company recognized an obligation to issue 206,024 shares with a value of $99,492 based on the USD-CAD exchange rate (USD 1.00 = CAD 1.3460) and the closing price of the Common Shares on the TSX (CAD 0.650), both as at May 24, 2017. On July 13, 2017, a certificate for 206,024 Common Shares was issued to Mr. Irwin.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). On May 24, 2017, at the Company’s Annual General Meeting of Shareholders, the DSU Plan was approved.

The purpose of the DSU Plan is to allow the Company to grant deferred share units (“DSUs”), each of which is a unit that is equivalent in value to a Common Share, to directors, officers and employees of the Company or a subsidiary of the Company (“Eligible Persons”) in recognition of their contributions and to provide for an incentive for their continuing relationship with the Company. The granting of such DSUs is intended to promote a greater alignment of the interests of Eligible Persons with the interests of shareholders.

As at June 30, 2017, the maximum aggregate number of Common Shares that could be issued under the DSU Plan and the 2006 Plan was 16,218,697, representing 10% of the number of issued and outstanding Common Shares on that date (on a non-diluted basis). As at June 30, 2017, the Company had stock options to potentially acquire 5,940,000 Common Shares outstanding under the 2006 Plan (representing approximately 3.66% of the outstanding Common Shares), leaving up to 10,278,697 Common Shares available for future grants under the DSU Plan and under the 2006 Plan (combined) based on the number of outstanding Common Shares as at that date on a non-diluted basis (representing an aggregate of approximately 6.34% of the outstanding Common Shares).

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

Next Steps and Opportunities

2017 Work Program

On January 23, 2017 the Board approved a 2017 budget of $6.3 million. The work program incorporated in this budget will seek to build upon the Project improvements announced with the 2016 PFS, focusing on improving the mineralization and alteration models used to support the resource block model, evaluating alternative block models for production schedule opportunities, and completion of several phases of metallurgical work to better define and optimize the flowsheet and recovery parameters. The 2017 work program has been specifically designed to target those aspects of the Project that could deliver the highest NPV increase for the least engineering expenditure. Preliminary work in 2016 on the block model and metallurgical recovery variability indicates a potential NPV benefit of up to $280 million and $100 million respectively.

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

During the quarter, work progressed on schedule on the 2017 program. New multi-element assay data from approximately 20,000 pulps have been incorporated into the project geologic model. Consultants are progressing on alternative block models and support for refinement of the project multiple indicator kriging (MIK) resource model. SGS Vancouver is proceeding with metallurgical work. The engineering firm of BBA Inc., who provided support for the 2016 PFS, is engaged to provide oversight on the 2017 program.

The Company has sufficient funds to complete the test programs and engineering work underway.

Results of Operations

Summary of Quarterly Results

Description	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Net loss	$(1,627,646)	$(1,677,977)	$(1,109,733)	$(1,524,589)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Net loss	$(2,068,850)	$(2,487,456)	$(1,119,972)	$(1,007,489)
Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

The Company incurred a net loss of $1,627,646 for the three month period ended June 30, 2017, compared to a net loss of $2,068,850 for the three month period ended June 30, 2016.

Mineral property expenditures decreased $511,273 to $668,389 for the three months ended June 30, 2017 from $1,179,662 for the three months ended June 30, 2016 due to the differences in the scope of technical work completed during the periods.

Consulting fees were $74,080 for the three month period ended June 30, 2017 compared to $63,497 for the three month period ended June 30, 2016. The increase of $10,583 is due primarily to increased media support services.

Professional fees were $64,899 for the three month period ended June 30, 2017, compared to $49,116 for the three month period ended June 30, 2016. The increase of $15,783 is due primarily to legal fees related to further work in connection with property matters.

Excluding share-based payment charges of $Nil and $11,051, respectively, wages and benefits for the three months ended June 30, 2017 increased $68,696 to $579,570 from $510,874 for the three months ended June 30, 2016 primarily due to the previous CEO stock issuance and severance for one staff reduction partially offset by lower payroll costs related to staffing changes.

Share-based payment charges

Share-based payment charges for the three month periods ended June 30, 2017 and 2016 were allocated as follows:

Expense category:	June 30, 2017	June 30, 2016
Consulting	$168	$3,588
Investor relations	-	1,005
Wages and benefits	-	11,051
	$168	$15,644

Share-based payment charges were $168 during the three months ended June 30, 2017 compared to $15,644 during the three months ended June 30, 2016. The decrease of $15,476 in share-based payment charges during the period was mainly the result of options granted becoming fully expensed.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a loss of $48,682 during the three month period ended June 30, 2017 compared to a loss of $61,227 during the three month period ended June 30, 2016. On January 12, 2017, the Company paid the final derivative payment due so there was no total other gain or loss for the three month period ended June 30, 2017 compared to the unrealized loss on the revaluation of the derivative liability of $100,000 caused by the increase in the price per ounce of gold during the three month period ended June 30, 2016. The Company had a foreign exchange loss of $78,001 during the three month period ended June 30, 2017 compared to a gain of $2,098 during the three month period ended June 30, 2016 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the three month period ended June 30, 2017 was C$1 to US$0.7437 compared to C$1 to US$0.7761 for the three month period ended June 30, 2016.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

The Company incurred a net loss of $3,305,623 for the six month period ended June 30, 2017, compared to a net loss of $4,556,306 for the six month period ended June 30, 2016.

Mineral property expenditures decreased $596,662 to $1,379,505 for the six months ended June 30, 2017 from $1,976,167 for the six months ended June 30, 2016 due to the differences in the scope of technical work completed during the periods.

Consulting fees were $146,775 for the six month period ended June 30, 2017 compared to $136,687 for the six month period ended June 30, 2016. The increase of $10,088 is due primarily to increased media support services.

Professional fees were $115,118 for the six month period ended June 30, 2017, compared to $91,950 for the six month period ended June 30, 2016. The increase of $23,168 is due primarily to increased legal fees related to further work in connection with property matters.

Regulatory costs were $74,696 for the six months ended June 30, 2017 compared to $57,974 for the six months ended June 30, 2016. The increase of $16,722 is primarily due to higher market listing fees as a result of the Company’s increased market capitalization and increased SEDAR filing fees.

Investor relations costs were $63,248 for the six months ended June 30, 2017 compared to $49,387 for the six months ended June 30, 2016. The increase of $13,861 is primarily due to increased newswire services and increased costs for the 2017 Annual General Meeting materials.

Excluding share-based payment charges of $9,322 and $53,654, respectively, wages and benefits for the six months ended June 30, 2017 decreased $11,847 to $1,026,662 from $1,038,509 for the six months ended June 30, 2016 primarily due to lower payroll costs related to staffing changes partially offset by the previous CEO stock issuance and severance for one staff reduction.

Share-based payment charges

Share-based payment charges for the six month periods ended June 30, 2017 and 2016 were allocated as follows:

Expense category:	June 30, 2017	June 30, 2016
Consulting	$2,957	$18,154
Investor relations	848	4,487
Wages and benefits	9,322	53,654
	$13,127	$76,295

Share-based payment charges were $13,127 during the six months ended June 30, 2017 compared to $76,295 during the six months ended June 30, 2016. The decrease of $63,168 in share-based payment charges during the period was mainly the result of options granted becoming fully expensed.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a loss of $203,945 during the six month period ended June 30, 2017 compared to a loss of $878,269 during the six month period ended June 30, 2016. On January 12, 2017, the Company paid the final derivative payment due so there was no total other gain or loss for the six month period ended June 30, 2017 compared to the unrealized loss on the revaluation of the derivative liability of $800,000 caused by the increase in the price per ounce of gold during the six month period ended June 30, 2016. The Company had a foreign exchange loss of $244,125 during the six month period ended June 30, 2017 compared to a loss of $121,764 during the six month period ended June 30, 2016 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the six month period ended June 30, 2017 was C$1 to US$0.7496 compared to C$1 to US$0.7518 for the six month period ended June 30, 2016.

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

As at June 30, 2017, the Company had cash and cash equivalents of $4,521,972 compared to $22,466,493 at December 31, 2016. The decrease of approximately $17.9 million during the six month period ended June 30, 2017 resulted mainly from financing activities of approximately $14.7 million, expenditures on the Livengood Gold Project of approximately $3.0 million, and a negative foreign currency translation impact of approximately $0.2 million.

Financing activities during the six month period ended June 30, 2017 included payment of the final derivative payment of approximately $14.7 million and share issuance costs related to a non-brokered private placement of Common Shares in December 2014 of $45,000. The Company had no cash flows from financing activities during the six month period ended June 30, 2016.

The Company had no cash flows from investing activities during the six month periods ended June 30, 2017 and 2016.

As at June 30, 2017, the Company had working capital of $4,604,793 compared to working capital of $7,588,867 at December 31, 2016. The Company expects that it will operate at a loss for the foreseeable future, but believes the current working capital will be sufficient for it to complete its anticipated 2017 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2017 fiscal year. To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the fiscal year ending December 31, 2017. These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project.

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

Contractual Obligations and Commitments

The following table discloses, as of June 30, 2017, the Company’s contractual obligations including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2017	2018	2019	2020	2021	2022 and beyond	Total
Mineral Property Leases(1)	$-	$424,668	$429,688	$434,783	$439,955	$445,204	$2,174,298
Mining Claim Government Fees	114,925	114,925	114,925	114,925	114,925	114,925	689,550
Total	$114,925	$539,593	$544,613	$549,708	$554,880	$560,129	$2,863,848

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

In December 2016, the Company closed a non-brokered private placement financing through the issuance of 32,429,842 shares to Paulson & Co. Inc., 9,041,554 shares to Tocqueville Asset Management, L.P., and 4,361,938 shares to AngloGold Ashanti (U.S.A.) Exploration Inc. at a price of $ 0.48 per share. As at December 31, 2016, Paulson, Tocqueville, and AngloGold beneficially own approximately 34.2%, 19.4%, and 9.5% respectively of the Company's 162,186,972 common shares.

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

Upon his transition to Senior Adviser on January 31, 2017, the Compensation Committee approved, and the Board voted to award to Mr. Irwin, subject to shareholder and regulatory approval, a one-time payment of $175,000, to be settled in Common Shares, in recognition of the exemplary efforts of Mr. Irwin on behalf of the Company during his tenure as CEO. Based on the USD-CAD exchange rate (USD 1.00 = CAD 1.3030), and the 5-day volume weighted average price of the Common Shares on the TSX (CAD 0.859), both as at January 31, 2017, the number of Common Shares to be issued to Mr. Irwin is 265,454 (less the number of Common Shares equivalent to any amounts required to be withheld under statutory withholding requirements). The 265,454 Common Shares represent 0.16% of the currently outstanding Common Shares. Mr. Irwin also received a monthly payment of $5,000 in his position as Senior Advisor.

Because the issuance to Mr. Irwin is (a) a security-based compensation arrangement, (b) to an insider and (c) not pursuant to a security based compensation arrangement previously approved by the shareholders of the Company, the TSX and the NYSE-MKT both require that such issuance be subject to shareholder approval. At the Company’s 2017 Annual General Meeting of Shareholders held in Vancouver, B.C. on May 24, 2017, the shareholders approved the proposed issuance of Common Shares to Mr. Irwin as a one-time payment associated with his transition to Senior Advisor.

Subsequent to shareholder approval of the one-time payment on May 24, 2017, the Company recognized an obligation to issue 206,024 shares with a value of $99,492 based on the USD-CAD exchange rate (USD 1.00 = CAD 1.3460) and the closing price of the Common Shares on the TSX (CAD 0.650), both as at May 24, 2017. On July 13, 2017, a certificate for 206,024 Common Shares was issued to Mr. Irwin.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2017, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As at June 30, 2017, the Company had cash and cash equivalents of $4,521,972 compared to $22,466,493 at December 31, 2016. The Company has no revenue generating operations from which it can internally generate funds. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment due with respect to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended June 30, 2017, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Agreement, dated May 30, 2017, between Thomas Irwin and Tower Hill Mines (US) LLC.

10.2	International Tower Hill Mines Ltd. 2017 Deferred Share Unit Plan.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2017

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2017

