Form 10-Q
period 2017-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2017-11-06
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 162,392,996 Common Shares outstanding.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at September 30, 2017 and December 31, 2016

(Expressed in US Dollars - Unaudited)

	Note	September 30, 2017	December 31, 2016
ASSETS

Current
Cash and cash equivalents		$3,435,287	$22,466,493
Prepaid expenses and other		226,025	206,221
Total current assets		3,661,312	22,672,714

Property and equipment		21,797	24,800
Capitalized acquisition costs	4	55,204,041	55,204,041

Total assets		$58,887,150	$77,901,555

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$74,014	$179,496
Accrued liabilities	5	577,779	210,182
Derivative liability	6	-	14,694,169
Total liabilities		651,793	15,083,847

Shareholders’ equity
Common share, no par value; authorized 500,000,000 shares; 162,186,972 shares issued and outstanding at December 31, 2016 and 162,392,996 shares issued and outstanding at September 30, 2017	7	265,624,141	265,569,796
Contributed surplus	7	34,092,428	34,079,301
Accumulated other comprehensive income		1,745,532	1,344,219
Deficit		(243,226,744)	(238,175,608)

Total shareholders’ equity		58,235,357	62,817,708

Total liabilities and shareholders’ equity		$58,887,150	$77,901,555

General Information and Nature of Operations (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2017 and 2016

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating expenses
Consulting fees		$70,614	$63,973	$217,389	$200,660
Depreciation		1,006	1,323	3,003	3,963
Insurance		74,134	69,326	208,867	200,532
Investor relations		9,504	27,119	72,752	76,506
Mineral property exploration	4	867,900	528,117	2,247,405	2,504,284
Office		6,338	9,546	27,487	30,005
Other		4,577	4,487	14,525	14,508
Professional fees		58,227	63,057	173,345	155,007
Regulatory		55,963	50,307	130,659	108,281
Rent		34,985	35,374	105,779	106,109
Travel		27,560	42,702	75,291	81,350
Wages and benefits		406,395	537,872	1,442,379	1,630,035
Total operating expenses		(1,617,203)	(1,433,203)	(4,718,881)	(5,111,240)

Other income (expenses)
Loss on foreign exchange		(133,815)	(3,020)	(377,940)	(124,784)
Interest income		5,505	3,534	23,485	15,689
Unrealized loss on derivative	6	-	(100,000)	-	(900,000)
Other income		-	8,100	22,200	39,440
Total other income (expenses)		(128,310)	(91,386)	(332,255)	(969,655)

Net loss for the period		(1,745,513)	(1,524,589)	(5,051,136)	(6,080,895)

Other comprehensive income (loss)
Unrealized loss on marketable securities		(1,587)	(13,210)	(5,972)	(2,459)
Exchange difference on translating foreign operations		150,967	38,852	407,285	335,110
Total other comprehensive income (loss) for the period		149,380	25,642	401,313	332,651
Comprehensive loss for the period		$(1,596,133)	$(1,498,947)	$(4,649,823)	$(5,748,244)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of shares outstanding – basic and diluted		162,363,884	116,348,855	162,246,591	116,325,463

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017 and 2016

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2015	116,313,638	$243,692,185	$33,979,717	$816,435	$(230,984,980)	$47,503,357
Stock-based compensation	-	-	92,587	-	-	92,587
Unrealized loss on available-for-sale securities	-	-	-	(2,459)	-	(2,459)
Exchange difference on translating foreign operations	-	-	-	335,110	-	335,110
Exercise of options	40,000	15,404	-	-	-	15,404
Reallocation from contributed surplus	-	8,942	(8,942)	-	-	-
Net loss	-	-	-	-	(6,080,895)	(6,080,895)
Balance, September 30, 2016	116,353,638	243,716,531	34,063,362	1,149,086	(237,065,875)	41,863,104
Private placement	45,833,334	22,000,000	-	-	-	22,000,000
Share issuance costs	-	(146,735)	-	-	-	(146,735)
Stock-based compensation	-	-	15,939	-	-	15,939
Unrealized loss on available-for-sale securities	-	-	-	(8,335)	-	(8,335)
Exchange difference on translating foreign operations	-	-	-	203,468	-	203,468
Net loss	-	-	-	-	(1,109,733)	(1,109,733)
Balance, December 31, 2016	162,186,972	265,569,796	34,079,301	1,344,219	(238,175,608)	62,817,708
Shares for services	206,024	99,492	-	-	-	99,492
Share issuance costs	-	(45,147)	-	-	-	(45,147)
Stock-based compensation	-	-	13,127	-	-	13,127
Unrealized loss on available-for-sale securities	-	-	-	(5,972)	-	(5,972)
Exchange difference on translating foreign operations	-	-	-	407,285	-	407,285
Net loss	-	-	-	-	(5,051,136)	(5,051,136)
Balance, September 30, 2017	162,392,996	$265,624,141	$34,092,428	$1,745,532	$(243,226,744)	$58,235,357

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2017 and 2016

(Expressed in US Dollars - Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Operating Activities
Loss for the period	$(5,051,136)	$(6,080,895)
Add items not affecting cash:
Depreciation	3,003	3,963
Stock-based compensation	13,127	92,587
Unrealized loss on derivative liability	-	900,000
Shares for services	99,492	-
Changes in non-cash items:
Prepaid expenses and other	(372,217)	18,951
Accounts payable and accrued liabilities	254,670	24,284
Cash used in operating activities	(5,053,061)	(5,041,110)

Financing Activities
Issuance of common share	-	15,404
Derivative payment	(14,694,169)	-
Share issuance costs	(45,147)	-
Cash provided by (used in) financing activities	(14,739,316)	15,404

Effect of foreign exchange on cash	761,171	291,343
Decrease in cash and cash equivalents	(19,031,206)	(4,734,363)
Cash and cash equivalents, beginning of the period	22,466,493	6,493,486

Cash and cash equivalents, end of the period	$3,435,287	$1,759,123

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At September 30, 2017, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at September 30, 2017, the Company had cash and cash equivalents of $3,435,287 compared to $22,466,493 at December 31, 2016. The Company has no revenue generating operations from which it can internally generate funds. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment due with respect to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2017 and the results of its operations for the nine months then ended.  Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The 2016 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 and 2016

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

On November 3, 2017, the Board approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

	Fair value as at September 30, 2017
	Level 1	Level 2
Financial assets:
Marketable securities	$18,230	$-
Total	$18,230	$-

	Fair value as at December 31, 2016
	Level 1	Level 2
Financial assets:
Marketable securities	$22,754	$-
Total	$22,754	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$14,694,169
Total	$-	$14,694,169

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2016	$55,204,041
Acquisition costs	-
Balance, September 30, 2017	$55,204,041

The following table presents costs incurred for exploration and evaluation activities for the nine months ended September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Exploration costs:
Aircraft services	$6,220	$6,511
Assay	412,811	-
Environmental	203,344	233,398
Equipment rental	35,542	33,375
Field costs	91,569	87,754
Geological/geophysical	932,642	1,613,994
Land maintenance & tenure	496,910	494,316
Legal	57,246	27,845
Transportation and travel	11,121	7,091
Total expenditures for the period	$2,247,405	$2,504,284

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 113 kilometers (70 miles) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the nine months ended September 30, 2017 and from the inception of this lease the Company has paid $329,722 and $2,632,388, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the nine months ended September 30, 2017 and from the inception of this lease the Company has paid $50,000 and $680,000, respectively.

c)	a lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. During the nine months ended September 30, 2017 and from the inception of this lease the Company has paid $20,000 and $185,000, respectively.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. During the nine months ended September 30, 2017 and from the inception of this lease the Company has paid $15,000 and $128,000, respectively.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016

Accrued liabilities	$520,355	$41,682
Accrued salaries and benefits	57,424	168,500
Total accrued liabilities	$577,779	$210,182

Accrued liabilities at September 30, 2017 include accruals for general corporate costs and project costs of $33,803 and $486,552, respectively. Accrued liabilities at December 31, 2016 include accruals for general corporate costs and project costs of $13,406 and $28,276, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 and 2016

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

Authorized

500,000,000 Common Shares without par value. At December 31, 2016 and September 30, 2017 there were 162,186,972 and 162,392,996 shares issued and outstanding, respectively.

Share issuances

On May 24, 2017, the shareholders approved the issuance of Common Shares to the previous CEO for services rendered as CEO. On May 24, 2017, the Company recorded an obligation to issue 206,024 Common Shares valued at $99,492 (CAD $133,916). On July 13, 2017, the Company issued 206,024 Common Shares in full satisfaction of the obligation.

On December 28, 2016, the Company closed a non-brokered private placement financing of 45,833,334 Common Shares at a price of $0.48 per share for gross proceeds of $22,000,000.

Deferred Share Unit Incentive Plan

On May 24, 2017 at the Company’s Annual General Meeting of Shareholders, a Deferred Share Unit Incentive Plan (“DSU Plan”) was approved.

As at September 30, 2017, the maximum aggregate number of Common Shares that could be issued under the DSU Plan and the 2006 Plan (as defined below) was 16,239,299, representing 10% of the number of issued and outstanding Common Shares on that date (on a non-diluted basis). As at September 30, 2017, the Company had stock options to potentially acquire 4,290,000 Common Shares outstanding under the 2006 Plan defined below (representing approximately 2.64% of the outstanding Common Shares), leaving up to 11,949,299 Common Shares available for future grants under the DSU Plan and under the 2006 Plan (combined) based on the number of outstanding Common Shares as at that date on a non-diluted basis (representing an aggregate of approximately 7.36% of the outstanding Common Shares).

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and reapproved on May 28, 2015 at the Company’s Annual General Meeting (the “2006 Plan”). The essential elements of the 2006 Plan provide that the aggregate number of Common Shares of the Company’s capital stock that may be made issuable pursuant to options granted under the 2006 Plan, together with shares under the DSU Plan, may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the 2006 Plan will have a maximum term of ten years. The exercise price of options granted under the 2006 Plan shall be fixed in compliance with the applicable provisions of the TSX Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s Common Shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

During the nine month period ended September 30, 2017, there were no incentive stock options granted by the Company.

A summary of the status of the stock option plan as of September 30, 2017 and December 31, 2016 and changes is presented below:

	Nine Months Ended			Year Ended
	September 30, 2017			December 31, 2016
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value
Balance, beginning of the period	6,026,200	$1.61	$183,930	6,066,200	$1.60	$	Nil
Exercised	-	-	-	(40,000)	0.50		29,600
Expired	(1,650,000)	3.17	Nil	-	-		-
Forfeited	(86,200)	1.46	4,368	-	-		-
Balance, end of the period	4,290,000	$1.01	$131,400	6,026,200	$1.61		$183,930

Stock options outstanding are as follows:

	September 30, 2017			December 31, 2016
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 24, 2017	-	-	-	$3.17	1,675,000	1,675,000
March 14, 2018	$2.18	313,000	313,000	$2.18	319,000	319,000
February 25, 2022	$1.11	1,030,000	1,030,000	$1.11	1,030,000	1,030,000
February 25, 2022	$0.73	570,000	570,000	$0.73	594,000	594,000
March 10, 2022	$1.11	430,000	430,000	$1.11	430,000	430,000
March 16, 2023	$1.00	1,260,000	1,260,000	$1.00	1,260,000	839,999
March 16, 2023	$0.50	657,000	657,000	$0.50	688,200	445,466
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	20,000
		4,290,000	4,290,000		6,026,200	5,353,465

A summary of the non-vested options as of September 30, 2017 and changes during the nine months ended September 30, 2017 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2016	672,735	$0.25
Vested	(672,735)	$0.25
Outstanding at September 30, 2017	-	-

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

At September 30, 2017 there was no unrecognized compensation expense related to non-vested options outstanding.

Share-based payments

During the nine month period ended September 30, 2017, there were no incentive stock options granted by the Company. Share-based payment charges for the nine months ended September 30, 2017 totaled $13,127.

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

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
September 30, 2017
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,614	13,183	21,797
Current assets	3,136,666	524,646	3,661,312
Total assets	$3,145,280	$55,741,870	$58,887,150
December 31, 2016
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,944	15,856	24,800
Current assets	22,289,678	383,036	22,672,714
Total assets	$22,298,622	$55,602,933	$77,901,555

Three months ended	September 30, 2017	September 30, 2016
Net loss for the period – Canada	$(385,257)	$(276,954)
Net loss for the period - United States	(1,360,256)	(1,247,635)
Net loss for the period	$(1,745,513)	$(1,524,589)

Nine months ended	September 30, 2017	September 30, 2016
Net loss for the period – Canada	$(1,148,244)	$(915,561)
Net loss for the period - United States	(3,902,892)	(5,165,334)
Net loss for the period	$(5,051,136)	$(6,080,895)

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

9.	COMMITMENTS

The following table discloses, as of September 30, 2017, the Company’s contractual obligations including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2017	2018	2019	2020	2021	2022 and beyond	Total
Mineral Property Leases(1)	$-	$424,668	$429,688	$434,783	$439,955	$445,204	$2,174,298
Mining Claim Government Fees	76,950	114,925	114,925	114,925	114,925	114,925	651,575
Total	$76,950	$539,593	$544,613	$549,708	$554,880	$560,129	$2,825,873

(1)	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

10.	RELATED PARTY TRANSACTIONS

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

In December 2016, the Company closed a non-brokered private placement financing through the issuance of 32,429,842 shares to Paulson & Co. Inc., 9,041,554 shares to Tocqueville Asset Management, L.P., and 4,361,938 shares to AngloGold Ashanti (U.S.A.) Exploration Inc. at a price of $0.48 per share. As at December 31, 2016, Paulson, Tocqueville, and AngloGold beneficially own approximately 34.2%, 19.4%, and 9.5% respectively of the Company's 162,186,972 Common Shares.

In May 2017, the Company recognized an obligation to issue 206,024 Common Shares to the Company’s previous Chief Executive Officer, Thomas Irwin, with a value of $99,492. On July 13, 2017, the Company issued 206,024 Common Shares in full satisfaction of the obligation. See Note 7.

INTERNATIONAL TOWER HILL MINES LTD.

(An Exploration Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2017 and 2016

(Expressed in US dollars – Unaudited)

At September 30, 2017, accounts payable and accrued liabilities included related party costs of $7,479 and $4,605, respectively.

11.	DIRECTOR CHANGES

At the 2017 Annual General Meeting of shareholders in Vancouver, B.C. on May 24, 2017, the shareholders fixed the size of the board at eight with the addition of Mr. Victor Flores and Mr. Thomas Irwin.

12.	SUBSEQUENT EVENTS

In accordance with the Company’s DSU Plan, on October 23, 2017 the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 129,687 DSUs with a grant date fair value of CAD 0.64 per grant, or an aggregate of CAD 497,998. The DSUs entitle the holders to receive shares of the Company’s Common Stock without the payment of any consideration. The DSUs vested immediately upon being granted but the shares of Common Stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

In accordance with the Company’s 2006 Incentive Stock Option Plan, on October 23, 2017 the Company granted incentive stock options to Mr. Karl Hanneman in connection with his appointment as the new Chief Executive Officer of the Company. Mr. Hanneman is entitled to purchase a total of 250,000 Common Shares in the capital stock of the Company at an issue price of CAD 1.35 per share. The options will vest one-third on the grant date, one-third on February 1, 2018, and one-third on February 1, 2019. Expiry date is February 1, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. All currency amounts are stated in US dollars unless noted otherwise.

Current Business Activities

General

During the nine months ended September 30, 2017 and to the date of this Quarterly Report on Form 10-Q, the Company progressed on a number of opportunities with the potential for optimization and reducing the costs of building and operating a mine at the Project (defined below).

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

During the first quarter of 2017, it was determined that the calculation of All-In Sustaining Costs for the Livengood Project (“AISC”), as contained in Table 22-2 on page 22-7 of the October Report, was incorrect as it included, contrary to World Gold Council guidance, both initial capital costs and mining and income taxes in the AISC calculation. The Company issued a news release on March 8, 2017 advising that as a result of the restatement, the AISC for the Livengood Gold Project (the “Project”) located near Fairbanks, Alaska, is projected to be $976/oz. Subsequently, on April 10, 2017, the Company filed an updated technical report on SEDAR entitled “NI 43-101 Technical Report Pre-feasibility Study of the Livengood Gold Project, Livengood, Alaska, USA” dated March 8, 2017 and signed April 10, 2017 (“April Report”) reflecting the following changes:

1.	The AISC calculation has been corrected to be in accordance with World Gold Council guidance, and a corrected Table 22-2 has been included. The corrected AISC number has also been included in Table 1-11 on page 1-25. Where appropriate, text changes have been made to reflect the correct numbers now shown in the tables.

2.	On January 12, 2017, the Company paid USD $14.7 million for the timely and full satisfaction of the final derivative payment due with respect to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Project and the Company is now in full ownership and has no further liability with respect to this acquisition. The disclosure regarding the Livengood Property Description and Location in section 4.1.7, pages 4-5 and 4-6, has been updated accordingly.

Management Changes

On January 26, 2017, the ITH Board approved a management transition plan, which was implemented on January 31, 2017, in which Karl Hanneman, previously the Chief Operating Officer (COO), became the Chief Executive Officer (CEO), managing both the CEO and COO responsibilities, and Thomas Irwin, the previous CEO, transitioned into a part-time position of Senior Advisor prior to his being considered for nomination to the Board at the Company’s May 2017 Annual General Meeting (AGM). On May 24, 2017, the shareholders elected Mr. Irwin as a director of the Company Board.

Director Changes

At the 2017 Annual General Meeting of shareholders in Vancouver, B.C. on May 24, 2017, the shareholders fixed the size of the board at eight with the addition of Mr. Victor Flores and Mr. Thomas Irwin.

Issuance of Common Shares

In January 2017, the Compensation Committee approved, and the Board voted to award to Mr. Irwin, subject to shareholder and regulatory approval, a one-time payment of $175,000, to be settled in Common Shares, in recognition of the exemplary efforts of Mr. Irwin on behalf of the Company during his tenure as CEO. Based on the USD-CAD exchange rate (USD 1.00 = CAD 1.3030), and the 5-day volume weighted average price of the Common Shares on the TSX (CAD 0.859), both as at January 31, 2017, the number of Common Shares to be issued to Mr. Irwin was 265,454 (less the number of Common Shares equivalent to any amounts required to be withheld under statutory withholding requirements). Mr. Irwin also received a monthly payment of $5,000 in his position as Senior Advisor. The shareholders approved the proposed issuance of Common Shares to Mr. Irwin on May 24, 2017. See “Other – Related Party Transactions” below for more information.

Issuance of Options

In accordance with the Company’s 2006 Incentive Stock Option Plan, on October 23, 2017 the Company granted incentive stock options to Mr. Karl Hanneman in connection with his appointment as the new Chief Executive Officer of the Company. Mr. Hanneman is entitled to purchase a total of 250,000 Common Shares in the capital stock of the Company at an issue price of CAD 1.35 per share. The options will vest as to one-third on the grant date, one-third on February 1, 2018, and one-third on February 1, 2019. Expiry date is February 1, 2025.

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

As at September 30, 2017, the maximum aggregate number of Common Shares that could be issued under the DSU Plan and the 2006 Plan was 16,239,299, representing 10% of the number of issued and outstanding Common Shares on that date (on a non-diluted basis). As at September 30, 2017, the Company had stock options to potentially acquire 4,290,000 Common Shares outstanding under the 2006 Plan (representing approximately 2.64% of the outstanding Common Shares), leaving up to 11,949,299 Common Shares available for future grants under the DSU Plan and under the 2006 Plan (combined) based on the number of outstanding Common Shares as at that date on a non-diluted basis (representing an aggregate of approximately 7.36% of the outstanding Common Shares).

In accordance with the Company’s DSU Plan, on October 23, 2017 the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 129,687 DSUs with a grant date fair value of CAD 0.64 per grant, or an aggregate of CAD 497,998. The DSUs entitle the holders to receive shares of the Company’s Common Stock without the payment of any consideration. The DSUs vested immediately upon being granted but the shares of Common Stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

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

The Company has sufficient funds to complete the test programs and engineering work underway.

Results of Operations

Summary of Quarterly Results

Description	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Net loss	$(1,745,513)	$(1,627,646)	$(1,677,977)	$(1,109,733)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Net loss	$(1,524,589)	$(2,068,850)	$(2,487,456)	$(1,119,972)
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.01)

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

The Company incurred a net loss of $1,745,513 for the three month period ended September 30, 2017, compared to a net loss of $1,524,589 for the three month period ended September 30, 2016.

Mineral property expenditures increased $339,783 to $867,900 for the three months ended September 30, 2017 from $528,117 for the three months ended September 30, 2016 due to the differences in the scope of technical work completed during the periods.

Consulting fees were $70,614 for the three month period ended September 30, 2017 compared to $63,973 for the three month period ended September 30, 2016. The increase of $6,641 is due primarily to one additional compensated director.

Investor relations expenditures were $9,504 for the three month period ended September 30, 2017, compared to $27,119 for the three month period ended September 30, 2016. The decrease of $17,615 is due primarily to reduced contractor services and lower rates negotiated by the Company for newswire services.

Travel expenditures decreased $15,142 to $27,560 for the three month period ended September 30, 2017 compared to $42,702 for the three month period ended September 30, 2016. The decrease is due primarily to the Company’s use of teleconferencing to reduce travel costs.

Excluding share-based payment charges of $Nil and $11,757 respectively, wages and benefits for the three months ended September 30, 2017 decreased $119,720 to $406,395 from $526,115 for the three months ended September 30, 2016 primarily due to staff reductions.

Share-based payment charges

Share-based payment charges for the three month periods ended September 30, 2017 and 2016 were allocated as follows:

Expense category:	September 30, 2017	September 30, 2016
Consulting	$-	$3,467
Investor relations	-	1,069
Wages and benefits	-	11,757
	$-	$16,293

Share-based payment charges were $Nil during the three months ended September 30, 2017 compared to $16,293 during the three months ended September 30, 2016. The decrease of $16,293 in share-based payment charges during the period was mainly the result of options granted becoming fully expensed.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a loss of $128,310 during the three month period ended September 30, 2017 compared to a loss of $91,386 during the three month period ended September 30, 2016. On January 12, 2017, the Company paid the final derivative payment due so there was no total other gain or loss for the three month period ended September 30, 2017 compared to the unrealized loss on the revaluation of the derivative liability of $100,000 caused by the increase in the price per ounce of gold during the three month period ended September 30, 2016. The Company had a foreign exchange loss of $133,815 during the three month period ended September 30, 2017 compared to a loss of $3,020 during the three month period ended September 30, 2016 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the three month period ended September 30, 2017 was C$1 to US$0.7984 compared to C$1 to US$0.7663 for the three month period ended September 30, 2016.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

The Company incurred a net loss of $5,051,136 for the nine month period ended September 30, 2017, compared to a net loss of $6,080,895 for the nine month period ended September 30, 2016.

Mineral property expenditures decreased $256,879 to $2,247,405 for the nine months ended September 30, 2017 from $2,504,284 for the nine months ended September 30, 2016 due to the differences in the scope of technical work completed during the periods.

Consulting fees were $217,389 for the nine month period ended September 30, 2017 compared to $200,660 for the nine month period ended September 30, 2016. The increase of $16,729 is due primarily to increased media support services and one additional compensated director.

Professional fees were $173,345 for the nine month period ended September 30, 2017, compared to $155,007 for the nine month period ended September 30, 2016. The increase of $18,338 is due primarily to increased legal fees related to further work in connection with property matters and the DSU Plan.

Regulatory costs were $130,659 for the nine months ended September 30, 2017 compared to $108,281 for the nine months ended September 30, 2016. The increase of $22,378 is primarily due to increased SEDAR filing fees and higher market listing fees as a result of the Company’s increased market capitalization.

Excluding share-based payment charges of $9,322 and $65,410, respectively, wages and benefits for the nine months ended September 30, 2017 decreased $131,568 to $1,433,057 from $1,564,625 for the nine months ended September 30, 2016 primarily due to staff reductions partially offset by the previous CEO stock issuance and severance for one staff reduction.

Share-based payment charges

Share-based payment charges for the nine month periods ended September 30, 2017 and 2016 were allocated as follows:

Expense category:	September 30, 2017	September 30, 2016
Consulting	$2,957	$21,621
Investor relations	848	5,556
Wages and benefits	9,322	65,410
	$13,127	$92,587

Share-based payment charges were $13,127 during the nine months ended September 30, 2017 compared to $92,587 during the nine months ended September 30, 2016. The decrease of $79,460 in share-based payment charges during the period was mainly the result of options granted becoming fully expensed.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a loss of $332,255 during the nine month period ended September 30, 2017 compared to a loss of $969,655 during the nine month period ended September 30, 2016. On January 12, 2017, the Company paid the final derivative payment due so there was no total other gain or loss for the nine month period ended September 30, 2017 compared to the unrealized loss on the revaluation of the derivative liability of $900,000 caused by the increase in the price per ounce of gold during the nine month period ended September 30, 2016. The Company had a foreign exchange loss of $377,940 during the nine month period ended September 30, 2017 compared to a loss of $124,784 during the nine month period ended September 30, 2016 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the nine month period ended September 30, 2017 was C$1 to US$0.7657 compared to C$1 to US$0.7565 for the nine month period ended September 30, 2016.

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

As at September 30, 2017, the Company had cash and cash equivalents of $3,435,287 compared to $22,466,493 at December 31, 2016. The decrease of approximately $19.0 million during the nine month period ended September 30, 2017 resulted mainly from financing activities of approximately $14.7 million, expenditures on the Livengood Gold Project of approximately $4.7 million, and a negative foreign currency translation impact of approximately $0.4 million.

Financing activities during the nine month period ended September 30, 2017 included payment of the final derivative payment of approximately $14.7 million. Share issuance costs included $45,000 related to a non-brokered private placement of Common Shares in December 2014 and $147 related to the share issuance to the previous CEO. The Company had no cash flows from financing activities during the nine month period ended September 30, 2016.

The Company had no cash flows from investing activities during the nine month periods ended September 30, 2017 and 2016.

As at September 30, 2017, the Company had working capital of $3,009,519 compared to working capital of $7,588,867 at December 31, 2016. The Company expects that it will operate at a loss for the foreseeable future, but believes the current working capital will be sufficient for it to complete its anticipated 2017 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2018 fiscal year. To advance the Livengood Gold Project towards permitting and development, the Company anticipates maintaining certain essential development activities for the fiscal year ending December 31, 2017. These essential activities include maintaining environmental baseline data that in its absence could materially delay future permitting of the Livengood Gold Project.

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

Contractual Obligations and Commitments

The following table discloses, as of September 30, 2017, the Company’s contractual obligations including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2017	2018	2019	2020	2021	2022 and beyond	Total
Mineral Property Leases(1)	$-	$424,668	$429,688	$434,783	$439,955	$445,204	$2,174,298
Mining Claim Government Fees	76,950	114,925	114,925	114,925	114,925	114,925	651,575
Total	$76,950	$539,593	$544,613	$549,708	$554,880	$560,129	$2,825,873

(1)	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

In December 2016, the Company closed a non-brokered private placement financing through the issuance of 32,429,842 shares to Paulson & Co. Inc., 9,041,554 shares to Tocqueville Asset Management, L.P., and 4,361,938 shares to AngloGold Ashanti (U.S.A.) Exploration Inc. at a price of $0.48 per share. As at December 31, 2016, Paulson, Tocqueville, and AngloGold beneficially own approximately 34.2%, 19.4%, and 9.5% respectively of the Company's 162,186,972 common shares.

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

Upon his transition to Senior Advisor on January 31, 2017, the Compensation Committee approved, and the Board voted to award to Mr. Irwin, subject to shareholder and regulatory approval, a one-time payment of $175,000, to be settled in Common Shares, in recognition of the exemplary efforts of Mr. Irwin on behalf of the Company during his tenure as CEO. Based on the USD-CAD exchange rate (USD 1.00 = CAD 1.3030), and the 5-day volume weighted average price of the Common Shares on the TSX (CAD 0.859), both as at January 31, 2017, the number of Common Shares to be issued to Mr. Irwin was 265,454 (less the number of Common Shares equivalent to any amounts required to be withheld under statutory withholding requirements). The 265,454 Common Shares represented 0.16% of the currently outstanding Common Shares as at January 31, 2017. Mr. Irwin also received a monthly payment of $5,000 in his position as Senior Advisor.

Because the issuance to Mr. Irwin was (a) a security-based compensation arrangement, (b) to an insider and (c) not pursuant to a security based compensation arrangement previously approved by the shareholders of the Company, the TSX and the NYSE-MKT both required that such issuance be subject to shareholder approval. At the Company’s 2017 Annual General Meeting of Shareholders held in Vancouver, B.C. on May 24, 2017, the shareholders approved the proposed issuance of Common Shares to Mr. Irwin as a one-time payment associated with his transition to Senior Advisor.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2017, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As at September 30, 2017, the Company had cash and cash equivalents of $3,435,287 compared to $22,466,493 at December 31, 2016. The Company has no revenue generating operations from which it can internally generate funds. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment due with respect to the acquisition of certain mining claims and related rights in the vicinity of the Livengood Gold Project.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended September 30, 2017, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2017

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 6, 2017