Form 10-K
period 2017-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2018-03-16
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300-1177 West Hastings Street,
Vancouver, British Columbia, Canada	V6E 2K3
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Shares, no par value	NYSE American

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the last sale price on the NYSE American of the registrant’s Common Shares on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) of $0.48 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $35.6 million.

As of March 9, 2018, the registrant had 162,392,996 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into this report.

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

Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations if such disclosure includes the grade or quality and the quantity for each category of mineral resource and mineral reserve; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures. Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

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

GLOSSARY OF TERMS

The following is a glossary of certain terms that may be used in this report.

“alteration”	Changes in the chemical or mineralogical composition of a rock, generally produced by weathering or hydrothermal solutions
“anomalous”	Departing from the expected or normal
“April 2017 Report”	The technical report entitled “Canadian National Instrument 43-101 Technical Report Pre-feasibility Study on the Livengood Gold Project, Livengood, Alaska, USA” dated April 10, 2017 and prepared by certain Qualified Persons under NI 43-101, as filed under the Company’s profile on SEDAR
“As”	Arsenic
“Au”	Gold
“basalt”	A dark coloured igneous rock, commonly extrusive – the fine grained equivalent of gabbro
“biotite”	A common rock forming mineral of the mica group
“Board”	The Board of Directors of ITH
“chert”	A hard, dense microcrystalline or cryptocrystalline sedimentary rock, consisting chiefly of interlocking crystals of quartz less than about 30 microns in diameter
“CIL”	Carbon in Leach
“clastic”	Pertaining to a rock or sediment composed principally of fragments derived from pre-existing rocks or minerals and transported some distance from their places of origin; also said of the texture of such a rock
“chip sample”	A series of small pieces of ore or rock taken at regular intervals across a vein or exposure
“cm”	Centimeters
“common shares”	The common shares without par value in the capital of ITH as the same are constituted on the date hereof
“conglomerate”	A coarse grained clastic sedimentary rock, composed of rounded to sub-angular fragments larger than 2mm in diameter set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica or hardened clay
“Corvus”	Corvus Gold Inc., a company subsisting under the laws of British Columbia which was spun off from the Company in August, 2010
“cutoff grade”	The lowest grade of mineralized material that qualifies as ore in a given deposit, that is, material of the lowest assay value that is included in a resource/reserve estimate
“deformation”	A general term for the processes of folding, faulting, shearing, compression, or extension of rocks as a result of various earth forces
“deposit”	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical and economic factors are resolved
“diamond drill”	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock which is recovered in long cylindrical sections, an inch or more in diameter
“dip”	The angle that a stratum or any planar feature makes with the horizontal, measured perpendicular to the strike and in the vertical plane
“dike”	A tabular body of igneous rock that cuts across the structure of adjacent rocks or cuts massive rocks
“director”	A member of the Board of Directors of ITH
“disseminated”	Fine particles of mineral dispersed throughout the enclosing rock

“epigenetic”	Of or relating to a mineral deposit of origin later than that of the enclosing rocks
“g/t”	Grams per metric tonne
“gabbro”	A group of dark coloured, basic intrusive igneous rocks – the approximate intrusive equivalent of basalt
“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“heap leaching”	A method of recovering minerals from ore whereby crushed rock is stacked on a non-porous liner and an appropriate chemical solution is sprayed on the top of the pile (the “heap”) and allowed to percolate down through the crushed rock, dissolving the desired minerals(s) as it does so. The chemical solution is then collected from the base of the heap and is treated to remove the dissolved mineral(s)
“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“ITH”	International Tower Hill Mines Ltd., a company existing under the laws of British Columbia
“intrusion”	The process of the emplacement of magma in pre-existing rock, magmatic activity. Also, the igneous rock mass so formed
“intrusive”	Of or pertaining to intrusion, both the process and the rock so formed
“km”	Kilometers
“lode”	A vein of metal ore in the earth.
“m”	Meters
“mm”	Millimeters
“mafic”	Said of an igneous rock composed chiefly of dark, ferromagnesian minerals, also, said of those minerals
“magma”	Naturally occurring molten rock material, generated within the earth and capable of intrusion and extrusion, from which igneous rocks have been derived through solidification and related processes
“magmatic”	Of, or pertaining to, or derived from, magma
“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
“mineral reserve”	The economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of “modifying factors” (which are defined in NI 43-101 as considerations used to convert mineral resources to mineral reserves. These include, but are not restricted to, mining processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors). Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. It is important that, in all situations where the reference point is different, such as for a saleable product, a clarifying statement is included to ensure that the reader is fully informed as to what is being reported. The public disclosure of a mineral reserve must be demonstrated by a pre-feasibility study or feasibility study.
“mineral resource”	A concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.

“mineralization”	The concentration of metals and their chemical compounds within a body of rock
“NI 43-101”	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
“NSR”	Net smelter return
“NYSE American”	NYSE American (formerly, NYSE MKT and the American Stock Exchange)
“ophiolite”	An assemblage of mafic and ultramafic igneous rocks ranging from spilite and basalt to gabbro and peridotite, and always derived from them by later metamorphism, whose origin is associated with an early phase of the development of a geosyncline
“RC”	A method of drilling whereby rock cuttings generated by the drill bit are flushed up from the bit face to the surface through the drill rods by air or drilling fluids for collection and analysis
“Sb”	Antimony
“sedimentary”	Pertaining to or containing sediment (typically, solid fragmental material transported and deposited by wind, water or ice that forms in layers in loose unconsolidated form), or formed by its deposition
“sill”	A tabular igneous intrusion that parallels the planar structure of the surrounding rock
“strike”	The direction taken by a structural surface
“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“tectonic”	Pertaining to the forces involved in, or the resulting structures of, tectonics
“tectonics”	A branch of geology dealing with the broad architecture of the outer part of the earth, that is, the major structural or deformational features and their relations, origin and historical evolution
“TSX”	Toronto Stock Exchange
“ultramafic”	Said of an igneous rock composed chiefly of mafic minerals
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheet-like form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
“volcaniclastic”	Pertaining to a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment

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

PART I

ITEM 1. BUSINESS

Overview

ITH is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company is in the process of optimizing the Livengood Gold Project as discussed below. The Company has not yet begun preparation for the extraction of mineralization from the deposit or reached commercial production. The Company controls 100% of the Livengood Gold Project, which has a current (as at August 26, 2016) mineral resource of 497 million measured tonnes at an average grade of 0.68 g/tonne (10.84 million ounces), 28 million indicated tonnes at an average grade of 0.69 g/tonne (0.62 million ounces) and 53 million inferred tonnes at an average grade of 0.66 g/tonne (1.1 million ounces). In 2017 the Company issued the results of a pre-feasibility study that was summarized in the April 2017 Report which converted a portion of the mineral resources at the Project into proven reserves of 378 million tonnes at an average grade of 0.71 g/tonne (8.62 million ounces) and probable reserves of 14 million tonnes at an average grade of 0.72 g/tonne (353,000 ounces) based on a gold price of $1,250 per ounce. All work presently planned by the Company is directed at maintaining necessary environmental baseline activities at the Livengood Gold Project and focusing efforts on Project optimization opportunities, including those identified in the April 2017 Report. A more complete description of the Livengood Gold Project and the current activities is set forth in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

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

The head office and principal executive address of ITH is located at Suite 2300 – 1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3, and its registered and records office is located at 1300 – 777 Dunsmuir Street, Vancouver, British Columbia, Canada  V7Y 1K2.

2017

Livengood Gold Project Developments

During the year ended December 31, 2017 and to the date of this Annual Report on Form 10-K, the Company progressed on a number of opportunities with the potential for optimization and reducing the costs of building and operating a mine at the Project. Outside consultants were retained to conduct additional metallurgical tests and engineering, including confirmation of the flow sheet and optimizing the operating costs. These inputs were used to evaluate several scenarios, ultimately selecting a project that would process 52,600 tons per day and produce 6.8 million ounces of gold over 23 years. This improved configuration would reduce the capital costs (“CAPEX”) by 34% or $950 million to $1.84 billion, the process operating cost (“process OPEX”) by 28% or $2.97 per ton to $7.48 per ton, and the all-in costs to $1,247 per ounce, all as compared to the 100,000 tons per day project evaluated in the September 2013 Feasibility Study.

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

During the first quarter of 2017, it was determined that the calculation of All-In Sustaining Costs for the Livengood Project (“AISC”), as contained in Table 22-2 on page 22-7 of the October Report, was incorrect as it included, contrary to World Gold Council guidance, both initial capital costs and mining and income taxes in the AISC calculation. The Company issued a news release on March 8, 2017 advising that as a result of the restatement, the AISC for the Livengood Gold Project located near Fairbanks, Alaska, is projected to be $976/oz. Subsequently, on April 10, 2017, the Company filed an updated technical report on SEDAR entitled “NI 43-101 Technical Report Pre-feasibility Study of the Livengood Gold Project, Livengood, Alaska, USA” dated March 8, 2017 and signed April 10, 2017 (“April Report”) reflecting the following changes:

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

Director Changes

At the 2017 Annual General Meeting of shareholders in Vancouver, B.C. on May 24, 2017, the shareholders fixed the size of the board at eight with the addition of Mr. Victor Flores and Mr. Thomas Irwin. On November 6, 2017, General Mark Hamilton resigned as director to pursue other opportunities. The Board appointed Stuart Harshaw to the Board effective April 1, 2018, to fill the vacancy that resulted from General Hamilton’s resignation.

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

In connection with the Company’s $22.0 million private placement completed on December 28, 2016, the TSX commenced a de-listing review with respect to the Company. On April 7, 2017, the TSX issued a bulletin confirming that it had completed its review and that the Company continued to meet its listing requirements.

2018

Financing

On March 13, 2018, the Company completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million. The Company intends to use the funds for continuation of optimization studies to further improve and de-risk the Project, required environmental baseline studies, and for general working capital purposes.

Outlook

On March 12, 2018 the Board approved a 2018 budget of $5.1 million. The work program incorporated in this budget will build upon the metallurgical studies undertaken in 2017 to continue to define and refine the project flowsheet. Using the improved mineralization and alteration models now available for the Livengood gold deposit arising from the work completed in 2017, 4000 kg of metallurgical composites have been selected and shipped to SGS Vancouver. These samples will be processed in 2018 to determine whether different recovery parameters should be applied to different areas of the orebody. The engineering firm of BBA Inc. (BBA) will be retained to continue to guide the metallurgical program. Work is also planned to advance the environmental baseline efforts needed to support future permitting.

On March 12, 2018, the Board also approved recommendations by management to further reduce corporate overhead costs, including a reduction in CEO salary by 50% (reflecting an approximate 50% reduction in the amount of time he will spend working on the Project), a reduction in board cash compensation and expense, and staff reductions as appropriate as critical work is completed. Depending upon the level of technical work or permitting efforts underway in future years, these cost savings should bring total project G&A costs into the range of $2.5 million per year.

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

	December 31, 2017	December 31, 2016	December 31, 2015
Canada:	$8,501	$8,944	$9,563
United States:	55,216,334	55,219,897	55,224,561
Total:	$55,224,835	$55,228,841	$55,234,124

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

Employees

At December 31, 2017, the Company had 7 full-time employees. The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering and corporate governance.

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

Risks Related to Our Business

Our success depends on the development and operation of the Livengood Gold Project, which is our only project and which, as contemplated in the April 2017 Report, is not commercially viable at current gold prices.

Our only property at this time is our Livengood Gold Project, which is in the exploration stage. We have issued the April 2017 Report on the Livengood Gold Project which indicates that the Project generates a minimal positive return at a gold price of $1,250 per ounce. The price of gold is $1,321 per ounce as of March 9, 2018, and the Project as contemplated in the April 2017 Report is not commercially viable at current gold prices. While management is exploring opportunities identified in the April 2017 Report, for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful, that any of the optimization opportunities or cost savings will in fact be realized or that the price of gold will increase sufficiently to warrant a decision to develop the Project. If the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose most or all of their investment in our common shares.

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

We have incurred losses and have had no revenue from operations since inception, and we expect to continue to incur losses in the future. We have not commenced commercial production on the Livengood Gold Project and we have no other mineral properties. We have no revenues from operations, and we anticipate we will have no operating revenues and will continue to incur operating losses until such time, if ever, as we place the Livengood Gold Project into production and such project generates sufficient revenues to fund continuing operations. The Project is currently in the exploration stage and, as contemplated in the April 2017 Report, is not commercially viable at current gold prices. Our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at the Livengood Gold Project.

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

We are considered an exploration stage company and will continue to be such until we identify commercially viable reserves on our properties and develop our properties. We have no producing properties and have never generated any revenue from our operations. We have issued the April 2017 Report using a gold price of $1,250 per ounce. Based on the April 2017 Report, the Project generates a minimal positive return; however, the Project is not commercially viable at current gold prices. The majority of exploration projects do not result in the discovery of commercially mineable deposits of ore. Further exploration and substantial expenditures are required to establish ore reserves through drilling and metallurgical and other testing techniques, determine metal content and metallurgical recovery processes to extract metal from the ore, and construct, renovate or expand mining and processing facilities. No assurance can be given that any level of recovery of ore reserves will be realized or that any identified mineral deposit will ever qualify as a commercial mineable ore body which can be legally and economically exploited. If we are not able to identify commercially viable mineral deposits or profitably extract minerals from such deposits, our business would be materially adversely affected and our shareholders could lose all or a substantial portion of their investment.

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

Further, “inferred mineral resources” have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. Disclosure of “contained ounces” is permitted disclosure under Canadian regulations if such disclosure includes the grade or quality and the quantity for each category of mineral resource and mineral reserve; however, the SEC only permits issuers to report “resources” as in place, tonnage and grade without reference to unit measures.

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

	High	Low	Average
2013	$1,694	$1,192	$1,410
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,159
2016	$1,366	$1,077	$1,250
2017	$1,346	$1,151	$1,257
January 1, 2018 to March 9, 2018	$1,355	$1,308	$1,330

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. It may be anticipated that any quoted market for our common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2017, the price of our common shares on the Toronto Stock Exchange ranged from a low of C$0.38 to a high of C$0.98, and on the NYSE American ranged from a low of $0.31 to a high of $0.74. From January 1, 2018 to March 9, 2018, the price of our common shares on the TSX ranged from a low of C$0.51 to a high of C$0.68, and on the NYSE American ranged from a low of $0.41 to a high of $0.54. There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, our shareholders may be unable to resell their shares at a desired price.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the British Columbia Securities Commission, the SEC, the TSX, the NYSE American, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance more difficult and uncertain. For example, on July 21, 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) with increased disclosure obligations for public companies and mining companies in the United States. Our efforts to comply with the Dodd-Frank Act and other new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from operating activities to compliance activities.

We believe that we likely were a passive foreign investment company (“PFIC”) during the fiscal year ended December 31, 2017, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2017, and we expect that we will be a PFIC in the current year and that we may continue to be classified as a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If ITH is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

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

The Company is in the process of optimizing the Livengood Gold Project and does not mine, produce or sell any mineral products at this time. The Company controls 100% of the Livengood Gold Project, which has a current (as at August 26, 2016) mineral resource of 497 million measured tonnes at an average grade of 0.68 g/tonne (10.84 million ounces), 28 million indicated tonnes at an average grade of 0.69 g/tonne (0.62 million ounces) and 53 million inferred tonnes at an average grade of 0.66 g/tonne (1.1 million ounces). In 2017 the Company issued the results of a pre-feasibility study that was summarized in the April 2017 Report which converted a portion of the mineral resources at the Project into proven reserves of 378 million tonnes at an average grade of 0.71 g/tonne (8.62 million ounces) and probable reserves of 14 million tonnes at an average grade of 0.72 g/tonne (353,000 ounces) based on a gold price of $1,250 per ounce. All work presently planned by the Company is directed at maintaining necessary environmental baseline activities at the Livengood Gold Project and focusing efforts on Project optimization opportunities, including those identified in the April 2017 Report.

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

The nearest community to Livengood Gold Project is the village of Minto, a town with a population of approximately 204 located approximately 65 km (40 miles) southwest by road. The Fairbanks metropolitan area has a population of approximately 100,000 people, and comprises the regional center with hospitals, government offices, businesses and the University of Alaska, Fairbanks. The city is linked to southern Alaska along a north-south transportation and utility corridor that includes two paved highways, a railroad to tide water, an interlinked electrical grid, and communications infrastructure. Fairbanks has an international airport serviced daily by up to three major airlines.

In preliminary, nonbinding discussions, the local utility in Fairbanks (Golden Valley Electrical Association) has indicated that 80-100 Megawatts of power could be available to the Livengood Gold Project. Livengood would be connected to the local grid by building an 82 km (50 miles) 230-kVA line along the pipeline corridor. Environmental baseline studies required for the electrical line construction started in 2011.

The April 2017 Report developed site layout plans for the infrastructure required at the Livengood Gold Project. This included evaluating mine shops; process, water and tailing management facilities; power; access roads; administration offices; and camp facilities.

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

100% owned patented mining claims

•	U.S. Mineral Survey 2447, located on lower Livengood Creek, subject to the December 2011 land purchase agreement described below and further subject to an agreement to allow Larry Nelson, as agent for Nelson Mining Company, to operate a placer mine on MS 2447 through February 2, 2020.

•	U.S. Mineral Survey 1956, located on lower Gertrude Creek, subject to a reserved royalty of 5% of gross value held by Key Trust Company on behalf of the Luther Hess Trust, and further subject to an agreement that allowed Samuel Eaves and Patricia Eaves to operate a placer mine on MS 1956 through June 1, 2017.

•	With respect to portions of U.S. Mineral Survey 1626, located on lower Amy Creek:

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

100% owned Livengood Placers, Inc., a private Nevada corporation that is 100% owned by TH Alaska. Livengood Placers, Inc. is the record owner of the following:

•	29 patented claims, subject to the December 2011 land purchase agreement described below.

•	108 federal unpatented placer claims, subject to the December 2011 land purchase agreement described below.

•	24 State of Alaska mining claims, subject to the December 2011 land purchase agreement described below.

Leased property

•	Alaska Mental Health Trust Lease. A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2017, there were 9,970 acres included in the AMHT lease.

•	Hudson/Geraghty Lease. A lease of 20 federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000.

•	Griffin Lease. A lease of three patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.

•	Tucker Lease. A lease of two unpatented federal lode mining claims and four federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.

Patented claims (undivided interests less than 100%)

•	An undivided 5/6th interest in that certain patented placer mining claim known as the “Kinney Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 5/9th interest in that certain patented placer mining claim known as the “Union Bench Association” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 1/6th interest in that certain patented placer mining claim known as the “Bessie Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 1/3rd interest in those certain patented placer mining claims known as the “War Association” claim; the “Mutual Association” claim; and the “O.K. Fraction” claim, all included within U.S. Mineral Survey No. 2033 on lower Amy Creek.

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment of $35/claim to be paid to the state (by November 30th of each year), for the first five years, $70 per year for the second five years, and $170 per year thereafter. These rental rates are multiplied by 4 for each 160 acre claim. As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year. In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year. Excess work can be carried forward for up to four years. If the rental is paid and the work requirements are met, the claims can be held indefinitely. The work completed by the Company during the 2017 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2020 on all State of Alaska mining claims.

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

The subject ground was previously vacant or was used for placer gold mining. No placer mineral reserves or mineral resources have been established on the ground subject to this agreement. However, records exist for 2,370 placer drill holes that have been completed on the subject ground between 1933 and 2011. Of these, the 945 holes completed between 1933 and 1984 were primarily 6” churn drill holes. The 1,425 drill holes completed between 1984 and 2000 were 8” reverse circulation (RC) rotary drill holes utilizing a center return tri-cone bit. All lands controlled by the Company, including the lands acquired pursuant to this agreement, were evaluated as appropriate for integration into the April 2017 Report for the Livengood Gold Project.

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

The most recent round of exploration of the Money Knob area began when AngloGold acquired the property in 2003 and undertook an 8-hole RC program on the Hudson-Geraghty lease. The results from this program were encouraging and were followed up with an expanded soil geochemical survey which identified gold-anomalous zones over Money Knob and to the east. Based on the results of this and prior (Cambior) soil surveys, 4 diamond core holes were drilled in late 2004. Results from these two AngloGold drill programs were deemed favorable but no further work was executed due to financial constraints and a shift in corporate strategy.

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

In May 2012, the Company commenced an 18-hole program of condemnation drilling to either sterilize or establish the presence of significant mineralization in the area surrounding the Money Knob deposit. The purpose of the condemnation drilling program was to determine appropriate areas for infrastructure development. Additionally, four of these holes are also being used for hydrological studies. The program was completed in July 2012 with 3,065m in 19 holes.

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

The Company did not complete any material exploration at the Project in 2014, 2015, 2016 and 2017.

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

Data entry and database validation procedures have been checked and found to conform to industry practices. Procedures are in place to minimize data entry errors. These include pre-numbered, pre-tagged, bar-coded bags, and bar-coded data entry methods which relate all information to sample and drill interval information. Likewise, data validation checks are run on all information used in the geologic modeling and resource estimation process. Database entries for a random sample (10%) of drill holes used for the resource estimate were checked against the original assay certificates by one of the independent authors of the April 2017 Report and the error rate was found to be within acceptable limits.

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

April 2017 Report

In April 2017, the Company filed the April 2017 Report with respect to the Livengood Gold Project, which indicates that the Project generates a minimal positive return at a gold price of $1,250 per ounce. At the current gold price, the Project as contemplated in the April 2017 Report is not commercially viable. Readers are encouraged to review the entire April 2017 Report on SEDAR, with particular emphasis on the sensitivity analyses contained therein. Readers are cautioned that the NI 43-101 reports filed on SEDAR by the Company in September of 2013 and October of 2016 are no longer considered current and should therefore no longer be relied upon by investors.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended December 31, 2017, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE American under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “IW9”. The following table sets forth the highest and lowest intraday sales prices for the common share as reported by the TSX and NYSE American for the periods indicated:

	Toronto Stock Exchange		NYSE MKT
Year ended December 31, 2017	C$ High	C$ Low	$ High	$ Low
Fourth Quarter	$0.66	$0.38	$0.53	$0.31
Third Quarter	$0.80	$0.57	$0.65	$0.45
Second Quarter	$0.76	$0.62	$0.57	$0.46
First Quarter	$0.98	$0.63	$0.74	$0.49

Year ended December 31, 2016	C$ High	C$ Low	$ High	$ Low
Fourth Quarter	$1.12	$0.57	$0.86	$0.44
Third Quarter	$1.76	$1.01	$1.35	$0.77
Second Quarter	$1.15	$0.39	$0.88	$0.31
First Quarter	$0.46	$0.27	$0.33	$0.19

As at March 9, 2018, there were 162,392,996 common shares issued and outstanding, and the Company had approximately 100 shareholders of record. On March 9, 2018, the closing price of the common shares as reported by the TSX and NYSE American was C$0.60 and $0.47, respectively.

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

Common shares of the Company generally will not be “taxable Canadian property” to a holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a designated stock exchange (which currently includes the TSX and NYSE American), unless at any time during the 60-month period that ends at that time: (a) one or any combination of (i) such holder, (ii) persons not dealing at arm’s length with such holder and (iii) partnerships in which such holder or a person described in (ii) holds a membership interest directly or indirectly through one or more partnerships, owned 25% or more of the issued shares of any class or series of the capital stock of the Company; and (b) more than 50% of the fair market value of the common shares disposed of was derived directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Tax Act), “timber resource properties” (as defined in the Tax Act), and options in respect of, or interests in, or civil law rights in, any such properties (whether or not such property exists). In certain circumstances set out in the Tax Act, the common shares may be deemed to be “taxable Canadian property”.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The following is a discussion of certain material U.S. federal income tax consequences to U.S. Holders (as defined below) of acquiring, owning, and disposing of our common shares. This discussion does not purport to be a comprehensive description of all of the U.S. tax considerations that may be relevant to a particular investor’s decision to acquire the common shares, including any state, local or non-U.S. tax consequences of acquiring, owning, and disposing of common shares. This discussion applies only to those U.S. Holders that hold common shares as capital assets for U.S. tax purposes (generally, for investment and not in connection with the carrying on of a trade or business) and does not address all aspects of U.S. federal income tax law that may be relevant to investors that are subject to special or different treatment under U.S. federal income tax law (including, for example, a holder liable for the alternative minimum tax or a holder that actually or constructively owns 10% or more by voting power or value of our common shares). This discussion is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, existing and proposed U.S. Treasury regulations, published rulings and other administrative guidance of the U.S. Internal Revenue Service (the “IRS”) and court decisions, all as in effect on the date hereof. These laws are subject to change or differing interpretation by the IRS or a court, possibly on a retroactive basis. This discussion also assumes that the Company is not, and will not become, a controlled foreign corporation (“CFC”) as defined for U.S. federal income tax purposes.

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

If a partnership (including any entity treated as a partnership for U.S. federal income tax purposes) is a beneficial owner of the common shares, the U.S. tax treatment of a partner in the partnership generally will depend on the status of the partner and the activities of the partnership. A holder of the common shares that is a partnership and partners in such a partnership should consult their own tax advisors about the U.S. federal income tax consequences of acquiring, owning, or disposing of common shares, particularly in light of recent U.S. tax reform.

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

Dividends paid on the common shares will generally be treated as foreign source income for U.S. foreign tax credit purposes. Foreign tax credits are generally subject to various classifications and other limitations. The rules relating to computing foreign tax credits are complex. U.S. Holders should consult their own tax advisors to determine the foreign tax credit implications of owning common shares.

Sale, Exchange, or Other Disposition of Common Shares

Subject to the passive foreign investment company rules discussed below, a U.S. Holder that sells or otherwise disposes of the common shares will recognize capital gain or loss for U.S. federal income tax purposes equal to the difference between (i) the U.S. dollar value of the amount realized on the sale or disposition and (ii) the tax basis, determined in U.S. dollars, of such common shares. Such gain or loss will be treated as long-term capital gain or loss if the U.S. Holder’s holding period is greater than one year at the time of sale, exchange, or other disposition. Long-term capital gains of individuals are generally subject to preferential maximum U.S. federal income tax rates. A U.S. Holder’s ability to deduct capital losses is subject to certain limitations.

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

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2017, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

A U.S. Holder that holds common shares while the Company is a PFIC may be subject to increased tax liability upon the sale, exchange, or other disposition of the common shares or upon the receipt of certain distributions, regardless of whether the Company is a PFIC in the year in which such disposition or distribution occurs. These adverse tax consequences include:

(a)	“Excess distributions” by the Company are subject to the following special rules. An excess distribution generally is the excess of the amount a PFIC distributes to a shareholder during a taxable year over 125% of the average amount it distributed to the shareholder during the three preceding taxable years or, if shorter, the part of the shareholder’s holding period before the taxable year. Distributions with respect to the common shares during the taxable year to a U.S. Holder that are excess distributions must be allocated ratably to each day of the U.S. Holder’s holding period. The amounts allocated to the current taxable year and to taxable years prior to the first year in which the Company was classified as a PFIC are included as ordinary income in a U.S. Holder’s gross income for that year. The amount allocated to each other prior taxable year is taxed as ordinary income at the highest tax rate in effect for the U.S. Holder in that prior year (without offset by any net operating loss for such year) and the tax is subject to an interest charge at the rate applicable to deficiencies in income taxes (the “special interest charge”).

(b)	The entire amount of any gain realized upon the sale or other disposition of the common shares will be treated as an excess distribution made in the year of sale or other disposition and as a consequence will be treated as ordinary income and, to the extent allocated to years prior to the year of sale or disposition, will be subject to the special interest charge described above.

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

Qualifying Electing Fund (“QEF”) Election. A U.S. Holder of stock in a PFIC, including the Company, may make a QEF election with respect to such PFIC to elect out of the tax treatment discussed above. Generally, a QEF election should be made with the filing of a U.S. Holder’s U.S. federal income tax return for the first taxable year for which both (i) the U.S. Holder holds common shares, and (ii) the Company was a PFIC. A U.S. Holder that timely makes a valid QEF election with respect to a PFIC will generally include in gross income for a taxable year (i) as ordinary income, such holder’s pro rata share of the Company’s ordinary earnings for the taxable year, and (ii) as long-term capital gain, such holder’s pro rata share of the Company’s net capital gain for the taxable year. However, the QEF election is available only if such PFIC provides such U.S. Holder with certain information regarding its earnings and profits as required under applicable U.S. Treasury regulations. There can be no assurance that the Company will provide U.S. Holders with the information required for them to make a QEF election.

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

Because our common shares are regularly traded on TSX, the NYSE American, and the Frankfurt Stock Exchange, we anticipate that our common shares will be classified as “marketable stock.” No assurances can be given, however, that our common shares are or will be marketable stock.

Form 8621 (Information Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund). If we are a PFIC for any taxable year during which a U.S. Holder holds common shares, such U.S. Holder will be required to file an annual information report with such U.S. Holder’s U.S. Federal income tax return on IRS Form 8621.

The PFIC rules are complex, and U.S. Holders should consult their own tax advisors regarding the PFIC rules and how they may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of common shares in the event the Company is a PFIC at any time during the holding period for such common shares.

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

Information Reporting and Backup Withholding

Payments made within the United States or by a U.S. payor or U.S. middleman, of dividends on, and/or proceeds arising from the sale or other taxable disposition of, common shares will generally be subject to information reporting and backup withholding tax (currently at a 24% rate) if a U.S. Holder (a) fails to furnish such U.S. Holder’s correct U.S. taxpayer identification number (generally on Form W-9), (b) furnishes an incorrect U.S. taxpayer identification number, (c) is notified by the IRS that such U.S. Holder has previously failed to properly report items subject to backup withholding tax, or (d) fails to certify, under penalty of perjury, that such U.S. Holder has furnished its correct U.S. taxpayer identification number and that the IRS has not notified such U.S. Holder that it is subject to backup withholding tax.

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

Description	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net loss – continuing operations	$(6,432,057)	$(7,190,628)	$(4,812,824)	$(7,767,096)	$(9,852,480)
Net loss	(6,432,057)	(7,190,628)	(4,812,824)	(7,767,096)	(9,852,480)
Basic and diluted loss per common share from continuing operations	$(0.04)	$(0.06)	$(0.04)	$(0.08)	$(0.10)

Description	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013

Working capital	$1,993,358	$7,588,867	$6,169,233	$12,614,361	$12,699,227
Current assets	2,422,196	22,672,714	6,685,712	13,763,531	14,192,923
Total assets	57,647,031	77,901,555	61,919,836	69,004,700	69,464,877
Current liabilities	428,838	15,083,847	516,479	1,149,170	1,493,696
Total liabilities	428,838	15,083,847	14,416,479	15,849,170	16,293,696
Shareholders’ equity	$57,218,193	$62,817,708	$47,503,357	$53,155,530	$53,171,181

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Current Business Activities

General

Livengood Gold Project Developments

During the year ended December 31, 2017 and to the date of this Annual Report on Form 10-K, the Company progressed on a number of opportunities with the potential for optimization and reducing the costs of building and operating a mine at the Project. Outside consultants were retained to conduct additional metallurgical tests and engineering, including confirmation of the flow sheet and optimizing the operating costs. These inputs were used to evaluate several scenarios, ultimately selecting a project that would process 52,600 tons per day and produce 6.8 million ounces of gold over 23 years. This improved configuration would reduce the capital costs (“CAPEX”) by 34% or $950 million to $1.84 billion, the process operating cost (“process OPEX”) by 28% or $2.97 per ton to $7.48 per ton, and the all-in costs to $1,247 per ounce, all as compared to the 100,000 tons per day project evaluated in the September 2013 Feasibility Study.

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

During the first quarter of 2017, it was determined that the calculation of All-In Sustaining Costs for the Livengood Project (“AISC”), as contained in Table 22-2 on page 22-7 of the October Report, was incorrect as it included, contrary to World Gold Council guidance, both initial capital costs and mining and income taxes in the AISC calculation. The Company issued a news release on March 8, 2017 advising that as a result of the restatement, the AISC for the Livengood Gold Project located near Fairbanks, Alaska, is projected to be $976/oz. Subsequently, on April 10, 2017, the Company filed an updated technical report on SEDAR entitled “NI 43-101 Technical Report Pre-feasibility Study of the Livengood Gold Project, Livengood, Alaska, USA” dated March 8, 2017 and signed April 10, 2017 (“April Report”) reflecting the following changes:

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

Director Changes

At the 2017 Annual General Meeting of shareholders in Vancouver, B.C. on May 24, 2017, the shareholders fixed the size of the board at eight with the addition of Mr. Victor Flores and Mr. Thomas Irwin. On November 6, 2017, General Mark Hamilton resigned as director to pursue other opportunities. The Board appointed Stuart Harshaw to the Board effective April 1, 2018, to fill the vacancy that resulted from General Hamilton’s resignation.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). On May 24, 2017, at the Company’s Annual General Meeting of Shareholders, the DSU Plan was approved. See Note 8 within the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

In connection with the Company’s $22.0 million private placement completed on December 28, 2016, the TSX commenced a de-listing review with respect to the Company. On April 7, 2017, the TSX issued a bulletin confirming that it had completed its review and that the Company continued to meet its listing requirements.

2018

Financing

On March 13, 2018, the Company completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million. The Company intends to use the funds for continuation of optimization studies to further improve and de-risk the Project, required environmental baseline studies, and for general working capital purposes.

Outlook

On March 12, 2018 the Board approved a 2018 budget of $5.1 million. The work program incorporated in this budget will build upon the metallurgical studies undertaken in 2017 to continue to define and refine the project flowsheet. Using the improved mineralization and alteration models now available for the Livengood gold deposit arising from the work completed in 2017, 4000 kg of metallurgical composites have been selected and shipped to SGS Vancouver. These samples will be processed in 2018 to determine whether different recovery parameters should be applied to different areas of the orebody. The engineering firm of BBA Inc. (BBA), will be retained to continue to guide the metallurgical program. Work is also planned to advance the environmental baseline efforts needed to support future permitting.

On March 12, 2018, the Board also approved recommendations by management to further reduce corporate overhead costs, including a reduction in CEO salary by 50% (reflecting an approximate 50% reduction in the amount of time he will spend working on the Project), a reduction in board cash compensation and expense, and staff reductions as appropriate as critical work is completed. Depending upon the level of technical work or permitting efforts underway in future years, these cost savings should bring total project G&A costs into the range of $2.5 million per year.

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

Results of Operations

Summary of Quarterly Results

Description	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net loss	$(1,380,921)	$(1,745,513)	$(1,627,646)	$(1,677,977)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net loss	$(1,109,733)	$(1,524,589)	$(2,068,850)	$(2,487,456)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Significant fluctuations in the Company’s quarterly net loss have mainly been the result of changes in operating costs and the valuation of the Company’s derivative liability. The fluctuation in the derivative liability was caused by changes in the price of gold during the period along with the expected price of gold through the term of the derivative liability, which was paid in January 2017. The following table presents the unrealized gain or loss on the valuation of the derivative for each quarterly period during the year ended December 31, 2016:

Three months ended:	2016 Unrealized Gain/(Loss)
March 31	$(700,000)
June 30	$(100,000)
September 30	$(100,000)
December 31	$105,831

Year ended December 31, 2017 compared to Year ended December 31, 2016

The Company had cash and cash equivalents of $2,244,466 at December 31, 2017 compared to $22,466,493 at December 31, 2016. The Company incurred a net loss of $6,432,057 for the year ended December 31, 2017, compared to a net loss of $7,190,628 for the year ended December 31, 2016. The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2017 and the year ended December 31, 2016.

Mineral property expenditures were $2,446,934 for the year ended December 31, 2017 compared to $2,648,631 for the year ended December 31, 2016. The decrease of $201,697 is due to reduced expenditures for metallurgical studies and engineering and the Company limiting field activities to the continuation of critical environmental baseline work while moving forward with a multi-phase metallurgical test work program.

Share-based payment charges were $443,556 during the year ended December 31, 2017 compared to $108,526 during the year ended December 31, 2016. The increase in share-based payment charges during the period was mainly the result of the DSUs issued on October 23, 2017 to certain members of the Board of Directors being fully vested upon issuance and the incentive options granted on October 23, 2017 to the Company’s new CEO. The Company granted 250,000 options during the year ended December 31, 2017 compared to no options during the year ended December 31, 2016. At December 31, 2017 there was unrecognized compensation expense of C$38,983 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.82 years.

Share based payment charges were allocated as follows:

Expense category:	Year ended December 31, 2017	Year ended December 31, 2016
Consulting	$384,516	$25,013
Investor relations	848	6,603
Wages and benefits	58,192	76,910
	$443,556	$108,526

Excluding share-based payment charges of $58,192 and $76,910, respectively, wages and benefits decreased to $1,877,788 for the year ended December 31, 2017 from $2,119,681 for the year ended December 31, 2016. The reduction of $241,893 is primarily due to staff reductions partially offset by the previous CEO stock issuance and severance for one staff reduction.

Consulting fees, excluding share-based payment charges of $384,516 and $25,013, respectively, were $275,846 for the year ended December 31, 2017 compared to $238,321 for the year ended December 31, 2016. The increase of $37,525 is primarily due to the preparation of the annual report and one additional compensated member of the Board of Directors as compared to 2016.

Professional fees were $263,863 for the year ended December 31, 2017 compared to $222,605 for the year ended December 31, 2016. The increase of $41,258 is due to increased legal expenses partially offset by reduced tax preparation fees.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Other items amounted to other expense of $314,593 during the year ended December 31, 2017 compared to other expense of $1,076,740 in the year ended December 31, 2016. Total other expense in 2017 was $NIL as compared to expense of $794,169 resulting from the unrealized loss on the revaluation of the derivative liability in 2016. This unrealized loss was caused by the increase in the price per ounce of gold during 2016 as compared to the average price per ounce of gold during 2015. The Company had a foreign exchange loss of $364,188 during the year ended December 31, 2017 compared to a loss of $340,551 during the year ended December 31, 2016 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the year ended December 31, 2017 was C$1 to US$0.7708 compared to C$1 to US$0.7548 for the year ended December 31, 2016.

Available-for-sale securities were deemed not to be impaired for the years ended December 31, 2017 and December 31, 2016.

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

Share-based payment charges were $108,526 during the year ended December 31, 2016 compared to $540,468 during the year ended December 31, 2015. The decrease in share-based payment charges during the period was mainly the result of a reduction in the fair value of options granted in 2015 as compared to 2014. The Company granted no options during the year ended December 31, 2016 compared to 2,135,200 options during the year ended December 31, 2015. At December 31, 2016 there was unrecognized compensation expense of C$38,644 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.21 years.

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

As at December 31, 2017, the Company reported cash and cash equivalents of $2,244,466 compared to $22,466,493 at December 31, 2016. Payment of the land derivative of approximately $14.7 million, operating expenditures on the Livengood Gold Project of approximately $5.9 million and a negative foreign currency translation impact of approximately $0.4 million resulted in a decrease in cash and cash equivalents of approximately $20.2 million through December 31, 2017. On March 13, 2018, the Company completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million. The Company intends to use the funds for continuation of optimization studies to further improve and de-risk the Project, required environmental baseline studies, and for general working capital purposes. As at December 31, 2017, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

The Company had no cash flows from investing activities during the years ended December 31, 2017 and December 31, 2016.

Financing activities during the year ended December 31, 2017 included payment of the final derivative payment of approximately $14.7 million. Share issuance costs included $45,000 related to a non-brokered private placement of Common Shares in December 2014 and $7,646 related to the share issuance to the previous CEO. In May 2017, the Company recognized an obligation to issue 206,024 Common Shares to the Company’s previous Chief Executive Officer, Thomas Irwin, with a value of $99,492. On July 13, 2017, the Company issued the Common Shares in full satisfaction of the obligation. Financing activities during the year ended December 31, 2016 provided proceeds of $21,853,265 from the closing of a non-brokered private placement of common shares in December 2016. Total common shares issued in the financing were 45,833,334 at a price of $0.48 for gross proceeds of $22.0 million. Total share issuance costs were $146,735.

As at December 31, 2017, the Company had working capital of $1,993,358 compared to working capital of $7,588,867 at December 31, 2016. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2018 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2019 fiscal year.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.” The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2018 fiscal year.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Contractual Obligations and Commitments

The following table discloses, as of December 31, 2017, the Company’s contractual obligations, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2018	2019	2020	2021	2022	2023 and beyond	Total
Mineral Property Leases(1)	$424,668	$429,688	$434,783	$439,955	$445,204	$450,532	$2,624,830
Mining Claim Government Fees	114,825	114,825	114,825	114,825	114,825	114,825	688,950
Total	$539,493	$544,513	$549,608	$554,780	$560,029	$565,357	$3,313,780

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

At December 31, 2017, the Company held a total of $2,244,466 in cash and cash equivalents which include interest bearing accounts.

The Company manages interest rate risk by maintaining an investment policy that focuses primarily on preservation of capital and liquidity.

Foreign Currency Risk

The Company is exposed to foreign currency risk to the extent that certain monetary financial instruments and other assets are denominated in Canadian dollars. As the majority of the Company’s assets are denominated in U.S. dollars, currency risk is limited to those Canadian cash balances. The Company has not entered into any foreign currency contracts to mitigate this risk. Over the past twelve months, the U.S. to Canadian dollar exchange rate has fluctuated as much as 8%. The Company’s sensitivity analysis suggests that a consistent 8% change in the absolute rate of exchange for the Canadian dollar would affect net assets by approximately $23,000. Furthermore, depending on the amount of cash held by the Company in Canadian dollars at the end of each reporting period using the period end exchange rate, significant changes in the exchange rates could cause significant changes to the currency translation amounts recorded to accumulated other comprehensive income.

As at December 31, 2017, Canadian dollar balances were converted at a rate of C$1 to $0.7971.

Credit Risk

Concentration of credit risk exists with respect to the Company’s cash and cash equivalents as all amounts are held at one major Canadian financial institution. Credit risk with regard to cash held in the United States at U.S. subsidiaries is mitigated as the amount held in the United States is only sufficient to cover short-term cash requirements. With respect to receivables at December 31, 2017, the Company is not exposed to significant credit risk as the receivables are principally interest accruals.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of International Tower Hill Mines Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of International Tower Hill Mines Ltd. (the “Company”), as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Davidson & Company LLP
Chartered Professional Accountants
Vancouver, British Columbia, Canada
March 15, 2018

We have served as the Company’s auditor since 2017.

March 14, 2017

Independent Auditor’s Report

To the Shareholders of

International Tower Hill Mines Ltd.

We have audited the accompanying consolidated financial statements of International Tower Hill Mines Ltd. which comprise the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2016, and the related notes, which comprise a summary of significant accounting policies and other explanatory information. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Tower Hill Mines Ltd. as of December 31, 2016 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Chartered Professional Accountants
Vancouver, British Columbia, Canada

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2017 and 2016

(Expressed in U.S. Dollars)

	Note	December 31, 2017	December 31, 2016
ASSETS

Current assets
Cash and cash equivalents		$2,244,466	$22,466,493
Prepaid expenses and other		177,730	206,221
Total current assets		2,422,196	22,672,714
Property and equipment		20,794	24,800
Capitalized acquisition costs	4	55,204,041	55,204,041

Total assets		$57,647,031	$77,901,555

Current liabilities
Accounts payable		$82,269	$179,496
Accrued liabilities		346,569	210,182
Derivative liability	6	-	14,694,169
Total liabilities		428,838	15,083,847

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 162,392,996 and 162,186,972 shares issued and outstanding at December 31, 2017 and 2016, respectively	8	265,616,642	265,569,796
Contributed surplus		34,459,264	34,079,301
Obligation to issue shares		63,593	-
Accumulated other comprehensive income		1,686,359	1,344,219
Deficit		(244,607,665)	(238,175,608)

Total shareholders’ equity		57,218,193	62,817,708

Total liabilities and shareholders’ equity		$57,647,031	$77,901,555

Nature of operations (Note 1)

Commitments (Note 10)

Subsequent event (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

	Note	December 31, 2017	December 31, 2016	December 31, 2015
Operating Expenses
Consulting fees		$660,362	$263,334	$418,424
Depreciation		4,006	5,283	7,047
Insurance		281,948	267,863	259,753
Investor relations		83,630	90,749	132,305
Mineral property exploration	4	2,446,934	2,648,631	2,381,868
Office		35,297	38,381	33,643
Other		18,237	18,976	19,789
Professional fees		263,863	222,605	230,227
Regulatory		152,599	130,871	160,503
Rent		139,735	141,444	153,178
Travel		94,873	89,160	93,829
Wages and benefits		1,935,980	2,196,591	2,559,610
Total operating expenses		(6,117,464)	(6,113,888)	(6,450,176)

Other income (expense)
Gain/(loss) on foreign exchange		(364,188)	(340,551)	990,690
Interest income		27,395	17,490	43,670
Impairment of available-for-sale securities		-	-	(219,402)
Unrealized gain/(loss) on derivative	6	-	(794,169)	800,000
Other		22,200	40,490	22,394

Total other income (expense)		(314,593)	(1,076,740)	1,637,352

Net loss for the year		(6,432,057)	(7,190,628)	(4,812,824)

Other comprehensive income (loss)
Unrealized gain/(loss) on marketable securities		(8,517)	(10,794)	(5,838)
Impairment of available-for-sale securities		-	-	219,402
Exchange difference on translating foreign operations		350,657	538,578	(1,593,381)
Total other comprehensive income/(loss) for the year		342,140	527,784	(1,379,817)

Comprehensive loss for the year		$(6,089,917)	$(6,662,844)	$(6,192,641)

Basic and diluted net loss per share		$(0.04)	$(0.06)	$(0.04)

Weighted average number of shares outstanding		162,283,493	116,708,228	116,313,638

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2014	116,313,638	$243,692,185	$33,439,249	$-	$2,196,252	$(226,172,156)	$53,155,530
Stock based compensation-options	-	-	540,468	-	-	-	540,468
Unrealized loss on available-for-sale securities	-	-	-	-	(5,838)	-	(5,838)
Impairment of available-for-sale securities	-	-	-	-	219,402	-	219,402
Exchange difference on translating foreign operations	-	-	-	-	(1,593,381)	-	(1,593,381)
Net loss	-	-	-	-	-	(4,812,824)	(4,812,824)
Balance, December 31, 2015	116,313,638	243,692,185	33,979,717	-	816,435	(230,984,980)	47,503,357
Private placement	45,833,334	22,000,000	-	-	-	-	22,000,000
Share issuance costs	-	(146,735)	-	-	-	-	(146,735)
Stock based compensation-options	-	-	108,526	-	-	-	108,526
Unrealized loss on available-for-sale securities	-	-	-	-	(10,794)	-	(10,794)
Exchange difference on translating foreign operations	-	-	-	-	538,578	-	538,578
Exercise of options	40,000	15,404	-	-	-	-	15,404
Reallocation from contributed surplus	-	8,942	(8,942)	-	-	-	-
Net loss	-	-	-	-	-	(7,190,628)	(7,190,628)
Balance, December 31, 2016	162,186,972	265,569,796	34,079,301	-	1,344,219	(238,175,608)	62,817,708
Share issuance costs	-	(52,646)	-	-	-	-	(52,646)
Stock based compensation-options	-	-	61,998	-	-	-	61,998
Stock based compensation-DSUs	-	-	381,558	-	-	-	381,558
Unrealized loss on available-for-sale securities	-	-	-	-	(8,517)	-	(8,517)
Exchange difference on translating foreign operations	-	-	-	-	350,657	-	350,657
Obligation to issue shares	-	-	(63,593)	63,593	-	-	-
Share issuance	206,024	99,492	-	-	-	-	99,492
Net loss	-	-	-	-	-	(6,432,057)	(6,432,057)
Balance, December 31, 2017	162,392,996	$265,616,642	$34,459,264	$63,593	$1,686,359	$(244,607,665)	$57,218,193

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017, 2016 and 2015

(Expressed in U.S. Dollars)

	December 31, 2017	December 31, 2016	December 31, 2015
Operating Activities
Loss for the year	$(6,432,057)	$(7,190,628)	$(4,812,824)
Add items not affecting cash:
Depreciation	4,006	5,283	7,047
Share-based payments-option	61,998	108,526	540,468
Share-based payments-DSU	381,558	-	-
Unrealized (gain)/loss on derivative liability	-	794,169	(800,000)
Impairment of available-for-sale securities	-	-	219,402
Issuance of shares for services	99,492	-	-
Changes in non-cash items:
Accounts receivable	4,129	40,522	115,527
Prepaid expenses	25,166	4,635	(27,786)
Advance to contractors	-	-	30,682
Accounts payable and accrued liabilities	30,339	(127,452)	(612,304)
Cash used in operating activities	(5,825,369)	(6,364,945)	(5,339,788)

Financing Activities
Issuance of share capital	-	22,015,404	-
Derivative payment	(14,694,169)	-	-
Share issuance costs	(52,646)	(146,735)	-
Cash provided by (used in) financing activities	(14,746,815)	21,868,669	-

Effect of foreign exchange on cash and cash equivalents	350,157	469,283	(1,688,199)
Increase/(decrease) in cash and cash equivalents	(20,222,027)	15,973,007	(7,027,987)
Cash and cash equivalents, beginning of year	22,466,493	6,493,486	13,521,473
Cash and cash equivalents, end of year	$2,244,466	$22,466,493	$6,493,486
Supplemental disclosure with respect to cash flows:
Obligation to issue shares	$63,593	$-	$-

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

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2017, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2017 fiscal year. As at March 15, 2018 management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 15, 2018, the Board approved the consolidated financial statements dated December 31, 2017.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income. The Company does not have any material provisions for environmental rehabilitation as of December 31, 2017.

Derivatives

Derivatives are initially recognized at their fair value on the date the derivative contract is entered into and are subsequently re-measured at their fair value at each reporting period with changes in the fair value recognized in profit and loss. Fluctuations in the Company’s derivative liability were driven by the price of gold during the term of the liability.

Impairment of long-lived assets and long-lived assets to be disposed of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2017, this calculation proved to be anti-dilutive, and therefore the Company’s 4,477,000 stock options and 648,435 deferred share units outstanding at year-end have been excluded from the calculation.

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity based compensation awards to be accounted for using the fair value method. Equity-settled share based payment arrangements are initially measured at fair value at the date of grant and recorded within shareholders’ equity. Arrangements considered to be cash-settled, are initially recorded at fair value and classified as accrued liabilities and subsequently re-measured at fair value at each reporting date. The Company’s stock option plan is an equity-settled arrangement and the Company’s deferred share unit plan can be an equity or cash settled arrangement depending on the grant date term.

The fair value at grant date of all share-based payments is recognized as compensation expense over the period for which benefits of services are expected to be derived, with a corresponding credit to shareholders’ equity or accrued liabilities depending on whether they are equity-settled or cash-settled. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model and estimate the expected forfeiture rate at the date of grant. The value of DSUs is estimated based on the quoted market price of the Company’s common shares. When awards are forfeited because non-market based vesting conditions are not satisfied, the expense previously recognized is proportionately reversed.

Function Currency

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency. The functional currency of ITH and 813034 Alberta Ltd. is the Canadian (“CAD” or “C”) dollar and the functional currency of ITH Alaska, TH US and LPI is the U.S. dollar.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and comprehensive loss and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from CAD into U.S. dollars are recorded in shareholders' equity as part of accumulated other comprehensive income.

Foreign currency transactions are translated into the functional currency of the respective currency of the entity or division, using the exchange rates prevailing at the dates of the transactions (spot exchange rate). Foreign exchange gains and losses resulting from the settlement of such transactions and from the re-measurement of monetary items denominated in foreign currency at period-end exchange rates are recognized in profit or loss. Non-monetary items that are not re-translated at period end are measured at historical cost (translated using the exchange rates at the transaction date), except for non-monetary items measured at fair value, which are translated using the exchange rates as at the date when fair value was determined. Gains and losses are recorded in the statement of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2016-09—Compensation—Stock compensation (Topic 718): Improvements to employee share-based payment accounting. On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued guidance intended to improve the accounting for employee stock-based payments. The standard affects all organizations that issue stock-based payment awards to their employees and was part of the FASB’s Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this standard involve several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of the guidance did not have any impact to the Company’s financial statements.

Recently Issued Accounting Standards Updates

Accounting Standards Update 2016-16—Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). In October 2016, the FASB issued guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party. The amendments in this guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is required to adopt this new standard on January 1, 2018, for its fiscal year 2018 and for interim periods within that fiscal year. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued. The adoption of guidance will have no impact on the Company’s financial statements.

Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). On May 28, 2014, the FASB issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-014, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively. The guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The Company will adopt the new guidance effective January 1, 2018. The guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The adoption of the guidance will have no impact on the Company’s financial statements.

Accounting Standards Update No. 2016-02 Leases (Topic 842). In February 2016, the FASB issued a new standard regarding leases. These are elements of the new standard that could impact almost all entities to some extent, although lessees will likely see the most significant changes. Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact on its consolidated financial statements and disclosures.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,
•	Level 3 – Inputs that are not based on observable market data.

	Fair value as at December 31, 2017
	Level 1	Level 2
Financial assets:
Marketable securities	$15,543	$-
	$15,543	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$-
	$-	$-

	Fair value as at December 31, 2016
	Level 1	Level 2
Financial assets:
Marketable securities	$22,754	$-
	$22,754	$-
Financial liabilities:
Derivative liability (Note 6)	$-	$14,694,169
	$-	$14,694,169

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2015	$55,204,041
Additions	-
Balance, December 31, 2016	$55,204,041
Additions	-
Balance, December 31, 2017	$55,204,041

The following table presents costs incurred for exploration and evaluation activities for the years ended December 31, 2017 and 2016:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Exploration costs:
Aircraft services	$6,220	$6,511	$4,185
Assay	435,879	-	9,984
Environmental	240,882	287,629	639,172
Equipment rental	48,262	42,755	44,514
Field costs	112,086	107,166	186,661
Geological/geophysical	1,030,543	1,665,296	945,390
Land maintenance & tenure	500,929	498,635	501,321
Legal	59,483	31,745	21,887
Transportation and travel	12,650	8,894	28,754
Total expenditures for the year	$2,446,934	$2,648,631	$2,381,868

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

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2017 the Company has paid $2,632,388 from the inception of this lease.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. As of December 31, 2017, the Company has paid $680,000 from the inception of this lease.

c)	a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. As of December 31, 2017, the Company has paid $185,000 from the inception of this lease.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. As of December 31, 2017, the Company has paid $128,000 from the inception of this lease.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016

Accrued liabilities	$201,673	$41,682
Accrued salaries and benefits	144,896	168,500
Total accrued liabilities	$346,569	$210,182

Accrued liabilities at December 31, 2017 include accruals for general corporate costs and project costs of $34,941 and $166,732, respectively. Accrued liabilities at December 31, 2016 include accruals for general corporate costs and project costs of $13,406 and $28,276, respectively.

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

The fair value of the derivative liability and the calculated Average Gold Price are as follows:

	Fair value	Average Gold Price/oz.

Derivative value at December 31, 2014	$14,700,000	$1,356
Unrealized gain for the year	(800,000)
Derivative value at December 31, 2015	13,900,000	$1,320
Unrealized loss for the year	794,169
Derivative value at December 31, 2016	$14,694,169	$1,355
Settlement	(14,694,169)
Derivative value at December 31, 2017	$-	$-

7.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Loss before income taxes	$(6,432,057)	$(7,190,628)
Statutory Canadian corporate tax rate	26.00%	25.00%

Expected income tax (recovery)	$(1,672,335)	$(1,797,657)
Share-based payments	115,324	27,132
Difference in tax rates in other jurisdictions	(805,662)	(1,073,449)
Effect of change in tax rate	26,455,632	-
Derecognition of derivative liability	(1,824,065)	-
Share issue cost	(14,540)	173,684
Adjustment to prior years provision versus statutory tax returns	(1,509,364)	-
Expiry of donations	64,554	-
Expiry of losses	20,280	-
Change in unrecognized deductible temporary differences	(20,829,824)	2,670,290
Total income tax expense (recovery)	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	December 31, 2017	December 31, 2016
Deferred income tax assets (liabilities):
Mineral properties	$23,391,666	$57,243,323
Derivative liability	-	(1,824,065)
Donations	-	92,160
Property and equipment	6,448	9,828
Share issue costs	36,483	31,830
Marketable securities	54,073	45,754
Losses available for future periods	47,278,286	35,997,950
	70,766,956	91,596,780
Valuation allowance	(70,766,956)	(91,596,780)
Net deferred tax asset	$-	$-

At December 31, 2017, the Company has available net operating losses for Canadian income tax purposes of approximately $20,576,000 and net operating losses for US income tax purposes of approximately $137,245,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2037	$1,394,000	$8,892,000
2036	1,383,000	8,798,000
2035	406,000	10,703,000
2034	1,694,000	12,587,000
2033	1,827,000	14,208,000
2032	2,629,000	16,798,000
2031	4,180,000	40,825,000
2030	2,829,000	18,765,000
2029	2,074,000	2,973,000
2028	1,253,000	1,412,000
2027	907,000	1,284,000
	20,576,000	137,245,000

The Company also has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $132,150,000 which may be deductible for U.S. tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

8.	SHARE CAPITAL

Authorized

500,000,000 common shares without par value. At December 31, 2016 and 2017, there were 162,186,972 and 162,392,996 shares issued and outstanding, respectively.

Share issuances

In May 2017, the Company recognized an obligation to issue 206,024 Common Shares to the Company’s previous Chief Executive Officer (“CEO”), Thomas Irwin, with a value of $99,492. On July 13, 2017, the Company issued the Common Shares in full satisfaction of the obligation. Share issuance costs included $45,000 related to a non-brokered private placement of Common Shares in December 2014 and $7,646 related to the share issuance to the previous CEO.

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

During the year ended December 31, 2017, the Company granted incentive stock options to Mr. Karl Hanneman in connection with his appointment as the new CEO of the Company. Mr. Hanneman is entitled to purchase a total of 250,000 Common Shares in the capital stock of the Company at an issue price of CAD 1.35 per share. The options will vest as to one-third on the grant date, one-third on February 1, 2018, and one-third on February 1, 2019. Expiry date is February 1, 2025. During the year ended December 31, 2016, there were no incentive stock options granted by the Company.

A summary of the status of the stock option plan as of December 31, 2017 and 2016 and changes during the fiscal years is presented below:

	Year Ended			Year Ended
	December 31, 2017			December 31, 2016
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)

Balance, beginning of the year	6,026,200	$1.61		6,066,200	$1.60
Granted	250,000	$1.35		-	-
Exercised	-	-		(40,000)	$0.50
Expired	(1,650,000)	$3.17		-	-
Cancelled	(149,200)	$1.24		-	-
Balance, end of the year	4,477,000	$1.03	$38,220	6,026,200	$1.61	$183,930

The weighted average remaining life of options outstanding at December 31, 2017 was 4.5 years.

Stock options outstanding are as follows:

	December 31, 2017			December 31, 2016
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
August 24, 2017	$-	-	-	$3.17	1,675,000	1,675,000
March 14, 2018*	$2.18	300,000	300,000	$2.18	319,000	319,000
February 25, 2022	$1.11	1,030,000	1,030,000	$1.11	1,030,000	1,030,000
February 25, 2022	$0.73	540,000	540,000	$0.73	594,000	594,000
March 10, 2022	$1.11	430,000	430,000	$1.11	430,000	430,000
March 16, 2023	$1.00	1,260,000	1,260,000	$1.00	1,260,000	839,999
March 16, 2023	$0.50	637,000	637,000	$0.50	688,200	445,466
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	20,000
February 1, 2025	$1.35	250,000	83,333	$-	-	-
		4,477,000	4,310,333		6,026,200	5,353,465

* Expired subsequently

A summary of the non-vested options as of December 31, 2017 and 2016 and changes during the fiscal years ended December 31, 2017 and 2016 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (CAD)
Outstanding at December 31, 2015	2,030,136	$0.34
Granted	-	-
Vested	(1,357,401)	$0.38
Outstanding at December 31, 2016	672,735	$0.25
Granted	250,000	$0.40
Vested	(756,068)	$0.27
Outstanding at December 31, 2017	166,667	$0.40

At December 31, 2017 there was unrecognized compensation expense of CAD38,983 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.82 years.

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

As at December 31, 2017, the maximum aggregate number of Common Shares that could be issued under the DSU Plan and the 2006 Plan was 16,239,299, representing 10% of the number of issued and outstanding Common Shares on that date (on a non-diluted basis). As at December 31, 2017, the Company had stock options to potentially acquire 4,477,000 Common Shares outstanding under the 2006 Plan (representing approximately 2.76% of the outstanding Common Shares), leaving up to 11,762,299 Common Shares available for future grants under the DSU Plan and under the 2006 Plan (combined) based on the number of outstanding Common Shares as at that date on a non-diluted basis (representing an aggregate of approximately 7.24% of the outstanding Common Shares).

In accordance with the Company’s DSU Plan, on October 23, 2017 the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 129,687 DSUs with a grant date fair value (defined as the weighted average of the prices at which the Common Shares traded on the TSX for the five trading days immediately preceding the grant) of CAD 0.62 per grant, or an aggregate of CAD 482,436. The DSUs entitle the holders to receive shares of the Company’s Common Stock without the payment of any consideration. The DSUs vested immediately upon being granted but the shares of Common Stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

DSUs outstanding are as follows:

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)

Balance, beginning of the year	-	$-	-	$-
Issued	778,122	$0.62	-	$-
Exercised	(129,687)	$0.62	-	$-
Balance, end of the year	648,435	$0.62	-	$-

Obligation to issue shares

Following the resignation of director Mark Hamilton on November 6, 2017, the Company recorded an obligation to issue 129,687 DSUs valued at $63,593 (CAD 80,406).

Share-based payments

During the year ended December 31, 2017, the Company granted 250,000 stock options and 778,122 DSUs for Common Stock of the Company. Share-based compensation for the year ended December 31, 2017 totaled $443,556 ($61,998 related to options and $381,558 related to DSUs). Of the total expense for the year ended December 31, 2017, $384,516 is included in consulting fees, $58,192 in wages and benefits and $848 in investor relations in the statement of operations and comprehensive loss.

During the years ended December 31, 2016 and December 31, 2015, there were no incentive stock options or DSUs granted by the Company. Share-based payment charges totaled $108,526, and $540,468, for the years ended December 31, 2016 and 2015, respectively. Of the total expense for the year ended December 31, 2016, $25,013 (2015 - $113,150) is included in consulting fees, $76,910 (2015 – $400,095) in wages and benefits and $6,603 (2015 - $27,223) in investor relations in the statement of operations and comprehensive loss.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

Year ended December 31, 2017

Expected life of options	6 years
Risk-free interest rate	1.75%
Expected volatility	93.02%
Dividend rate	0.00%
Exercise price (C$)	$1.35

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2017
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,501	12,293	20,794
Current assets	1,794,494	627,702	2,422,196
Total assets	$1,802,995	$55,844,036	$57,647,031

December 31, 2016
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,944	15,856	24,800
Current assets	22,289,678	383,036	22,672,714
Total assets	$22,298,622	$55,602,933	$77,901,555

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015

Net loss for the year - Canada	$(1,801,817)	$(1,356,670)	$(702,851)
Net loss for the year - United States	(4,630,240)	(5,833,958)	(4,109,973)
Net loss for the year	$(6,432,057)	$(7,190,628)	$(4,812,824)

10.	COMMITMENTS

The following table discloses, as of December 31, 2017, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2018	2019	2020	2021	2022	2023 and beyond	Total
Mineral Property Leases(1)	$424,668	$429,688	$434,783	$439,955	$445,204	$450,532	$2,624,830
Mining Claim Government Fees	114,825	114,825	114,825	114,825	114,825	114,825	688,950
Total	$539,493	$544,513	$549,608	$554,780	$560,029	$565,357	$3,313,780

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

11.	RELATED PARTY TRANSACTIONS

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

Mr. Hanneman was appointed Chief Operating Officer of the Company on March 26, 2015 and subsequently appointed Chief Executive Officer of the Company effective January 31, 2017. Mr. Hanneman was a partner of the general partner, as well as a limited partner, of AN Gold Mines and held an 11.9% net interest in AN Gold Mines.

In December 2016, the Company closed a non-brokered private placement financing through the issuance of 32,429,842 shares to Paulson & Co. Inc., 9,041,554 shares to Tocqueville Asset Management, L.P., and 4,361,938 shares to AngloGold Ashanti (U.S.A.) Exploration Inc. at a price of $0.48 per share. As at December 31, 2017, Paulson, Tocqueville, and AngloGold beneficially own approximately 34.2%, 19.4%, and 9.5% respectively of the Company's 162,392,996 common shares.

On May 24, 2017, the shareholders approved the proposed issuance of Common Shares to Thomas Irwin as a one-time payment associated with his transition from CEO to senior advisor.

Subsequent to shareholder approval of the one-time payment on May 24, 2017, the Company recognized an obligation to issue 206,024 shares with a value of $99,492 based on the USD-CAD exchange rate (USD 1.00 = CAD 1.3460) and the closing price of the Common Shares on the TSX (CAD 0.650), both as at May 24, 2017. On July 13, 2017, a certificate for 206,024 Common Shares was issued to Mr. Irwin.

12.	SUBSEQUENT EVENT

On March 13, 2018, the Company completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million. The Company intends to use the funds for continuation of optimization studies to further improve and de-risk the Project, required environmental baseline studies, and for general working capital purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2017, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2017. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2017 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Appointment of Director

On March 12, 2018, the Board of Directors elected Stuart Harshaw to serve as an independent member of the Board, effective April 1, 2018. Mr. Harshaw will receive compensation in accordance with the Company's standard arrangements for non-employee directors, as described under “Director Compensation” in the Company’s definitive proxy statement filed on April 18, 2017.

CEO Employment Agreement

Effective March 12, 2018, the current Chief Executive Officer of the Company, Karl Hanneman, entered into a new employment agreement with Tower Hill Mines (US) LLC, replacing Mr. Hanneman’s prior employment agreement. Under the new employment agreement, Mr. Hanneman will continue to be responsible for all duties normally incidental to the position of CEO. However, due to a 50% reduction in the amount of time required to perform those duties as the scope of work the Company is performing is reduced, the base salary as Chief Executive Officer has also been reduced by 50% from $300,000 to $150,000 per year. Mr. Hanneman is also eligible for an annual performance bonus targeted at 100% of his base salary. The new employment agreement also provides for standard benefits and contains customary confidentiality and non-competition provisions.

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

The foregoing summary of Mr. Hanneman’s new employment agreement is not complete and is qualified in its entirety by reference to the copy of the employment agreement filed as Exhibit 10.16 hereto.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2017 (the “2018 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2018 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2018 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2018 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2018 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

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

10.4	Mining Lease with Option to Purchase, dated January 18, 2007, between Talon Gold Alaska Inc. and Bernard E. Griffin, Donna Griffin, Larry Kilgore, Sherry Gerbi, Jerry Griffin, Tim Miller, Lynne Miller, Robert and Marcia Miller (filed as Exhibit 11 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.5	Mining Lease, dated March 28, 2007, between Ronald Tucker and Talon Gold Alaska, Inc. (filed as Exhibit 14 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.6**	Upland Mining Lease, effective July 1, 2004, between the Alaska Mental Health Trust Authority and Tower Hill Mines, Inc. (as successor to AngloGold (U.S.A.)) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A on December 10, 2013 and incorporated herein by reference)

10.7	Addendum No. 2 to Upland Mining Lease, effective July 1, 2007, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.8	Addendum No. 3 to Upland Mining Lease, effective January 1, 2010, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.9	Addendum No. 4 to Upland Mining Lease, effective June 27, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.10**	Addendum No. 5 to Upland Mining Lease, effective June 30, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.11*	2006 Stock Option Plan, as amended September 19, 2012 (filed as Exhibit 10.9 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.12*	Form of Stock Option Agreement for use under the 2006 Stock Option Plan (filed as Exhibit 10.10 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.13*	2017 Deferred Share Unit Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 11, 2017 and incorporated herein by reference)

10.14*	Consulting Agreement, dated May 11, 2015, between David A. Cross and International Tower Hill Mines Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.15*	Financial and Accounting Consulting Agreement, dated May 11, 2015, between Cross Davis & Company LLP, Certified General Accountants and International Tower Hill Mines Ltd. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.16*	Employment Agreement, dated March 12, 2018, between Karl Hanneman and Tower Hill Mines (US) LLC.

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

23.1	Consent of Davidson & Company LLC

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement
**	Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

Date: March 16, 2018

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

By:	/s/ Karl L. Hanneman	By:	/s/ Thomas R. Irwin
	Karl L. Hanneman		Thomas R. Irwin
	Chief Executive Officer		Director
(Principal Executive Officer)

Date: March 16, 2018		Date: March 16, 2018

By:	/s/ David Cross	By:	/s/ Marcelo Kim
	David Cross		Marcelo Kim
	Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date: March 16, 2018		Date: March 16, 2018

By:	/s/ Anton J. Drescher	By:	/s/ Stephen A. Lang
	Anton J. Drescher		Stephen A. Lang
	Director		Director

Date: March 16, 2018		Date: March 16, 2018

By:	/s/ John J. Ellis	By:	/s/ Thomas S. Weng
	John J. Ellis		Thomas S. Weng
	Director		Director

Date: March 16, 2018		Date: March 16, 2018

By:	/s/ Victor Flores
Victor Flores
Director

Date: March 16, 2018

