Form 10-Q
period 2018-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2018-05-04
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 26, 2018, the registrant had 186,522,683 Common Shares outstanding.

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

Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations if such disclosure includes the grade or quality and the quantity for each category of mineral resource and mineral reserve; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures. Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements under U.S. federal securities laws and the rules and regulations thereunder.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at March 31, 2018 and December 31, 2017

(Expressed in US Dollars - Unaudited)

	Note	March 31, 2018	December 31, 2017
ASSETS

Current
Cash and cash equivalents		$13,174,233	$2,244,466
Prepaid expenses and other		148,748	177,730
Total current assets		13,322,981	2,422,196

Property and equipment		20,031	20,794
Capitalized acquisition costs	4	55,204,041	55,204,041

Total assets		$68,547,053	$57,647,031

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$77,017	$82,269
Accrued liabilities	5	204,597	346,569
Total liabilities		281,614	428,838

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 162,392,996 and 186,522,683 shares issued and outstanding at December 31, 2017 and March 31, 2018, respectively	7	277,596,757	265,616,642
Contributed surplus		34,633,431	34,459,264
Obligation to issue shares		-	63,593
Accumulated other comprehensive income		1,708,136	1,686,359
Deficit		(245,672,885)	(244,607,665)

Total shareholders’ equity		68,265,439	57,218,193

Total liabilities and shareholders’ equity		$68,547,053	$57,647,031

General Information and Nature of Operations (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2018 and 2017

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2018	March 31, 2017
Operating expenses
Consulting fees		$53,715	$72,695
Depreciation		762	999
Insurance		71,450	65,995
Investor relations		18,507	28,497
Mineral property exploration	4	204,212	711,116
Office		9,464	8,141
Other		4,281	4,537
Professional fees		51,963	50,219
Regulatory		58,683	57,299
Rent		33,932	35,349
Travel		18,289	31,453
Wages and benefits		527,663	456,414
Total operating expenses		(1,052,921)	(1,522,714)

Other expenses
Loss on foreign exchange		(27,447)	(166,124)
Interest income		1,363	10,861
Other income		13,785	-
Total other expenses		(12,299)	(155,263)

Net loss for the period		(1,065,220)	(1,677,977)

Other comprehensive income
Unrealized gain/(loss) on marketable securities		(3,085)	1,964
Exchange difference on translating foreign operations		24,862	165,015
Total other comprehensive income for the period		21,777	166,979
Comprehensive loss for the period		$(1,043,443)	$(1,510,998)

Basic and diluted loss per share		$(0.01)	$(0.01)

Weighted average number of shares outstanding		167,198,760	162,186,972

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018 and 2017

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2016	162,186,972	$265,569,796	$34,079,301	$-	$1,344,219	$(238,175,608)	$62,817,708
Share issuance costs	-	(45,000)	-	-	-	-	(45,000)
Stock-based compensation-options	-	-	12,959	-	-	-	12,959
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	1,964	-	1,964
Exchange difference on translating foreign operations	-	-	-	-	165,015	-	165,015
Net loss	-	-	-	-	-	(1,677,977)	(1,677,977)
Balance, March 31, 2017	162,186,972	265,524,796	34,092,260	-	1,511,198	(239,853,585)	61,274,669
Share issuance costs	-	(7,646)	-	-	-	-	(7,646)
Stock-based compensation-options	-	-	49,039	-	-	-	49,039
Stock-based compensation-DSUs	-	-	381,558	-	-	-	381,558
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	(10,481)	-	(10,481)
Exchange difference on translating foreign operations	-	-	-	-	185,642	-	185,642
Obligation to issue shares	-	-	(63,593)	63,593	-	-	-
Share issuance	206,024	99,492	-	-	-	-	99,492
Net loss	-	-	-	-	-	(4,754,080)	(4,754,080)
Balance, December 31, 2017	162,392,996	265,616,642	34,459,264	63,593	1,686,359	(244,607,665)	57,218,193
Share issuance costs	-	(83,478)	-	-	-	-	(83,478)
Stock-based compensation-options	-	-	174,167	-	-	-	174,167
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	(3,085)	-	(3,085)
Exchange difference on translating foreign operations	-	-	-		24,862	-	24,862
Obligation to issue shares	-	-	-	(63,593)	-	-	(63,593)
Share issuance	24,129,687	12,063,593	-	-	-	-	12,063,593
Net loss	-	-	-		-	(1,065,220)	(1,065,220)
Balance, March 31, 2018	186,522,683	$277,596,757	$34,633,431	$-	$1,708,136	$(245,672,885)	$68,265,439

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2018 and 2017

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating Activities
Loss for the period	$(1,065,220)	$(1,677,977)
Add items not affecting cash:
Depreciation	762	999
Stock-based compensation	174,167	12,959
Changes in non-cash items:
Accounts receivable	(3,689)	(115,431)
Prepaid expenses and other	26,027	50,963
Accounts payable and accrued liabilities	(190,470)	350,172
Cash used in operating activities	(1,058,423)	(1,378,315)

Financing Activities
Issuance of shares	12,000,000	-
Derivative payment	-	(14,694,169)
Share issuance costs	(37,022)	(45,000)
Cash provided by (used in) financing activities	11,962,978	(14,739,169)

Effect of foreign exchange on cash	25,212	281,706
Increase (decrease) in cash and cash equivalents	10,929,767	(15,835,778)
Cash and cash equivalents, beginning of the period	2,244,466	22,466,493

Cash and cash equivalents, end of the period	$13,174,233	$6,630,715

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2018 and 2017

(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the "Company") is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At March 31, 2018, the Company controls a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at March 31, 2018, the Company had cash and cash equivalents of $13,174,233 compared to $2,244,466 at December 31, 2017. The Company has no revenue generating operations from which it can internally generate funds. On March 13, 2018, the Company completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12,000,000.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2018 and the results of its operations for the three months then ended.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The 2017 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2018 and 2017

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

On May 3, 2018, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

Fair value as at March 31, 2018
Level 1
Financial assets:
Marketable securities	$12,099
Total	$12,099

Fair value as at December 31, 2017
Level 1
Financial assets:
Marketable securities	$15,543
Total	$15,543

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount

Balance, December 31, 2017	$55,204,041
Acquisition costs	-
Balance, March 31, 2018	$55,204,041

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2018 and 2017

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Exploration costs:
Assay	$-	$411,617
Environmental	35,912	48,774
Equipment rental	9,052	10,341
Field costs	47,400	47,026
Geological/geophysical	48,644	121,057
Land maintenance & tenure	40,392	35,315
Legal	22,414	35,710
Transportation and travel	398	1,276
Total expenditures for the period	$204,212	$711,116

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 113 kilometers (70 miles) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the three months ended March 31, 2018 and from the inception of this lease the Company has paid $NIL and $2,632,388, respectively.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the three months ended March 31, 2018 and from the inception of this lease the Company has paid $NIL and $680,000, respectively.

c)	a lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. During the three months ended March 31, 2018 and from the inception of this lease the Company has paid $25,000 and $210,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2018 and 2017

(Expressed in US dollars – Unaudited)

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. During the three months ended March 31, 2018 and from the inception of this lease the Company has paid $15,000 and $143,000, respectively.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Accrued liabilities	$175,838	$201,673
Accrued salaries and benefits	28,759	144,896
Total accrued liabilities	$204,597	$346,569

Accrued liabilities at March 31, 2018 include accruals for general corporate costs and project costs of $63,510 and $112,328, respectively. Accrued liabilities at December 31, 2017 include accruals for general corporate costs and project costs of $34,941 and $166,732, respectively.

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

At initial recognition on December 13, 2011, the derivative liability was valued at $23,100,000. As at December 12, 2016, the five-year average daily gold price was $1,354.79, resulting in a derivative liability of $14,694,169. The obligation to make the contingent payment was secured by a Deed of Trust over the rights of the Company in the purchased claims in favor of the vendors. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2018 and 2017

(Expressed in US dollars – Unaudited)

7.	SHARE CAPITAL

Authorized

500,000,000 common shares without par value. At December 31, 2017 and March 31, 2018, there were 162,392,996 and 186,522,683 shares issued and outstanding, respectively.

Share issuances

On March 13, 2018, the Company completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12,000,000. Share issuance costs included $83,478 related to the private placement. Following the resignation of director Mark Hamilton on November 6, 2017, the Company recognized an obligation to issue 129,687 common shares, with a value of $63,593. On March 27, 2018, the Company issued the 129,687 common shares in full satisfaction of the obligation.

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

On March 21, 2018, the Company granted incentive stock options to certain officers, employees and consultants of the Company to purchase a total of 420,085 common shares in the capital stock of the Company. The options vest 100% on the grant date with an expiry date of March 21, 2024. The exercise price of these options is C$0.61 per common share.

A summary of the status of the 2006 Plan as of March 31, 2018 and December 31, 2017 and changes is presented below:

	Three Months Ended			Year Ended
	March 31, 2018			December 31, 2017
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)

Balance, beginning of the period	4,477,000	$1.03		6,026,200	$1.61
Granted	420,085	$0.61		250,000	1.35
Expired	(269,000)	$2.18		(1,650,000)	3.17
Cancelled	(400,000)	$1.01		(149,200)	1.24
Balance, end of the period	4,228,085	$0.92	$106,503	4,477,000	$1.03	$38,220

The weighted average remaining life of options outstanding at March 31, 2018 was 4.73 years.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2018 and 2017

(Expressed in US dollars – Unaudited)

Stock options outstanding are as follows:

	March 31, 2018			December 31, 2017
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
March 14, 2018	-	-	-	$2.18	300,000	300,000
February 25, 2022	$1.11	970,000	970,000	$1.11	1,030,000	1,030,000
February 25, 2022	$0.73	450,000	450,000	$0.73	540,000	540,000
March 10, 2022	$1.11	370,000	370,000	$1.11	430,000	430,000
March 16, 2023	$1.00	1,140,000	1,140,000	$1.00	1,260,000	1,260,000
March 16, 2023	$0.50	598,000	598,000	$0.50	637,000	637,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	420,085	420,085	-	-	-
February 1, 2025	$1.35	250,000	166,667	$1.35	250,000	83,333
		4,228,085	4,144,752		4,477,000	4,310,333

A summary of the non-vested options as of March 31, 2018 and changes during the three months ended March 31, 2018 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2017	166,667	$0.40
Granted	420,085	$0.48
Vested	(503,419)	$0.47
Outstanding at March 31, 2018	83,333	$0.40

At March 31, 2018, there was unrecognized compensation expense of C$22,130 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.84 years.

Share-based payments

During the three month period ended March 31, 2018, there were 420,085 stock options granted by the Company. Share-based payment charges for the three months ended March 31, 2018 totaled $174,167.

During the three month period ended March 31, 2017, there were no incentive stock options granted by the Company. Share-based payment charges for the three months ended March 31, 2017 totaled $12,959.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

QTD March 31, 2018
Expected life of options	6 years
Risk-free interest rate	2.12%
Annualized volatility	93.67%
Dividend rate	0.00%
Exercise price (C$)	$0.61

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2018 and 2017

(Expressed in US dollars – Unaudited)

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). On May 24, 2017, at the Company’s Annual General Meeting of Shareholders, the DSU Plan was approved. The maximum aggregate number of Common Shares that could be issued under the DSU Plan and the 2006 Plan is 10% of the number of issued and outstanding Common Shares (on a non-diluted basis).

In accordance with the Company’s DSU Plan, on October 23, 2017 the Company granted each of the members of the Board (other than those directors nominated for election by Paulson & Co., Inc.) 129,687 DSUs with a grant date fair value (defined as the weighted average of the prices at which the Common Shares traded on the TSX for the five trading days immediately preceding the grant) of CAD 0.62 per grant, or an aggregate of CAD 482,436. The DSUs entitle the holders to receive shares of the Company’s Common Stock without the payment of any consideration. The DSUs vested immediately upon being granted but the shares of Common Stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

Following the resignation of director Mark Hamilton on November 6, 2017, the Company recorded an obligation to issue 129,687 DSUs valued at $63,593 (CAD 80,406). On March 27, 2018, the Company issued the 129,687 common shares in full satisfaction of the obligation.

DSUs outstanding are as follows:

	Three Months Ended		Year Ended
	March 31, 2018		December 31, 2017
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)
Balance, beginning of the period	648,435	$0.62	-	$0.62
Issued	-	$-	778,122	$0.62
Exercised	-	$-	(129,687)	$0.62
Balance, end of the period	648,435	$0.62	648,435	$0.62

8.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2018
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,422	11,609	20,031
Current assets	12,735,707	587,274	13,322,981
Total assets	$12,744,129	$55,802,924	$68,547,053
December 31, 2017
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,501	12,293	20,794
Current assets	1,794,494	627,702	2,422,196
Total assets	$1,802,995	$55,844,036	$57,647,031

Three months ended	March 31, 2018	March 31, 2017
Net loss for the period – Canada	$(451,693)	$(429,819)
Net loss for the period - United States	(613,527)	(1,248,158)
Net loss for the period	$(1,065,220)	$(1,677,977)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2018 and 2017

(Expressed in US dollars – Unaudited)

9.	COMMITMENTS

The following table discloses, as of March 31, 2018, the Company’s contractual obligations including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2018	2019	2020	2021	2022	2023 and beyond	Total
Mineral Property Leases(1)	$384,668	$429,688	$434,783	$439,955	$445,204	$450,532	$2,584,830
Mining Claim Government Fees	114,825	114,825	114,825	114,825	114,825	114,825	688,950
Total	$499,493	$544,513	$549,608	$554,780	$560,029	$565,357	$3,273,780

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

10.	RELATED PARTY TRANSACTIONS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. All currency amounts are stated in US dollars unless noted otherwise.

Current Business Activities

General

During the three months ended March 31, 2018 and to the date of this Quarterly Report on Form 10-Q, the Company worked to support a financing and, on March 13, 2018, the Company announced it had completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million.

On March 12, 2018, the Board approved a 2018 budget of $5.1 million. The work program incorporated in this budget will build upon the metallurgical studies undertaken in 2017 to continue to define and refine the project flowsheet. Using the improved mineralization and alteration models now available for the Livengood gold deposit arising from the work completed in 2017, 4000 kg of metallurgical composites have been selected based on location within the deposit and shipped to SGS Vancouver. Portions of these samples will be processed in 2018 to determine whether different recovery or cost parameters should be applied to different portions of the orebody. The engineering firm of BBA Inc. will be retained to continue to guide the metallurgical program. Work is also planned to advance the environmental baseline efforts needed to support future permitting.

Other Developments

The Board has approved recommendations by management to further reduce corporate overhead costs beginning in 2018, including a reduction in CEO salary by 50% reflecting an approximate 50% reduction in the effort needed to perform the CEO duties, a reduction in board member cash compensation and expense, and staff reductions as appropriate when critical work is completed.  Depending upon the level of technical work or permitting efforts underway in future years, these cost savings should bring total project G&A costs into the range of $2.5 million/year, providing the opportunity for a multi-year runway from the proceeds of the March 2018 private placement.

The Company has sufficient funds to complete the test programs and engineering work currently underway.

Results of Operations

Summary of Quarterly Results

Description	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Net loss	$(1,065,220)	$(1,380,921)	$(1,745,513)	$(1,627,646)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Net loss	$(1,677,977)	$(1,109,733)	$(1,524,589)	$(2,068,850)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

The Company incurred a net loss of $1,065,220 for the three month period ended March 31, 2018, compared to a net loss of $1,677,977 for the three month period ended March 31, 2017.

Mineral property expenditures decreased $506,904 to $204,212 for the three months ended March 31, 2018 from $711,116 for the three months ended March 31, 2017 due to the differences in the scope of technical work completed during the periods.

Excluding share-based payment charges of $168,199 and $9,322, respectively, wages and benefits for the three months ended March 31, 2018 decreased to $359,464 from $447,092 for the three months ended March 31, 2017 primarily due to staffing changes.

Consulting costs were $53,715 for the three months ended March 31, 2018 compared to $72,695 for the three months ended March 31, 2017. The decrease of $18,980 is primarily due to the Company’s continued efforts to maintain or reduce spending.

Travel costs decreased $13,164 to $18,289 for the three months ended March 31, 2018 from $31,453 for the three months ended March 31, 2017 due to the Company’s continued efforts to maintain or reduce spending.

Investor relations costs decreased $9,990 to $18,507 for the three months ended March 31, 2018 from $28,497 for the three months ended March 31, 2017 due to reduced on-going investor relations support.

Share-based payment charges

Share-based payment charges for the three month periods ended March 31, 2018 and 2017 were allocated as follows:

Expense category:	March 31, 2018	March 31, 2017
Consulting	$-	$2,789
Investor relations	5,968	848
Wages and benefits	168,199	9,322
	$174,167	$12,959

Share-based payment charges were $174,167 during the three months ended March 31, 2018 compared to $12,959 during the three months ended March 31, 2017. The increase of $161,208 in share-based payment charges during the period was mainly the result of options granted becoming fully expensed.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a loss of $12,299 during the three month period ended March 31, 2018 compared to a loss of $155,263 during the three month period ended March 31, 2017. The Company had a foreign exchange loss of $27,447 during the three month period ended March 31, 2018 compared to a loss of $166,124 during the three month period ended March 31, 2017 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the three month period ended March 31, 2018 was C$1 to US$0.7910 compared to C$1 to US$0.7554 for the three month period ended March 31, 2017.

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

As at March 31, 2018, the Company had cash and cash equivalents of $13,174,233 compared to $2,244,466 at December 31, 2017. The increase of approximately $10.9 million resulted mainly from financing activities of approximately $12.0 million partially offset by expenditures on the Livengood Gold Project of approximately $1.1 million.

Financing activities during the three month period ended March 31, 2018 included completion of a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million. Following the resignation of director Mark Hamilton on November 6, 2017, the Company recognized an obligation to issue 129,687 common shares, with a value of $63,593. On March 27, 2018, the Company issued the common shares in full satisfaction of the obligation. Share issuance costs included $83,478 related to the March 2018 private placement.

Financing activities during the three month period ended March 31, 2017 included payment of the final derivative payment of approximately $14.7 million and share issuance costs related to a non-brokered private placement of common shares in December 2014 of $45,000.

The Company had no cash flows from investing activities during the three month periods ended March 31, 2018 and 2017.

As at March 31, 2018, the Company had working capital of $13,041,367 compared to working capital of $1,993,358 at December 31, 2017. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2018 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2019 fiscal year.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Contractual Obligations and Commitments

The following table discloses, as of March 31, 2018, the Company’s contractual obligations including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2018	2019	2020	2021	2022	2023 and beyond	Total
Mineral Property Leases(1)	$384,668	$429,688	$434,783	$439,955	$445,204	$450,532	$2,584,830
Mining Claim Government Fees	114,825	114,825	114,825	114,825	114,825	114,825	688,950
Total	$499,493	$544,513	$549,608	$554,780	$560,029	$565,357	$3,273,780

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future.  Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs.  Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2018, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended March 31, 2018, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1	Subscription Agreement, dated March 13, 2018, between the Company and Electrum Strategic Opportunities Fund II, L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K on March 16, 2018 and incorporated herein by reference).

10.2	Subscription Agreement, dated March 13, 2018, between the Company and Paulson & Co. Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K on March 16, 2018 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders? Equity for the Three Months Ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 4, 2018