Form 10-Q
period 2018-06-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2018-08-10
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

As of August 2, 2018, the registrant had 186,816,683 common shares outstanding.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to raise the necessary funds to continue operations on acceptable terms, if at all;
•	the potential to improve the block model or production schedule at the Livengood Gold Project;
•	the potential for opportunities to improve recovery or further reduce costs at the Livengood Gold Project;
•	the Company’s ability to potentially include the results of the optimization process in a new or updated feasibility study or any future financial analysis of the Project, and the estimated cost of such optimization process;
•	the Company’s ability to carry forward and incorporate into future engineering studies of the Project updated mine design, production schedule, and recovery concepts identified during the optimization process;
•	the potential for the Company to carry out an engineering phase that will evaluate and optimize the Project configuration and capital and operating expenses, including determining the optimum scale for the Project;
•	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;
•	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Project;
•	the potential for the expansion of the estimated resources at the Livengood Gold Project;
•	the potential for a production decision concerning, and any production at, the Livengood Gold Project;
•	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;
•	the Company’s estimates of the quality and quantity of the resources at the Livengood Gold Project;
•	the timing and cost of any future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom; and
•	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at June 30, 2018 and December 31, 2017

(Expressed in US Dollars - Unaudited)

	Note	June 30, 2018	December 31, 2017
ASSETS

Current
Cash and cash equivalents		$12,113,995	$2,244,466
Prepaid expenses and other		198,893	177,730
Total current assets		12,312,888	2,422,196

Property and equipment		19,270	20,794
Capitalized acquisition costs	4	55,204,041	55,204,041

Total assets		$67,536,199	$57,647,031

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$23,161	$82,269
Accrued liabilities	5	360,474	346,569
Total liabilities		383,635	428,838

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 162,392,996 and 186,816,683 shares issued and outstanding at December 31, 2017 and June 30, 2018, respectively	7	277,748,250	265,616,642
Contributed surplus		34,573,493	34,459,264
Obligation to issue shares		-	63,593
Accumulated other comprehensive income		1,459,121	1,686,359
Deficit		(246,628,300)	(244,607,665)

Total shareholders’ equity		67,152,564	57,218,193

Total liabilities and shareholders’ equity		$67,536,199	$57,647,031

General Information and Nature of Operations (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2018 and 2017

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Six Months Ended
	Note	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating expenses
Consulting fees		$26,195	$74,080	$79,910	$146,775
Depreciation		762	998	1,524	1,997
Insurance		36,503	68,738	107,953	134,733
Investor relations		26,893	34,751	45,400	63,248
Mineral property exploration	4	706,115	668,389	910,327	1,379,505
Office		9,444	13,008	18,908	21,149
Other		4,095	5,411	8,376	9,948
Professional fees		50,308	64,899	102,271	115,118
Regulatory		20,486	17,397	79,169	74,696
Rent		33,933	35,445	67,865	70,794
Travel		12,026	16,278	30,315	47,731
Wages and benefits		350,447	579,570	878,110	1,035,984
Total operating expenses		(1,277,207)	(1,578,964)	(2,330,128)	(3,101,678)

Other income (expenses)
(Loss)/gain on foreign exchange		239,726	(78,001)	212,279	(244,125)
Interest income		41,066	7,119	42,429	17,980
Other income		41,000	22,200	54,785	22,200
Total other income (expenses)		321,792	(48,682)	309,493	(203,945)

Net loss for the period		(955,415)	(1,627,646)	(2,020,635)	(3,305,623)

Other comprehensive income (loss)
Unrealized gain/(loss) on marketable securities		1,559	(6,349)	(1,526)	(4,385)
Exchange difference on translating foreign operations		(250,574)	91,303	(225,712)	256,318
Total other comprehensive income (loss) for the period		(249,015)	84,954	(227,238)	251,933
Comprehensive loss for the period		$(1,204,430)	$(1,542,692)	$(2,247,873)	$(3,053,690)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding – basic and diluted		186,698,298	162,186,972	177,002,395	162,186,972

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018 and 2017

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2016	162,186,972	$265,569,796	$34,079,301	$-	$1,344,219	$(238,175,608)	$62,817,708
Share issuance costs	-	(45,000)	-	-	-	-	(45,000)
Stock-based compensation-options	-	-	13,127	-	-	-	13,127
Obligation to issue shares	-	-		99,492	-	-	99,492
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	(4,385)	-	(4,385)
Exchange difference on translating foreign operations	-	-	-	-	256,318	-	256,318
Net loss	-	-	-	-	-	(3,305,623)	(3,305,623)
Balance, June 30, 2017	162,186,972	265,524,796	34,092,428	99,492	1,596,152	(241,481,231)	59,831,637
Stock-based compensation-options	-	-	48,871	-	-	-	48,871
Stock-based compensation-DSUs	-	-	381,558	-	-	-	381,558
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	(4,132)	-	(4,132)
Exchange difference on translating foreign operations	-	-	-	-	94,339	-	94,339
Obligation to issue shares	-	-	(63,593)	(35,899)	-	-	(99,492)
Share issuance	206,024	99,492	-	-	-	-	99,492
Share issuance costs	-	(7,646)	-	-	-	-	(7,646)
Net loss	-	-	-	-	-	(3,126,434)	(3,126,434)
Balance, December 31, 2017	162,392,996	265,616,642	34,459,264	63,593	1,686,359	(244,607,665)	57,218,193
Stock-based compensation-options	-	-	179,265	-	-	-	179,265
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	(1,526)	-	(1,526)
Exchange difference on translating foreign operations	-	-	-	-	(225,712)	-	(225,712)
Obligation to issue shares	-	-	-	(63,593)	-	-	(63,593)
Share issuance	24,129,687	12,063,593	-	-	-	-	12,063,593
Share issuance costs	-	(111,379)	-	-	-	-	(111,379)
Exercise of options	294,000	114,358	-	-	-	-	114,358
Reallocation from contributed surplus	-	65,036	(65,036)	-	-	-	-
Net loss	-	-	-	-	-	(2,020,635)	(2,020,635)
Balance, June 30, 2018	186,816,683	$277,748,250	$34,573,493	$-	$1,459,121	$(246,628,300)	$67,152,564

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2018 and 2017

(Expressed in US Dollars - Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operating Activities
Loss for the period	$(2,020,635)	$(3,305,623)
Add items not affecting cash:
Depreciation	1,524	1,997
Stock-based compensation	179,265	13,127
Obligation to issue shares	-	99,492
Changes in non-cash items:
Prepaid expenses and other	(28,989)	(148,207)
Accounts payable and accrued liabilities	(42,852)	(124,900)
Cash used in operating activities	(1,911,687)	(3,464,114)

Financing Activities
Issuance of shares	12,114,358	-
Derivative payment	-	(14,694,169)
Share issuance costs	(111,379)	(45,000)
Cash provided by (used in) financing activities	12,002,979	(14,739,169)

Effect of foreign exchange on cash	(221,763)	258,762
Increase (decrease) in cash and cash equivalents	9,869,529	(17,944,521)
Cash and cash equivalents, beginning of the period	2,244,466	22,466,493

Cash and cash equivalents, end of the period	$12,113,995	$4,521,972

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Six Months Ended June 30, 2018 and 2017 (Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the "Company") is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At June 30, 2018, the Company controls a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at June 30, 2018, the Company had cash and cash equivalents of $12,113,995 compared to $2,244,466 at December 31, 2017. The Company has no revenue generating operations from which it can internally generate funds. On March 13, 2018, the Company completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12,000,000.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2018 and the results of its operations for the six months then ended.  Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The 2017 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Six Months Ended June 30, 2018 and 2017 (Expressed in US dollars – Unaudited)

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. These judgments, estimates and assumptions are continuously evaluated and are based on management’s experience and knowledge of the relevant facts and circumstances. While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

On August 9, 2018, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

Fair value as at June 30, 2018
Level 1
Financial assets:
Marketable securities	$13,327
Total	$13,327

Fair value as at December 31, 2017
Level 1
Financial assets:
Marketable securities	$15,543
Total	$15,543

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2017	$55,204,041
Acquisition costs	-
Balance, June 30, 2018	$55,204,041

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Six Months Ended June 30, 2018 and 2017 (Expressed in US dollars – Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the six months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Exploration costs:
Aircraft services	$4,200	$4,050
Assay	-	412,811
Environmental	107,014	106,905
Equipment rental	16,805	23,875
Field costs	63,084	68,128
Geological/geophysical	270,463	307,023
Land maintenance & tenure	421,005	415,305
Legal	26,511	37,272
Transportation and travel	1,245	4,136
Total expenditures for the period	$910,327	$1,379,505

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 113 kilometers (70 miles) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the six months ended June 30, 2018 and from the inception of this lease, the Company has paid $330,433 and $2,962,821, respectively.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the six months ended June 30, 2018 and from the inception of this lease, the Company has paid $50,000 and $730,000, respectively.

c)	a lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. During the six months ended June 30, 2018 and from the inception of this lease, the Company has paid $25,000 and $210,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Six Months Ended June 30, 2018 and 2017 (Expressed in US dollars – Unaudited)

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. During the six months ended June 30, 2018 and from the inception of this lease, the Company has paid $15,000 and $143,000, respectively.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Accrued liabilities	$303,633	$201,673
Accrued salaries and benefits	56,841	144,896
Total accrued liabilities	$360,474	$346,569

Accrued liabilities at June 30, 2018 include accruals for general corporate costs and project costs of $34,071 and $269,562, respectively. Accrued liabilities at December 31, 2017 include accruals for general corporate costs and project costs of $34,941 and $166,732, respectively.

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

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Six Months Ended June 30, 2018 and 2017 (Expressed in US dollars – Unaudited)

7.	SHARE CAPITAL

Authorized

500,000,000 common shares without par value. At December 31, 2017 and June 30, 2018, there were 162,392,996 and 186,816,683 shares issued and outstanding, respectively.

Share issuances

On March 13, 2018, the Company completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12,000,000. Share issuance costs included $111,379 related to the private placement. Following the resignation of director Mark Hamilton on November 6, 2017, the Company recognized an obligation to issue 129,687 common shares, with a value of $63,593. On March 27, 2018, the Company issued the 129,687 common shares in full satisfaction of the obligation. The Company also issued 294,000 common shares pursuant to the exercise of stock options for total proceeds of $114,358 and transferred related contributed surplus of $65,036 to share capital during the six months ended June 30, 2018.

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and reapproved by the Company’s shareholders on May 28, 2015 and May 30, 2018 (the “2006 Plan”). The essential elements of the 2006 Plan provide that the aggregate number of common shares of the Company’s capital stock that may be issued pursuant to options granted under the 2006 Plan may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the 2006 Plan will have a maximum term of ten years. The exercise price of options granted under the 2006 Plan shall be fixed in compliance with the applicable provisions of the TSX Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

On March 21, 2018, the Company granted incentive stock options to certain officers, employees and consultants of the Company to purchase a total of 420,085 common shares in the capital stock of the Company. The options vest 100% on the grant date with an expiry date of March 21, 2024. The exercise price of these options is C$0.61 per common share.

A summary of the status of the 2006 Plan as of June 30, 2018 and December 31, 2017 and changes is presented below:

	Six Months Ended			Year Ended
	June 30, 2018			December 31, 2017
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)

Balance, beginning of the period	4,477,000	$1.03		6,026,200	$1.61
Granted	420,085	$0.61		250,000	1.35
Exercised	(294,000)	$0.50		-	-
Cancelled	(400,000)	$1.01		(149,200)	1.24
Expired	(269,000)	$2.18		(1,650,000)	3.17
Balance, end of the period	3,934,085	$0.95	$62,403	4,477,000	$1.03	$38,220

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Six Months Ended June 30, 2018 and 2017 (Expressed in US dollars – Unaudited)

The weighted average remaining life of options outstanding at June 30, 2018 was 4.46 years.

Stock options outstanding are as follows:

	June 30, 2018			December 31, 2017
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
March 14, 2018	-	-	-	$2.18	300,000	300,000
February 25, 2022	$1.11	970,000	970,000	$1.11	1,030,000	1,030,000
February 25, 2022	$0.73	450,000	450,000	$0.73	540,000	540,000
March 10, 2022	$1.11	370,000	370,000	$1.11	430,000	430,000
March 16, 2023	$1.00	1,140,000	1,140,000	$1.00	1,260,000	1,260,000
March 16, 2023	$0.50	304,000	304,000	$0.50	637,000	637,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	420,085	420,085	-	-	-
February 1, 2025	$1.35	250,000	166,667	$1.35	250,000	83,333
		3,934,085	3,850,752		4,477,000	4,310,333

A summary of the non-vested options as of June 30, 2018 and changes during the six months ended June 30, 2018 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2017	166,667	$0.40
Granted	420,085	$0.48
Vested	(503,419)	$0.47
Outstanding at June 30, 2018	83,333	$0.40

At June 30, 2018, there was unrecognized compensation expense of C$15,549 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.59 years.

Share-based payments

During the six month period ended June 30, 2018, there were 420,085 stock options granted by the Company. Share-based payment charges for the six months ended June 30, 2018 totaled $179,265.

During the six month period ended June 30, 2017, there were no stock options granted by the Company. Share-based payment charges for the six months ended June 30, 2017 totaled $13,127.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

YTD June 30, 2018
Expected life of options	6 years
Risk-free interest rate	2.12%
Annualized volatility	93.67%
Dividend rate	0.00%
Exercise price (C$)	$0.61

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Six Months Ended June 30, 2018 and 2017 (Expressed in US dollars – Unaudited)

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). On May 24, 2017, at the Company’s Annual General Meeting of Shareholders, the DSU Plan was approved. The maximum aggregate number of common shares that may be issued under the DSU Plan and the 2006 Plan is 10% of the number of issued and outstanding common shares.

In accordance with the DSU Plan, on October 23, 2017 the Company granted each of the members of the Board (other than those directors nominated for election by Paulson & Co., Inc.) 129,687 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the TSX for the five trading days immediately preceding the grant) of C$0.62 per grant, or an aggregate of C$482,436. The DSUs entitle the holders to receive common shares without the payment of any consideration. The DSUs vested immediately upon being granted but the common shares underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

Following the resignation of director Mark Hamilton on November 6, 2017, the Company recorded an obligation to issue 129,687 DSUs valued at $63,593 (C$80,406). On March 27, 2018, the Company issued the 129,687 common shares in full satisfaction of the obligation.

DSUs outstanding are as follows:

	Six Months Ended		Year Ended
	June 30, 2018		December 31, 2017
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)
Balance, beginning of the period	648,435	$0.62	-	$0.62
Issued	-	$-	778,122	$0.62
Exercised	-	$-	(129,687)	$0.62
Balance, end of the period	648,435	$0.62	648,435	$0.62

8.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
June 30, 2018
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,344	10,926	19,270
Current assets	11,642,259	670,629	12,312,888
Total assets	$11,650,603	$55,885,596	$67,536,199
December 31, 2017
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,501	12,293	20,794
Current assets	1,794,494	627,702	2,422,196
Total assets	$1,802,995	$55,844,036	$57,647,031

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Six Months Ended June 30, 2018 and 2017 (Expressed in US dollars – Unaudited)

Three months ended	June 30, 2018	June 30, 2017
Net gain/(loss) for the period – Canada	$116,108	$(333,167)
Net loss for the period – United States	(1,071,523)	(1,294,479)
Net loss for the period	$(955,415)	$(1,627,646)

Six months ended	June 30, 2018	June 30, 2017
Net loss for the period – Canada	$(335,585)	$(762,987)
Net loss for the period – United States	(1,685,050)	(2,542,636)
Net loss for the period	$(2,020,635)	$(3,305,623)

9.	COMMITMENTS

The following table discloses, as of June 30, 2018, the Company’s contractual obligations, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2018	2019	2020	2021	2022	2023 and beyond	Total
Mineral Property Leases(1)	$-	$425,389	$430,420	$435,526	$440,709	$445,970	$2,178,014
Mining Claim Government Fees	114,825	114,825	114,825	114,825	114,825	114,825	688,950
Total	$114,825	$540,214	$545,245	$550,351	$555,534	$560,795	$2,866,964

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

10.	RELATED PARTY TRANSACTIONS

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

Mr. Hanneman was appointed Chief Operating Officer of the Company on March 26, 2015 and was subsequently appointed Chief Executive Officer of the Company effective January 31, 2017. Mr. Hanneman was a partner of the general partner, as well as a limited partner, of AN Gold Mines and held an 11.9% net interest in AN Gold Mines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. All currency amounts are stated in US dollars unless noted otherwise.

Current Business Activities

General

During the six months ended June 30, 2018 and to the date of this Quarterly Report on Form 10-Q, the Company announced on March 13, 2018 it had completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million.

On March 12, 2018, the Board approved a 2018 budget of $5.1 million. The work program incorporated in this budget will build upon the metallurgical studies undertaken in 2017 to continue to define and refine the project flowsheet. Using the improved mineralization and alteration models now available for the Livengood gold deposit arising from the work completed in 2017, 4000 kg of metallurgical composites have been selected based on location within the deposit and shipped to SGS Vancouver (“SGS”). SGS has begun processing portions of these samples to determine whether different recovery or cost parameters should be applied to different portions of the orebody. The engineering firm of BBA Inc. will continue to guide the metallurgical program. Work is also planned to advance the environmental baseline efforts needed to support future permitting.

The Company has sufficient funds to complete the test programs and engineering work currently underway.

Results of Operations

Summary of Quarterly Results

Description	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Net loss	$(955,415)	$(1,065,220)	$(1,380,921)	$(1,745,513)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Net loss	$(1,627,646)	$(1,677,977)	$(1,109,733)	$(1,524,589)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

The Company incurred a net loss of $955,415 for the three month period ended June 30, 2018, compared to a net loss of $1,627,646 for the three month period ended June 30, 2017.

Mineral property expenditures were $706,115 for the three months ended June 30, 2018 compared to $668,389 for the three months ended June 30, 2017. The increase of $37,726 is primarily due to the differences in the scope of technical and baseline environmental work completed during the periods.

Consulting costs were $26,195 for the three months ended June 30, 2018 compared to $74,080 for the three months ended June 30, 2017. The decrease of $47,885 is primarily due to the Company’s continued efforts to maintain or reduce spending.

Excluding share-based payment charges of $5,098 and $Nil for the 2018 and 2017 periods, respectively, wages and benefits for the three months ended June 30, 2018 decreased to $345,349 from $579,570 for the three months ended June 30, 2017 primarily due to staffing and compensation reductions.

Insurance costs decreased by $32,235 to $36,503 for the three months ended June 30, 2018 from $68,738 for the three months ended June 30, 2017 after the Company completed a review of coverage requirements.

Professional fees decreased by $14,591 to $50,308 for the three months ended June 30 from $64,899 for the three months ended June 30, 2017 due primarily to a decrease in legal fees related to further work in connection with property matters.

Share-based payment charges

Share-based payment charges for the three month periods ended June 30, 2018 and 2017 were allocated as follows:

Expense category:	June 30, 2018	June 30, 2017
Consulting	$-	$168
Investor relations	-	-
Wages and benefits	5,098	-
	$5,098	$168

Share-based payment charges were $5,098 during the three months ended June 30, 2018 compared to $168 during the three months ended June 30, 2017. The increase of $4,930 in share-based payment charges during the period was mainly the result of options issued during the three month period ended June 30, 2018 that were exercisable upon grant.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a gain of $321,792 during the three month period ended June 30, 2018 compared to a loss of $48,682 during the three month period ended June 30, 2017. The Company had a foreign exchange gain of $239,726 during the three month period ended June 30, 2018 compared to a loss of $78,001 during the three month period ended June 30, 2017 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the three month period ended June 30, 2018 was C$1 to US$0.7747 compared to C$1 to US$0.7437 during the three month period ended June 30, 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

The Company incurred a net loss of $2,020,635 for the six month period ended June 30, 2018, compared to a net loss of $3,305,623 for the six month period ended June 30, 2017.

Mineral property expenditures were $910,327 for the six months ended June 30, 2018 compared to $1,379,505 for the six months ended June 30, 2017. The decrease of $469,178 is primarily due to the differences in the scope of technical work completed during the periods.

Consulting fees were $79,910 for the six month period ended June 30, 2018 compared to $146,775 for the six month period ended June 30, 2017. The decrease of $66,865 is due primarily to decreased media support services and the Company’s continued efforts to maintain or reduce spending.

Excluding share-based payment charges of $173,297 and $9,322 for the 2018 and 2017 periods, respectively, wages and benefits for the six months ended June 30, 2018 decreased $321,850 to $704,813 from $1,026,662 for the six months ended June 30, 2017 primarily due to staffing and compensation reductions.

Insurance costs decreased by $26,780 to $107,953 for the six months ended June 30, 2018 from $134,733 for the six months ended June 30, 2017 after the Company completed a review of coverage requirements.

Professional fees were $102,271 for the six month period ended June 30, 2018, compared to $115,118 for the six month period ended June 30, 2017. The decrease of $12,847 is due primarily to decreased legal fees related to property matters.

Investor relations costs were $45,400 for the six months ended June 30, 2018 compared to $63,248 for the six months ended June 30, 2017. The decrease of $17,848 is primarily due to decreased costs for the 2018 Annual General Meeting materials.

Travel costs decreased by $17,416 to $30,315 for the six months ended June 30, 2018 from $47,731 for the six months ended June 30, 2017 due to the Company’s continued efforts to maintain or reduce spending.

Share-based payment charges

Share-based payment charges for the six month periods ended June 30, 2018 and 2017 were allocated as follows:

Expense category:	June 30, 2018	June 30, 2017
Consulting	$-	$2,957
Investor relations	5,968	848
Wages and benefits	173,297	9,322
	$179,265	$13,127

Share-based payment charges were $179,265 during the six months ended June 30, 2018 compared to $13,127 during the six months ended June 30, 2017. The increase of $166,138 in share-based payment charges during the period was mainly the result of options issued during the six month period ended June 30, 2018 that were exercisable upon grant.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a gain of $309,493 during the six month period ended June 30, 2018 compared to a loss of $203,945 during the six month period ended June 30, 2017. The Company had a foreign exchange gain of $212,279 during the six month period ended June 30, 2018 compared to a loss of $244,125 during the six month period ended June 30, 2017 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the six month period ended June 30, 2018 was C$1 to US$0.7827 compared to C$1 to US$0.7496 for the six month period ended June 30, 2017.

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

As at June 30, 2018, the Company had cash and cash equivalents of $12,113,995 compared to $2,244,466 at December 31, 2017. The increase of approximately $9.9 million resulted mainly from the completion of a $12.0 million non-brokered private placement on March 13, 2018 partially offset by expenditures on operating activities of approximately $2.3 million and a positive foreign currency transaction impact of approximately $0.2 million.

Financing activities during the six month period ended June 30, 2018 included completion of a non-brokered private placement pursuant to which the Company issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million. Share issuance costs included $111,379 related to the March 2018 private placement. Following the resignation of director Mark Hamilton on November 6, 2017, the Company recognized an obligation to issue 129,687 common shares, with a value of $63,593. On March 27, 2018, the Company issued the common shares in full satisfaction of the obligation. As a result of the exercise of stock options, $114,358 in proceeds was received on the issuance of 294,000 common shares.

Financing activities during the six month period ended June 30, 2017 included payment of the final derivative payment of approximately $14.7 million and share issuance costs related to a non-brokered private placement of common shares in December 2014 of $45,000.

The Company had no cash flows from investing activities during the six month periods ended June 30, 2018 and 2017.

As at June 30, 2018, the Company had working capital of $11,929,253 compared to working capital of $1,993,358 at December 31, 2017. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2018 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2019 fiscal year.

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

Contractual Obligations and Commitments

The following table discloses, as of June 30, 2018, the Company’s contractual obligations, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2018	2019	2020	2021	2022	2023 and beyond	Total
Mineral Property Leases(1)	$-	$425,389	$430,420	$435,526	$440,709	$445,970	$2,178,014
Mining Claim Government Fees	114,825	114,825	114,825	114,825	114,825	114,825	688,950
Total	$114,825	$540,214	$545,245	$550,351	$555,534	$560,795	$2,866,964

(1)	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2018, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended June 30, 2018, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2018

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 10, 2018