Form 10-Q
period 2018-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2018-11-02
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes    ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No    ☒

As of October 25, 2018, the registrant had 186,990,683 common shares outstanding.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible”, “plans” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at September 30, 2018 and December 31, 2017

(Expressed in US Dollars - Unaudited)

	Note	September 30, 2018	December 31, 2017
ASSETS

Current
Cash and cash equivalents		$11,068,457	$2,244,466
Prepaid expenses and other		184,172	177,730
Total current assets		11,252,629	2,422,196

Property and equipment		18,510	20,794
Capitalized acquisition costs	4	55,273,432	55,204,041

Total assets		$66,544,571	$57,647,031

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$126,491	$82,269
Accrued liabilities	5	288,377	346,569
Total liabilities		414,868	428,838

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 162,392,996 and 186,816,683 shares issued and outstanding at December 31, 2017 and September 30, 2018, respectively	7	277,748,250	265,616,642
Contributed surplus		34,578,584	34,459,264
Obligation to issue shares		-	63,593
Accumulated other comprehensive income		1,700,805	1,686,359
Deficit		(247,897,936)	(244,607,665)

Total shareholders’ equity		66,129,703	57,218,193

Total liabilities and shareholders’ equity		$66,544,571	$57,647,031

General Information and Nature of Operations (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2018 and 2017

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Operating expenses
Consulting fees		$30,679	$70,614	$110,589	$217,389
Depreciation		760	1,006	2,284	3,003
Insurance		30,573	74,134	138,526	208,867
Investor relations		6,551	9,504	51,951	72,752
Mineral property exploration	4	394,736	867,900	1,305,063	2,247,405
Office		8,013	6,338	26,921	27,487
Other		3,314	4,577	11,690	14,525
Professional fees		33,889	58,227	136,160	173,345
Regulatory		46,934	55,963	126,103	130,659
Rent		33,937	34,985	101,802	105,779
Travel		18,696	27,560	49,011	75,291
Wages and benefits		459,607	406,395	1,337,717	1,442,379
Total operating expenses		(1,067,689)	(1,617,203)	(3,397,817)	(4,718,881)

Other income (expenses)
Loss on foreign exchange		(219,327)	(133,815)	(7,048)	(377,940)
Interest income		37,327	5,505	79,756	23,485
Other income		(19,947)	-	34,838	22,200
Total other income (expenses)		(201,947)	(128,310)	107,546	(332,255)

Net loss for the period		(1,269,636)	(1,745,513)	(3,290,271)	(5,051,136)

Other comprehensive income (loss)
Unrealized loss on marketable securities		-	(1,587)	(1,526)	(5,972)
Reclassification of accumulated unrealized loss on available-for-sale securities to other income		22,352	-	22,352	-
Exchange difference on translating foreign operations		219,332	150,967	(6,380)	407,285
Total other comprehensive income (loss) for the period		241,684	149,380	14,446	401,313
Comprehensive loss for the period		$(1,027,952)	$(1,596,133)	$(3,275,825)	$(4,649,823)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding – basic and diluted		186,816,683	162,363,884	180,309,774	162,246,591

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018 and 2017

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2016	162,186,972	$265,569,796	$34,079,301	$-	$1,344,219	$(238,175,608)	$62,817,708
Shares for services	206,024	99,492	-	-	-	-	99,492
Share issuance costs	-	(45,147)	-	-	-	-	(45,147)
Stock-based compensation-options	-	-	13,127	-	-	-	13,127
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	(5,972)	-	(5,972)
Exchange difference on translating foreign operations	-	-	-	-	407,285	-	407,285
Net loss	-	-	-	-	-	(5,051,136)	(5,051,136)
Balance, September 30, 2017	162,392,996	265,624,141	34,092,428	-	1,745,532	(243,226,744)	58,235,357
Stock-based compensation-options	-	-	48,871	-	-	-	48,871
Stock-based compensation-DSUs	-	-	381,558	-	-	-	381,558
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	(2,545)	-	(2,545)
Exchange difference on translating foreign operations	-	-	-	-	(56,628)	-	(56,628)
Obligation to issue shares	-	-	(63,593)	63,593	-	-	-
Share issuance costs	-	(7,499)	-	-	-	-	(7,499)
Net loss	-	-	-	-	-	(1,380,921)	(1,380,921)
Balance, December 31, 2017	162,392,996	265,616,642	34,459,264	63,593	1,686,359	(244,607,665)	57,218,193
Stock-based compensation-options	-	-	184,356	-	-	-	184,356
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	(1,526)	-	(1,526)
Reclassification of accumulated unrealized loss on available-for-sale securities to other income	-	-	-	-	22,352	-	22,352
Exchange difference on translating foreign operations	-	-	-	-	(6,380)	-	(6,380)
Obligation to issue shares	-	-	-	(63,593)	-	-	(63,593)
Share issuance	24,129,687	12,063,593	-	-	-	-	12,063,593
Share issuance costs	-	(111,379)	-	-	-	-	(111,379)
Exercise of options	294,000	114,358	-	-	-	-	114,358
Reallocation from contributed surplus	-	65,036	(65,036)	-	-	-	-
Net loss	-	-	-	-	-	(3,290,271)	(3,290,271)
Balance, September 30, 2018	186,816,683	$277,748,250	$34,578,584	$-	$1,700,805	$(247,897,936)	$66,129,703

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2018 and 2017

(Expressed in US Dollars - Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Operating Activities
Loss for the period	$(3,290,271)	$(5,051,136)
Add items not affecting cash:
Depreciation	2,284	3,003
Stock-based compensation	184,356	13,127
Shares for services	-	99,492
Loss on sale of marketable securities	19,947	-
Changes in non-cash items:
Prepaid expenses and other	(25,646)	(372,217)
Accounts payable and accrued liabilities	(11,296)	254,670
Cash used in operating activities	(3,120,626)	(5,053,061)

Financing Activities
Issuance of common shares	12,114,358	-
Derivative payment	-	(14,694,169)
Share issuance costs	(111,379)	(45,147)
Cash provided by (used in) financing activities	12,002,979	(14,739,316)

Investing Activities
Capitalized acquisition costs	(69,391)	-
Sale of marketable securities	14,431	-
Cash used in financing activities	(54,960)	-

Effect of foreign exchange on cash	(3,402)	761,171
Increase (decrease) in cash and cash equivalents	8,823,991	(19,031,206)
Cash and cash equivalents, beginning of the period	2,244,466	22,466,493

Cash and cash equivalents, end of the period	$11,068,457	$3,435,287

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (an Alberta corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At September 30, 2018, the Company controls a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at September 30, 2018, the Company had cash and cash equivalents of $11,068,457 compared to $2,244,466 at December 31, 2017. The Company has no revenue generating operations from which it can internally generate funds. On March 13, 2018, the Company completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12,000,000.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2018 and the results of its operations for the nine months then ended.  Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The 2017 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

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

On November 1, 2018, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

Fair value as at September 30, 2018
Level 1
Financial assets:
Marketable securities	$-
Total	$-

During the period ended September 30, 2018, the Company sold:

i)	65,000 shares of Millrock Resources Inc. for gross proceeds of $7,802 resulting in a realized loss of $26,664.
ii)	40,000 shares of Dunnedin Ventures Inc. for gross proceeds of $4,699 resulting in a realized gain of $4,699.
iii)	13,333 shares of Solstice Gold Corp. for gross proceeds of $2,018 resulting in a realized gain of $2,018.

Fair value as at December 31, 2017
Level 1
Financial assets:
Marketable securities	$15,543
Total	$15,543

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Expressed in US dollars – Unaudited)

Capitalized acquisition costs	Amount
Balance, December 31, 2017	$55,204,041
Acquisition costs	69,391
Balance, September 30, 2018	$55,273,432

The following table presents costs incurred for exploration and evaluation activities for the nine months ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Exploration costs:
Aircraft services	$4,200	$6,220
Assay	-	412,811
Environmental	178,918	203,344
Equipment rental	26,367	35,542
Field costs	74,424	91,569
Geological/geophysical	541,191	932,642
Land maintenance & tenure	431,875	496,910
Legal	44,461	57,246
Transportation and travel	3,627	11,121
Total expenditures for the period	$1,305,063	$2,247,405

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 113 kilometers (70 miles) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the nine months ended September 30, 2018 and from the inception of this lease, the Company has paid $330,433 and $2,962,821, respectively.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the nine months ended September 30, 2018 and from the inception of this lease, the Company has paid $50,000 and $730,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Expressed in US dollars – Unaudited)

c)	a lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. During the nine months ended September 30, 2018 and from the inception of this lease, the Company has paid $25,000 and $210,000, respectively.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. During the nine months ended September 30, 2018 and from the inception of this lease, the Company has paid $15,000 and $143,000, respectively.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Accrued liabilities	$96,367	$201,673
Accrued severance	154,278	-
Accrued salaries and benefits	37,732	144,896
Total accrued liabilities	$288,377	$346,569

Accrued liabilities at September 30, 2018 include accruals for general corporate costs and project costs of $44,252 and $52,115, respectively. Accrued liabilities at December 31, 2017 include accruals for general corporate costs and project costs of $34,941 and $166,732, respectively.

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

Nine Months Ended September 30, 2018 and 2017

(Expressed in US dollars – Unaudited)

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

Authorized

500,000,000 common shares without par value. At December 31, 2017 and September 30, 2018, there were 162,392,996 and 186,816,683 shares issued and outstanding, respectively.

Share issuances

On March 13, 2018, the Company completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12,000,000. Share issuance costs included $111,379 related to the private placement. Following the resignation of director Mark Hamilton on November 6, 2017, the Company recognized an obligation to issue 129,687 common shares, with a value of $63,593. On March 27, 2018, the Company issued the 129,687 common shares in full satisfaction of the obligation. The Company also issued 294,000 common shares pursuant to the exercise of stock options for total proceeds of $114,358 and transferred related contributed surplus of $65,036 to share capital during the nine months ended September 30, 2018.

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

On March 21, 2018, the Company granted incentive stock options to certain officers, employees and consultants of the Company to purchase a total of 420,085 common shares of the Company. The options vest 100% on the grant date with an expiry date of March 21, 2024. The exercise price of these options is C$0.61 per common share.

A summary of the status of the 2006 Plan as of September 30, 2018 and December 31, 2017 and changes is presented below:

	Nine Months Ended			Year Ended
	September 30, 2018			December 31, 2017
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)

Balance, beginning of the period	4,477,000	$1.03		6,026,200	$1.61
Granted	420,085	$0.61		250,000	1.35
Exercised	(294,000)	$0.50		-	-
Cancelled	(400,000)	$1.01		(149,200)	1.24
Expired	(269,000)	$2.18		(1,650,000)	3.17
Balance, end of the period	3,934,085	$0.95	$30,400	4,477,000	$1.03	$38,220

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Expressed in US dollars – Unaudited)

The weighted average remaining life of options outstanding at September 30, 2018 was 4.21 years.

Stock options outstanding are as follows:

	September 30, 2018			December 31, 2017
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
March 14, 2018	-	-	-	$2.18	300,000	300,000
February 25, 2022	$1.11	970,000	970,000	$1.11	1,030,000	1,030,000
February 25, 2022	$0.73	450,000	450,000	$0.73	540,000	540,000
March 10, 2022	$1.11	370,000	370,000	$1.11	430,000	430,000
March 16, 2023	$1.00	1,140,000	1,140,000	$1.00	1,260,000	1,260,000
March 16, 2023	$0.50	304,000	304,000	$0.50	637,000	637,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	420,085	420,085	-	-	-
February 1, 2025	$1.35	250,000	166,667	$1.35	250,000	83,333
		3,934,085	3,850,752		4,477,000	4,310,333

A summary of the non-vested options as of September 30, 2018 and changes during the nine months ended September 30, 2018 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2017	166,667	$0.40
Granted	420,085	$0.48
Vested	(503,419)	$0.47
Outstanding at September 30, 2018	83,333	$0.40

At September 30, 2018, there was unrecognized compensation expense of C$8,895 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.34 years.

Share-based payments

During the nine month period ended September 30, 2018, there were 420,085 stock options granted by the Company. Share-based payment charges for the nine months ended September 30, 2018 totaled $184,356.

During the nine month period ended September 30, 2017, there were no stock options granted by the Company. Share-based payment charges for the nine months ended September 30, 2017 totaled $13,127.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

YTD September 30, 2018
Expected life of options	6 years
Risk-free interest rate	2.12%
Annualized volatility	93.67%
Dividend rate	0.00%
Exercise price (C$)	$0.61

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

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

DSUs outstanding are as follows:

	Nine Months Ended		Year Ended
	September 30, 2018		December 31, 2017
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)
Balance, beginning of the period	648,435	$0.62	-	$0.62
Issued	-	$-	778,122	$0.62
Exercised	-	$-	(129,687)	$0.62
Balance, end of the period	648,435	$0.62	648,435	$0.62

8.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
September 30, 2018
Capitalized acquisition costs	$-	$55,273,432	$55,273,432
Property and equipment	8,267	10,243	18,510
Current assets	10,535,275	717,354	11,252,629
Total assets	$10,543,542	$56,001,029	$66,544,571
December 31, 2017
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,501	12,293	20,794
Current assets	1,794,494	627,702	2,422,196
Total assets	$1,802,995	$55,844,036	$57,647,031

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018 and 2017

(Expressed in US dollars – Unaudited)

Three months ended	September 30, 2018	September 30, 2017
Net loss for the period – Canada	$(337,412)	$(385,257)
Net loss for the period – United States	(932,224)	(1,360,256)
Net loss for the period	$(1,269,636)	$(1,745,513)

Nine months ended	September 30, 2018	September 30, 2017
Net loss for the period – Canada	$(672,997)	$(1,148,244)
Net loss for the period – United States	(2,617,274)	(3,902,892)
Net loss for the period	$(3,290,271)	$(5,051,136)

9.	COMMITMENTS

The following table discloses, as of September 30, 2018, the Company’s contractual obligations, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2018	2019	2020	2021	2022	2023 and beyond	Total
Mineral Property Leases(1)	$-	$425,389	$430,420	$435,526	$440,709	$445,970	$2,178,014
Mining Claim Government Fees	76,850	114,825	114,825	114,825	114,825	114,825	650,975
Total	$76,850	$540,214	$545,245	$550,351	$555,534	$560,795	$2,828,989

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

10.	RELATED PARTY TRANSACTIONS

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

Nine Months Ended September 30, 2018 and 2017

(Expressed in US dollars – Unaudited)

Mr. Hanneman was appointed Chief Operating Officer of the Company on March 26, 2015 and was subsequently appointed Chief Executive Officer of the Company effective January 31, 2017. Mr. Hanneman was a partner of the general partner, as well as a limited partner, of AN Gold Mines and held an 11.9% net interest in AN Gold Mines.

11.	SUBSEQUENT EVENTS

In accordance with the Company’s DSU Plan, on October 17, 2018 the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 101,220 DSUs with a grant date fair value of CAD 0.82 per grant, or an aggregate of CAD 581,000. The DSUs entitle the holders to receive shares of the Company’s Common Stock without the payment of any consideration. The DSUs vested immediately upon being granted but the shares of Common Stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. All currency amounts are stated in US dollars unless noted otherwise.

Current Business Activities

General

During the nine months ended September 30, 2018 and to the date of this Quarterly Report on Form 10-Q, the Company announced on March 13, 2018 that it had completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million.

On March 12, 2018, the Board approved a 2018 budget of $5.1 million. The work program incorporated in this budget will build upon the metallurgical studies undertaken in 2017 to continue to define and refine the Project flowsheet. Using the improved mineralization and alteration models now available for the Livengood gold deposit arising from the work completed in 2017, 4000 kg of metallurgical composites were selected based on location within the deposit and shipped to SGS Vancouver (“SGS”). SGS has completed processing portions of these samples and the data are being evaluated to determine whether different recovery or cost parameters should be applied to different portions of the orebody. The engineering firm of BBA Inc. will continue to guide the metallurgical program. Work is also planned to advance the environmental baseline efforts needed to support future permitting.

The Company believes it has sufficient funds to complete the test programs and engineering work currently underway.

In accordance with the Company’s DSU Plan, on October 17, 2018 the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 101,220 DSUs with a grant date fair value of CAD 0.82 per grant, or an aggregate of CAD 581,000. The DSUs entitle the holders to receive shares of the Company’s Common Stock without the payment of any consideration. The DSUs vested immediately upon being granted but the shares of Common Stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

Results of Operations

Summary of Quarterly Results

Description	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Net loss	$(1,269,636)	$(955,415)	$(1,065,220)	$(1,380,921)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Net loss	$(1,745,513)	$(1,627,646)	$(1,677,977)	$(1,109,733)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

The Company incurred a net loss of $1,269,636 for the three month period ended September 30, 2018, compared to a net loss of $1,745,513 for the three month period ended September 30, 2017.

Mineral property expenditures were $394,736 for the three months ended September 30, 2018 compared to $867,900 for the three months ended September 30, 2017. The decrease of $473,164 is primarily due to the differences in the scope of technical and baseline environmental work completed during the periods.

Consulting costs were $30,679 for the three months ended September 30, 2018 compared to $70,614 for the three months ended September 30, 2017. The decrease of $39,935 is primarily due to the Company’s continued efforts to maintain or reduce spending.

Insurance costs were $30,573 for the three months ended September 30, 2018 compared to $74,134 for the three months ended September 30, 2017. The decrease of $43,561 resulted after the Company completed a review of current coverage requirements.

Professional fees were $33,889 for the three months ended September 30 compared to $58,227 for the three months ended September 30, 2017. The decrease of $24,338 is primarily due to a decrease in legal fees related to further work in connection with property matters.

Excluding share-based payment charges of $5,091 and $Nil for the 2018 and 2017 periods, respectively, wages and benefits for the three months ended September 30, 2018 increased to $459,607 from $406,395 for the three months ended September 30, 2017. The increase of $48,121 is due to severance accruals partially offset by staffing and compensation reductions.

Share-based payment charges

Share-based payment charges for the three month periods ended September 30, 2018 and 2017 were allocated as follows:

Expense category:	September 30, 2018	September 30, 2017
Wages and benefits	$5,091	$-
	$5,091	$-

Share-based payment charges were $5,091 during the three months ended September 30, 2018 compared to $Nil during the three months ended September 30, 2017. The increase of $5,091 in share-based payment charges during the period was mainly the result of options issued during the three month period ended September 30, 2018 that were exercisable upon grant.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a loss of $201,947 during the three month period ended September 30, 2018 compared to a loss of $128,310 during the three month period ended September 30, 2017. The Company had a foreign exchange loss of $219,327 during the three month period ended September 30, 2018 compared to a loss of $133,815 during the three month period ended September 30, 2017 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the three month period ended September 30, 2018 was C$1 to US$0.7652 compared to C$1 to US$0.7984 during the three month period ended September 30, 2017.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

The Company incurred a net loss of $3,290,271 for the nine month period ended September 30, 2018, compared to a net loss of $5,051,136 for the nine month period ended September 30, 2017.

Mineral property expenditures were $1,305,063 for the nine months ended September 30, 2018 compared to $2,247,405 for the nine months ended September 30, 2017. The decrease of $942,342 is primarily due to the differences in the scope of technical work completed during the periods.

Consulting fees were $110,589 for the nine months ended September 30, 2018 compared to $217,389 for the nine months ended September 30, 2017. The decrease of $106,800 is due primarily to decreased media support services and the Company’s continued efforts to maintain or reduce spending.

Insurance costs were $138,526 for the nine months ended September 30, 2018 compared to $208,867 for the nine months ended September 30, 2017. The decrease of $70,341 resulted after the Company completed a review of coverage requirements.

Investor relations costs were $51,951 for the nine months ended September 30, 2018 compared to $72,752 for the nine months ended September 30, 2017. The decrease of $20,801 is primarily due to decreased costs for the 2018 Annual General Meeting materials and reduced Investor Relations support.

Professional fees were $136,160 for the nine months ended September 30, 2018, compared to $173,345 for the nine months ended September 30, 2017. The decrease of $37,185 is due primarily to decreased legal fees related to property matters.

Travel costs were $49,011 for the nine months ended September 30, 2018 compared to $75,291 for the nine months ended September 30, 2017. The decrease of $26,280 is due to the Company’s continued efforts to maintain or reduce spending.

Excluding share-based payment charges of $178,388 and $9,322 for the 2018 and 2017 periods, respectively, wages and benefits for the nine months ended September 30, 2018 decreased $104,662 to $1,337,717 from $1,442,379 for the nine months ended September 30, 2017 due to staffing and compensation reductions partially offset by severance accruals.

Share-based payment charges

Share-based payment charges for the nine month periods ended September 30, 2018 and 2017 were allocated as follows:

Expense category:	September 30, 2018	September 30, 2017
Consulting	$-	$2,957
Investor relations	5,968	848
Wages and benefits	178,388	9,322
	$184,356	$13,127

Share-based payment charges were $184,356 during the nine months ended September 30, 2018 compared to $13,127 during the nine months ended September 30, 2017. The increase of $171,229 in share-based payment charges during the period was mainly the result of options issued during the nine month period ended September 30, 2018 that were exercisable upon grant.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a gain of $107,546 during the nine month period ended September 30, 2018 compared to a loss of $332,255 during the nine month period ended September 30, 2017. The Company had a foreign exchange loss of $7,048 during the nine month period ended September 30, 2018 compared to a loss of $377,940 during the nine month period ended September 30, 2017 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the nine month period ended September 30, 2018 was C$1 to US$0.7769 compared to C$1 to US$0.7657 for the nine month period ended September 30, 2017.

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

As at September 30, 2018, the Company had cash and cash equivalents of $11,068,457 compared to $2,244,466 at December 31, 2017. The increase of approximately $8.8 million resulted mainly from the completion of a $12.0 million non-brokered private placement on March 13, 2018 and interest income of $0.1 million partially offset by expenditures on operating activities of approximately $3.3 million.

Financing activities during the nine month period ended September 30, 2018 included completion of a non-brokered private placement pursuant to which the Company issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million. Share issuance costs included $111,379 related to the March 2018 private placement. Following the resignation of director Mark Hamilton on November 6, 2017, the Company recognized an obligation to issue 129,687 common shares, with a value of $63,593. On March 27, 2018, the Company issued the common shares in full satisfaction of the obligation. As a result of the exercise of stock options, $114,358 in proceeds was received on the issuance of 294,000 common shares.

Financing activities during the nine month period ended September 30, 2017 included payment of the final derivative payment of approximately $14.7 million. Share issuance costs included $45,000 related to a non-brokered private placement of common shares in December 2014 and $147 related to the share issuance to the previous CEO.

Investing activities during the nine month period ended September 30, 2018 comprised of the capitalized acquisition costs of $69,391 for land acquisitions that closed in the third quarter and proceeds of $14,431 from the sale of marketable securities. The Company had no cash flows from investing activities during the nine month period ended September 30, 2017.

As at September 30, 2018, the Company had working capital of $10,837,761 compared to working capital of $1,993,358 at December 31, 2017. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2018 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2019 fiscal year.

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

Contractual Obligations and Commitments

The following table discloses, as of September 30, 2018, the Company’s contractual obligations, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2018	2019	2020	2021	2022	2023 and beyond	Total
Mineral Property Leases(1)	$-	$425,389	$430,420	$435,526	$440,709	$445,970	$2,178,014
Mining Claim Government Fees	76,850	114,825	114,825	114,825	114,825	114,825	650,975
Total	$76,850	$540,214	$545,245	$550,351	$555,534	$560,795	$2,828,989

(1)	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2018, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended September 30, 2018, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2018

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 2, 2018