Form 10-K
period 2018-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2019-03-15
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Based on the last sale price on the NYSE American of the registrant’s Common Shares on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) of $0.50 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $48.1 million.

As of March 8, 2019, the registrant had 187,111,857 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference into this report.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward looking statements may include, but are not limited to, statements concerning:

•	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to be able to raise the necessary funds to continue operations on acceptable terms, if at all;
•	the potential to improve the block model or production schedule at the Livengood Gold Project,
•	the potential for opportunities to improve recovery or further reduce costs at the Livengood Gold Project;
•	the Company’s ability to potentially include the results of the optimization process in a new or updated feasibility study or any future financial analysis of the Project, and the estimated cost of such optimization process;
•	the Company’s ability to carry forward and incorporate into future engineering studies of the Project updated mine design, production schedule, and recovery concepts identified during the optimization process;
•	the potential for the Company to carry out an engineering phase that will evaluate and optimize the Project configuration and capital and operating expenses, including determining the optimum scale for the Project;
•	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;
•	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Project;
•	the potential for the expansion of the estimated resources at the Livengood Gold Project;
•	the potential for a production decision concerning, and any production at, the Livengood Gold Project;
•	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;
•	the Company’s estimates of the quality and quantity of the resources at the Livengood Gold Project;
•	the timing and cost of any future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom;
•	the expected reduction in overhead expenses; and
•	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

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

GLOSSARY OF TERMS

The following is a glossary of certain terms that may be used in this report.

“alteration”	Changes in the chemical or mineralogical composition of a rock, generally produced by weathering or hydrothermal solutions
“anomalous”	Departing from the expected or normal
“April 2017 Report”	The technical report entitled “Canadian National Instrument 43-101 Technical Report Pre-feasibility Study on the Livengood Gold Project, Livengood, Alaska, USA” dated April 10, 2017 and prepared by certain Qualified Persons under NI 43-101, as filed under the Company’s profile on SEDAR at www.sedar.com
“As”	Arsenic
“basalt”	A dark coloured igneous rock, commonly extrusive – the fine grained equivalent of gabbro
“biotite”	A common rock forming mineral of the mica group
“Board”	The Board of Directors of ITH
“chert”	A hard, dense microcrystalline or cryptocrystalline sedimentary rock, consisting chiefly of interlocking crystals of quartz less than about 30 microns in diameter
“clastic”	Pertaining to a rock or sediment composed principally of fragments derived from pre-existing rocks or minerals and transported some distance from their places of origin; also said of the texture of such a rock
“cm”	Centimeters
“common shares”	The common shares without par value in the capital of ITH as the same are constituted on the date hereof
“conglomerate”	A coarse grained clastic sedimentary rock, composed of rounded to sub-angular fragments larger than 2mm in diameter set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica or hardened clay
“Corvus”	Corvus Gold Inc., a company subsisting under the laws of British Columbia which was spun off from the Company in August, 2010
“deformation”	A general term for the processes of folding, faulting, shearing, compression, or extension of rocks as a result of various earth forces
“deposit”	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical and economic factors are resolved
“diamond drill”	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock which is recovered in long cylindrical sections, an inch or more in diameter
“dip”	The angle that a stratum or any planar feature makes with the horizontal, measured perpendicular to the strike and in the vertical plane
“dike”	A tabular body of igneous rock that cuts across the structure of adjacent rocks or cuts massive rocks
“director”	A member of the Board of Directors of ITH
“disseminated”	Fine particles of mineral dispersed throughout the enclosing rock
“epigenetic”	Of or relating to a mineral deposit of origin later than that of the enclosing rocks
“g/t”	Grams per metric tonne
“gabbro”	A group of dark coloured, basic intrusive igneous rocks – the approximate intrusive equivalent of basalt

“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“ITH”	International Tower Hill Mines Ltd., a company existing under the laws of British Columbia
“intrusion”	The process of the emplacement of magma in pre-existing rock, magmatic activity. Also, the igneous rock mass so formed
“intrusive”	Of or pertaining to intrusion, both the process and the rock so formed
“kg”	Kilograms
“km”	Kilometers
“lode”	A vein of metal ore in the earth.
“m”	Meters
“mm”	Millimeters
“mafic”	Said of an igneous rock composed chiefly of dark, ferromagnesian minerals, also, said of those minerals
“magma”	Naturally occurring molten rock material, generated within the earth and capable of intrusion and extrusion, from which igneous rocks have been derived through solidification and related processes
“magmatic”	Of, or pertaining to, or derived from, magma
“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
“mineral reserve”	The economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of “modifying factors” (which are defined in NI 43-101 as considerations used to convert mineral resources to mineral reserves. These include, but are not restricted to, mining processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors). Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. It is important that, in all situations where the reference point is different, such as for a saleable product, a clarifying statement is included to ensure that the reader is fully informed as to what is being reported. The public disclosure of a mineral reserve must be demonstrated by a pre-feasibility study or feasibility study.
“mineral resource”	A concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.
“mineralization”	The concentration of metals and their chemical compounds within a body of rock
“NI 43-101”	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
“NSR”	Net smelter return
“NYSE American”	NYSE American (formerly, NYSE MKT and the American Stock Exchange)

“ophiolite”	An assemblage of mafic and ultramafic igneous rocks ranging from spilite and basalt to gabbro and peridotite, and always derived from them by later metamorphism, whose origin is associated with an early phase of the development of a geosyncline
“RC”	A method of drilling whereby rock cuttings generated by the drill bit are flushed up from the bit face to the surface through the drill rods by air or drilling fluids for collection and analysis
“Sb”	Antimony
“sedimentary”	Pertaining to or containing sediment (typically, solid fragmental material transported and deposited by wind, water or ice that forms in layers in loose unconsolidated form), or formed by its deposition
“sill”	A tabular igneous intrusion that parallels the planar structure of the surrounding rock
“strike”	The direction taken by a structural surface
“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“tectonic”	Pertaining to the forces involved in, or the resulting structures of, tectonics
“tectonics”	A branch of geology dealing with the broad architecture of the outer part of the earth, that is, the major structural or deformational features and their relations, origin and historical evolution
“TSX”	Toronto Stock Exchange
“ultramafic”	Said of an igneous rock composed chiefly of mafic minerals
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheet-like form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
“volcaniclastic”	Pertaining to a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment

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

PART I

ITEM 1. BUSINESS

Overview

ITH is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company is in the process of optimizing the Livengood Gold Project as discussed below. The Company has not yet begun preparation for the extraction of mineralization from the deposit or reached commercial production. The Company controls 100% of the Livengood Gold Project, which has a current (as at August 26, 2016) mineral resource of 497 million measured tonnes at an average grade of 0.68 g/tonne (10.84 million ounces), 28 million indicated tonnes at an average grade of 0.69 g/tonne (0.62 million ounces) and 53 million inferred tonnes at an average grade of 0.66 g/tonne (1.1 million ounces). In 2017, the Company issued the results of a pre-feasibility study that was summarized in the April 2017 Report which converted a portion of the mineral resources at the Project into proven reserves of 378 million tonnes at an average grade of 0.71 g/tonne (8.62 million ounces) and probable reserves of 14 million tonnes at an average grade of 0.72 g/tonne (353,000 ounces) based on a gold price of $1,250 per ounce. All work presently planned by the Company is directed at maintaining necessary environmental baseline activities at the Livengood Gold Project and focusing efforts on Project optimization opportunities, including those identified in the April 2017 Report. A more complete description of the Livengood Gold Project and the current activities is set forth in Part I, Item 2 and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

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

The head office and principal executive address of ITH is located at Suite 2300 – 1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3, and its registered and records office is located at 2400 – 745 Thurlow Street, Vancouver, British Columbia, Canada  V6E 0C5.

2018

Livengood Gold Project Developments

During the year ended December 31, 2018 and to the date of this Annual Report on Form 10-K, the Company progressed on a number of opportunities with the potential for optimization and reducing the costs of building and operating a mine at the Project. Outside consultants were retained to conduct additional metallurgical tests and engineering, including confirmation of the flow sheet and optimizing the operating costs. Using the improved mineralization and alteration models now available for the Livengood gold deposit arising from the work completed in 2017, 4,000 kg of metallurgical composites were selected and shipped to SGS Vancouver. Approximately 2,000 kg of these samples were processed during 2018 to evaluate optimum grind size and to determine whether different recovery parameters should be applied to different areas of the orebody. The engineering firm of BBA Inc. (“BBA”) was retained to continue to guide the metallurgical program. During 2018, the Company also completed work to advance the environmental baseline efforts needed to support future permitting.

Director Changes

On March 16, 2018, Mr. Victor Flores notified the Board of his decision to resign as director effective on March 21, 2018. Mr. Flores was nominated for election as director by Paulson & Co., Inc. (“Paulson”) pursuant to that certain Investor Rights Agreement, dated December 28, 2016, between the Company and Paulson. Effective on March 22, 2018, the Company appointed Damola Adamolekun as a director, filling the vacancy created by the resignation of Mr. Flores.

The Board appointed Mr. Stuart Harshaw to the Board effective April 1, 2018, to fill the vacancy that resulted from General Hamilton’s November 6, 2017 resignation.

At the 2018 Annual General Meeting of shareholders in Vancouver, B.C. on May 30, 2018, the shareholders fixed the size of the board at nine with the addition of Mr. Karl Hanneman, CEO of the Company.

Financing

On March 13, 2018, the Company completed a non-brokered private placement pursuant in which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million. The Company intends to use the funds for continuation of optimization studies in the attempt to further improve and de-risk the Project, for required environmental baseline studies, and for general working capital purposes.

Other Developments

On March 12, 2018, the Board approved recommendations by management to further reduce corporate overhead costs, including a reduction in CEO salary by 50% (reflecting an approximate 50% reduction in the amount of time the CEO will spend working on the Project), a reduction in board cash compensation and expense, and staff reductions as appropriate as critical work is completed. Depending upon the level of technical work or permitting efforts underway in future years, these cost savings are expected to bring total project general and administrative costs into the range of $2.5 million per year.

2019

Outlook

On November 1, 2018, the Board approved a 2019 budget of $3.7 million. The work program incorporated in this budget will build upon the metallurgical studies undertaken in 2018 to continue to define and refine the project flowsheet. Approximately 2,000 kg of samples will be processed in 2019 to evaluate optimum grind size and to determine whether different recovery parameters should be applied to different areas of the orebody. BBA will be retained to continue to guide the metallurgical program. Work is also planned to advance the environmental baseline efforts needed to support future permitting.

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

ITH has established a Technical Committee, which has adopted a formal, written charter. As set out in its charter, the overall purpose of the Technical Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the Company’s continuing commitment to improving the environment and ensuring that activities are carried out and facilities are operated and maintained in a safe and environmentally sound manner that reflects the ideals and principles of sustainable development. The primary function of the Technical Committee is to monitor, review and provide oversight with respect to the technical aspects of the Company’s projects as well as monitor policies, standards, and programs relative to health, safety, community relations and environmental-related matters. The Technical Committee also advises the Board and makes recommendations for the Board’s consideration regarding health, safety, community relations and environmental-related issues.

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

Availability of Raw Materials and Skilled Employees

All aspects of the Company’s business require specialized skills and knowledge. Such skills and knowledge include the areas of geology, drilling, logistical planning, preparation of feasibility studies, permitting, construction and operation of a mine, financing and accounting. Since commencing its current operations in mid-2006, the Company has found and retained appropriate employees and consultants and believes it will continue to be able to do so in the future.

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

Employees

At December 31, 2018, the Company had 3 employees. The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering, community engagement and investor relations, and corporate governance.

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

Available Information

ITH maintains an internet website at www.ithmines.com. The Company makes available, free of charge, through the Investors section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC and its Annual Information Form, press releases and material change reports and other reports filed on the System for Electronic Document Analysis and Retrieval (SEDAR). The Company’s SEC filings are available from the SEC’s internet website at www.sec.gov which contains reports, proxy and information statements and other information regarding issuers that file electronically. The Company’s SEDAR filings are available from SEDAR’s internet website at www.sedar.com under the Company’s profile. The contents of these websites are not incorporated into this report and the references to the URLs for these websites are intended to be inactive textual references only.

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

Our only property at this time is our Livengood Gold Project, which is in the exploration stage. We have issued the April 2017 Report on the Livengood Gold Project which indicates that the Project generates a minimal positive return at a gold price of $1,250 per ounce. The price of gold was $1,297 per ounce as of March 8, 2019, and the Project as contemplated in the April 2017 Report is not commercially viable at current gold prices. While management is exploring opportunities identified in the April 2017 Report for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful, that any of the optimization opportunities or cost savings will in fact be realized or that the price of gold will increase sufficiently to warrant a decision to develop the Project. If the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose most or all of their investment in our common shares.

While we may be successful in outlining potential optimizations that might improve the economics of the Project, there can be no assurance that any such optimizations can actually be incorporated into the Project.

While a review of the pre-feasibility test work to date on the Project indicates that there is the potential to further optimize the specific parameters of the Project, and that such optimizations may result in lower capital costs and operating costs for the Project, there can be no assurance that, even if such optimizations can be achieved and shown to have such effect, it will be possible to actually change the scope, size, scale and parameters of any revised Project configuration to actually incorporate the optimized results. Even if such optimization testwork shows that optimization will improve capital or operating costs for the Project, it may not be possible to re-scale the Project so as to take advantage of all or any part of the optimized processes and therefore it may not be possible, in fact, to derive any benefit from the optimization work or studies carried out. If we are not able to actually incorporate the optimized results, our business would be materially adversely affected and our shareholders could lose all or a substantial portion of their investment.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses and have had no revenue from operations since inception, and we expect to continue to incur losses in the foreseeable future. We have not commenced commercial production on the Livengood Gold Project and we have no other mineral properties. We have no revenues from operations, and we anticipate we will have no operating revenues and will continue to incur operating losses until such time, if ever, as we place the Livengood Gold Project into production and such project generates sufficient revenues to fund continuing operations. The Project is currently in the exploration stage and, as contemplated in the April 2017 Report, is not commercially viable at current gold prices. Our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at the Livengood Gold Project.

We are an exploration stage company and have no history producing metals from our properties. Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products or metals and the Livengood Gold Project is not currently producing. There can be no assurance that the Livengood Gold Project will be successfully placed into production, produce minerals in commercial quantities, or otherwise generate operating earnings. Advancing properties from the exploration stage into development and commercial production requires significant capital and time and will be subject to further feasibility studies, permitting requirements and construction of the mine, processing plants, roads and related works and infrastructure. We will continue to incur losses until such time, if ever, as our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future. If we are unable to generate revenues or profits, our shareholders might not be able to realize returns on their investment in our common shares.

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

	High	Low	Average
2014	$1,385	$1,142	$1,266
2015	$1,296	$1,049	$1,159
2016	$1,366	$1,077	$1,250
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,269
January 1, 2019 to March 8, 2019	$1,344	$1,280	$1,304

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

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. Similarly, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Canadian Income Tax Act (“Canadian Tax Act”), and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code or an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act, and adversely affect our ability to utilize our NOLs in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Risks Related to Our Common Shares

Our share price may be volatile and as a result you could lose all or part of your investment.

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. It may be anticipated that any quoted market for our common shares will be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2018, the price of our common shares on the Toronto Stock Exchange ranged from a low of C$0.48 to a high of C$0.94, and on the NYSE American ranged from a low of $0.36 to a high of $0.75. From January 1, 2019 to March 8, 2019, the price of our common shares on the TSX ranged from a low of C$0.67 to a high of C$0.85, and on the NYSE American ranged from a low of $0.49 to a high of $0.64. There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, our shareholders may be unable to resell their shares at a desired price.

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

We believe that we likely were a passive foreign investment company (“PFIC”) during the fiscal year ended December 31, 2018, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2018, and we expect that we will be a PFIC in the current year and that we may continue to be classified as a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If ITH is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

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

The Livengood Gold Project straddles and is accessed via the Elliot Highway, a paved, all weather road linking the north slope oil fields at Prudhoe Bay to central and southern Alaska through Fairbanks. At present there are no full time residents in the former mining town of Livengood. A number of unpaved roads have been developed in the area providing excellent access. A 427 m (1400-foot) runway is located 6 km (3.7 miles) to the southwest near the former Alyeska Pipeline Company Livengood Camp and is suitable for light aircraft. The Livengood Gold Project is also adjacent to the Alyeska Pipeline corridor, which transports crude oil from Prudhoe Bay south. This corridor contains a fiber optic communications cable utilized at the Livengood Gold Project.

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

100% owned patented mining claims

•	U.S. Mineral Survey 2447, located on lower Livengood Creek, subject to the December 2011 land purchase agreement described below and further subject to an agreement to allow Larry Nelson, as agent for Nelson Mining Company, to operate a placer mine on MS 2447 through February 2, 2020.

•	U.S. Mineral Survey 1956, located on lower Gertrude Creek, subject to a reserved royalty of 5% of gross value held by Key Trust Company on behalf of the Luther Hess Trust.

•	With respect to portions of U.S. Mineral Survey 1626, located on lower Amy Creek:
100%	of No. 2 Above Discovery Any Creek,
100%	of No. 3 Above Discovery Amy Creek, and
100%	of Up Grade Association Bench

100% owned State of Alaska mining claims

•	169 state claims acquired by purchase.

•	153 state claims acquired by location.

100% owned federal unpatented placer claims

•	29 federal unpatented placer claims, subject to the December 2011 land purchase agreement described below.

100% owned Livengood Placers, Inc., a private Nevada corporation that is 100% owned by TH Alaska. Livengood Placers, Inc. is the record owner of the following:

•	29 patented claims, subject to the December 2011 land purchase agreement described below.

•	108 federal unpatented placer claims, subject to the December 2011 land purchase agreement described below.

•	24 State of Alaska mining claims, subject to the December 2011 land purchase agreement described below.

Leased property

•	Alaska Mental Health Trust Lease. A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2018, there were 9,970 acres included in the AMHT lease.

•	Hudson/Geraghty Lease. A lease of 20 federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000.

•	Griffin Lease. A lease of three patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty.

•	Tucker Lease. A lease of two unpatented federal lode mining claims and four federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.

Patented claims (undivided interests less than 100%)

•	An undivided 203/240th interest in that certain patented placer mining claim known as the “Kinney Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 53/90th interest in that certain patented placer mining claim known as the “Union Bench Association” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 83/120th interest in that certain patented placer mining claim known as the “Bessie Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 23/60th interest in those certain patented placer mining claims known as the “War Association” claim; the “Mutual Association” claim; and the “O.K. Fraction” claim, all included within U.S. Mineral Survey No. 2033 on lower Amy Creek.

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment of $35/claim to be paid to the state (by November 30th of each year), for the first five years, $70 per year for the second five years, and $170 per year thereafter. These rental rates are multiplied by 4 for each 160 acre claim. As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year. In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year. Excess work can be carried forward for up to four years. If the rental is paid and the work requirements are met, the claims can be held indefinitely. The work completed by the Company during the 2018 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2021 on all State of Alaska mining claims.

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

In 2006, the Company conducted a 1,227 m, seven-hole program and continued to demonstrate the presence of mineralization over a broader area. The 2007 campaign consisted of 15 diamond drill holes for a total of 4,411 m. These holes focused on extending and defining the volcanic-hosted mineralization first recognized by AngloGold in 2003. However, as drilling progressed, it became clear that although mineralization is strongest in the volcanic rocks, it occurs in all rock types at Money Knob.

Based on favorable results in 2007, the 2008 program consisted of 29,150 m of RC and 2,187 m core drilling in 109 and 9 holes, respectively. The drill program was designed to improve definition and expand the resource calculated early in 2008 based on 2007 drill data. The 2008 drill program did not identify limits to mineralization in any direction. Instead, a thicker mineralized zone (up to 200 m) was identified. In addition, this campaign highlighted the fact that mineralization occurs in all rock types, not just in Devonian volcanic rocks, indicating potential more widespread mineralization than envisioned prior to the 2008 drill program.

In 2009, the Company completed 12 diamond drill holes totaling 4,572 m and 195 RC holes totaling 59,757 m. Six of the diamond drill holes were drilled across the NNW-trending Core Zone in order to better understand the structural controls and to test the depth continuity of the mineralization. This drilling confirmed that the Core Zone is the locus of a swarm of 0.2 - 1.0m thick southerly dipping dikes. In addition, a number of larger (+10 m thick) steeply dipping NNW-trending dikes were observed, suggesting that ENE extension may have occurred at about the time of dike magmatism. The RC holes were primarily targeted at grid infill drilling to improve resource estimation of the Core Zone and a step-out program that led to discovery and delineation of the Sunshine and Tower Zones.

In 2010, the Company completed 40 diamond drill holes totaling 13,631 m and 198 RC holes totaling 56,550 m. These holes, filled in between the Core and Sunshine Zones, expanded the SW Zone and infilled to 50 m spacing in the Core and Sunshine Zones.

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

The Company has not completed any material exploration at the Project since 2014, but has focused on engineering, metallurgical studies, and environmental baseline.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended December 31, 2018, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE American under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “-1I1-”. As at March 8, 2019, there were 187,111,857 common shares issued and outstanding, and the Company had approximately 100 shareholders of record.

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

Certain Canadian Federal Income Tax Considerations for U.S. Resident Holders

This summary is applicable to a holder of common shares of the Company who, for the purposes of the Income Tax Act (Canada) (the “Tax Act”) and any applicable treaty and at all relevant times, is not (and is not deemed to be) resident in Canada, deals at arm’s length and is not affiliated with the Company, does not (and is not deemed to) use or hold the common shares in, or in the course of, carrying on a business in Canada, and is not an insurer that carries on an insurance business in Canada and elsewhere, and holds the common shares as capital property.

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

This summary is of a general nature only, is not exhaustive of all Canadian federal income tax considerations, and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder of common shares and no representation with respect to Canadian federal income tax consequences to any holder of common shares is made herein. Accordingly, holders of common shares should consult their own tax advisers with respect to their individual circumstances.

Dividends on Common Shares

Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of any applicable tax treaty) will be payable on dividends (or amounts paid or credited on account or in lieu of payment of, or in satisfaction of, dividends) paid or credited or deemed to have been paid or credited to a holder of common shares. Under the Canada–U.S. Income Tax Convention (1980), as amended (the “Canada–U.S. Treaty”), the withholding tax rate is generally reduced to 15% for a holder entitled to the benefits of the Canada–U.S. Treaty who is the beneficial owner of the dividends (or 5% if the holder is a company that owns at least 10% of the common shares).

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

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2018, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

A U.S. Holder that holds common shares while the Company is a PFIC may be subject to increased tax liability upon the sale, exchange, or other disposition of the common shares or upon the receipt of certain distributions, regardless of whether the Company is a PFIC in the year in which such disposition or distribution occurs. These adverse tax consequences include:

(a)	“Excess distributions” by the Company are subject to the following special rules. An excess distribution generally is the excess of the amount a PFIC distributes to a shareholder during a taxable year over 125% of the average amount it distributed to the shareholder during the three preceding taxable years or, if shorter, the part of the shareholder’s holding period before the taxable year. Distributions with respect to the common shares during the taxable year to a U.S. Holder that are excess distributions must be allocated rateably to each day of the U.S. Holder’s holding period. The amounts allocated to the current taxable year and to taxable years prior to the first year in which the Company was classified as a PFIC are included as ordinary income in a U.S. Holder’s gross income for that year. The amount allocated to each other prior taxable year is taxed as ordinary income at the highest tax rate in effect for the U.S. Holder in that prior year (without offset by any net operating loss for such year) and the tax is subject to an interest charge at the rate applicable to deficiencies in income taxes (the “special interest charge”).

(b)	The entire amount of any gain realized upon the sale or other disposition of the common shares will be treated as an excess distribution made in the year of sale or other disposition and as a consequence will be treated as ordinary income and, to the extent allocated to years prior to the year of sale or disposition, will be subject to the special interest charge described above.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Business Activities

General

Livengood Gold Project Developments

During the year ended December 31, 2018 and to the date of this Annual Report on Form 10-K, the Company progressed on a number of opportunities with the potential for optimization and reducing the costs of building and operating a mine at the Project. Outside consultants were retained to conduct additional metallurgical tests and engineering, including confirmation of the flow sheet and optimizing the operating costs. Using the improved mineralization and alteration models now available for the Livengood gold deposit arising from the work completed in 2017, 4,000 kg of metallurgical composites were selected and shipped to SGS Vancouver. Approximately 2,000 kg of these samples were processed during 2018 to evaluate optimum grind size and to determine whether different recovery parameters should be applied to different areas of the orebody. The engineering firm of BBA Inc. (BBA) was retained to continue to guide the metallurgical program. Work was also completed to advance the environmental baseline efforts needed to support future permitting.

Director Changes

On March 16, 2018, Mr. Victor Flores notified the Board of his decision to resign as director effective on March 21, 2018. Mr. Flores was nominated for election as director by Paulson & Co., Inc. (“Paulson”) pursuant to that certain Investor Rights Agreement, dated December 28, 2016, between the Company and Paulson. Effective on March 22, 2018, the Company appointed Mr. Damola Adamolekun as director, filling the vacancy created by the resignation of Mr. Flores.

The Board appointed Mr. Stuart Harshaw to the Board effective April 1, 2018, to fill the vacancy that resulted from General Hamilton’s November 6, 2017 resignation.

At the 2018 Annual General Meeting of shareholders in Vancouver, B.C. on May 30, 2018, the shareholders fixed the size of the board at nine with the addition of the Company’s chief executive officer, Mr. Karl Hanneman.

Financing

On March 13, 2018, the Company completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million. The Company intends to use the funds for continuation of optimization studies in the attempt to further improve and de-risk the Project, for required environmental baseline studies, and for general working capital purposes.

Other Developments

On March 12, 2018, the Board approved recommendations by management to further reduce corporate overhead costs, including a reduction in CEO salary by 50% (reflecting an approximate 50% reduction in the amount of time the CEO will spend working on the Project), a reduction in board cash compensation and expense, and staff reductions as appropriate as critical work is completed. Depending upon the level of technical work or permitting efforts underway in future years, these cost savings are expected to bring total project G&A costs into the range of $2.5 million per year.

2019

Outlook

On November 1, 2018, the Board approved a 2019 budget of $3.7 million. The work program incorporated in this budget will build upon the metallurgical studies undertaken in 2018 to continue to define and refine the project flowsheet. Approximately 2,000 kg of samples will be processed in 2019 to evaluate optimum grind size and to determine whether different recovery parameters should be applied to different areas of the orebody. The engineering firm of BBA Inc. (“BBA”) will be retained to continue to guide the metallurgical program. Work is also planned to advance the environmental baseline efforts needed to support future permitting.

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

Results of Operations

Summary of Quarterly Results

Description	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net loss	$(901,767)	$(1,269,636)	$(955,415)	$(1,065,220)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Description	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net loss	$(1,380,921)	$(1,745,513)	$(1,627,646)	$(1,677,977)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Significant fluctuations in the Company’s quarterly net loss have mainly been the result of operating cost changes.

Year ended December 31, 2018 compared to Year ended December 31, 2017

The Company had cash and cash equivalents of $10,228,964 at December 31, 2018 compared to $2,244,466 at December 31, 2017. The Company incurred a net loss of $4,192,038 for the year ended December 31, 2018, compared to a net loss of $6,432,057 for the year ended December 31, 2017. The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2018 and the year ended December 31, 2017.

Mineral property expenditures were $1,576,251 for the year ended December 31, 2018 compared to $2,446,934 for the year ended December 31, 2017. The decrease of $870,683 is due to reduced expenditures for metallurgical studies and engineering and the Company limiting field activities to the continuation of critical environmental baseline work while moving forward with a multi-phase metallurgical test work program.

Share-based payment charges were $603,818 during the year ended December 31, 2018 compared to $443,556 during the year ended December 31, 2017. The $160,262 increase in share-based payment charges during the period was mainly the result of the incentive options granted on March 21, 2018 to certain officers and employees of the Company and the deferred share units (“DSUs”) issued on October 17, 2018 to certain members of the Board of Directors being fully vested upon issuance. The Company granted 420,085 options during the year ended December 31, 2018 compared to 250,000 options granted during the year ended December 31, 2017. At December 31, 2018, there was unrecognized compensation expense of C$2,242 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.08 years.

Share based payment charges were allocated as follows:

Expense category:	Year ended December 31, 2018	Year ended December 31, 2017
Consulting	$414,422	$384,516
Investor relations	5,967	848
Wages and benefits	183,429	58,192
	$603,818	$443,556

Excluding share-based payment charges of $183,429 and $58,192, respectively, wages and benefits decreased to $1,706,182 for the year ended December 31, 2018 from $1,877,788 for the year ended December 31, 2017. The reduction of $171,606 is primarily due to staff reductions partially offset by severance for four staff reductions.

Consulting fees, excluding share-based payment charges of $414,422 and $384,516, respectively, were $138,870 for the year ended December 31, 2018 compared to $275,846 for the year ended December 31, 2017. The decrease of $136,976 is primarily due to decreased media support services and the Company’s continued efforts to maintain or reduce spending.

Insurance costs were $169,036 for the year ended December 31, 2018 compared to $281,948 for the year ended December 31, 2017. The decrease of $112,912 resulted after the Company completed a review of coverage requirements.

Professional fees were $227,082 for the year ended December 31, 2018 compared to $263,863 for the year ended December 31, 2017. The decrease of $36,781 is due primarily to decreased legal fees related to property matters.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Other items amounted to an income of $676,186 during the year ended December 31, 2018 compared to other expense of $314,593 in the year ended December 31, 2017. The Company had a foreign exchange gain of $522,248 during the year ended December 31, 2018 compared to a loss of $364,188 during the year ended December 31, 2017 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the year ended December 31, 2018 was C$1 to US$0.7721 compared to C$1 to US$0.7708 for the year ended December 31, 2017.

Available-for-sale securities were sold during the year ended December 31, 2018 and were deemed not to be impaired for the year ended December 31, 2017.

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

As at December 31, 2018, the Company reported cash and cash equivalents of $10,228,964 compared to $2,244,466 at December 31, 2017. The increase of approximately $8.0 million resulted mainly from the completion of a $12.0 million non-brokered private placement on March 13, 2018 and interest and other income of $0.2 million partially offset by operating expenditures on the Livengood Gold Project of approximately $4.8 million and a positive foreign currency translation impact of approximately $0.5 million. The Company intends to use the remaining funds for continuation of optimization studies in the attempt to further improve and de-risk the Project, for required environmental baseline studies, and for general working capital purposes. As at March 14, 2019, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

The Company had no cash flows from investing activities during the year ended December 31, 2017.

Financing activities during the year ended December 31, 2018 included completion of a non-brokered private placement pursuant to which the Company issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million. Share issuance costs included $111,379 related to the March 2018 private placement. Following the resignation of director Mark Hamilton on November 6, 2017, the Company recognized an obligation to issue 129,687 common shares, with a value of $63,593. On March 27, 2018, the Company issued the common shares in full satisfaction of the obligation. As a result of the exercise of stock options, $181,026 in proceeds was received during the year in connection with the issuance of 468,000 common shares.

As at December 31, 2018, the Company had working capital of $9,884,979 compared to working capital of $1,993,358 at December 31, 2017. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2019 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2020 fiscal year.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.” The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2019 fiscal year.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Contractual Obligations and Commitments

The following table discloses, as of December 31, 2018, the Company’s contractual obligations, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2019	2020	2021	2022	2023	2024 and beyond	Total
Mineral Property Leases(1)	$425,389	$430,420	$435,526	$440,709	$445,970	$451,310	$2,629,324
Mining Claim Government Fees	114,825	114,825	114,825	114,825	114,825	114,825	688,950
Total	$540,214	$545,245	$550,351	$555,534	$560,795	$566,135	$3,318,274

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

The Company assesses interests in exploration properties for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. Impairment analysis includes assessment of the following circumstances: a significant decrease in the market price of a long-lived asset or asset group; a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50%.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of International Tower Hill Mines Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Tower Hill Mines Ltd. (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Davidson & Company LLP
Chartered Professional Accountants
Vancouver, British Columbia, Canada
March 14, 2019

We have served as the Company’s auditor since 2017.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2018 and 2017

(Expressed in U.S. Dollars)

	Note	December 31, 2018	December 31, 2017
ASSETS

Current assets
Cash and cash equivalents		$10,228,964	$2,244,466
Prepaid expenses and other		203,968	177,730
Total current assets		10,432,932	2,422,196
Property and equipment		17,750	20,794
Capitalized acquisition costs	4	55,273,432	55,204,041

Total assets		$65,724,114	$57,647,031

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$43,475	$82,269
Accrued liabilities	5	504,478	346,569
Total liabilities		547,953	428,838

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 186,990,683 and 162,392,996 shares issued and outstanding at December 31, 2018 and 2017, respectively	8	277,852,672	265,616,642
Contributed surplus		34,960,292	34,459,264
Obligation to issue shares		-	63,593
Accumulated other comprehensive income		1,162,900	1,686,359
Deficit		(248,799,703)	(244,607,665)

Total shareholders’ equity		65,176,161	57,218,193
Total liabilities and shareholders’ equity		$65,724,114	$57,647,031

Nature of operations (Note 1)

Commitments (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2018 and 2017

(Expressed in U.S. Dollars)

	Note	December 31, 2018	December 31, 2017
Operating Expenses
Consulting fees	8	$553,292	$660,362
Depreciation		3,043	4,006
Insurance		169,036	281,948
Investor relations	8	58,267	83,630
Mineral property exploration	4	1,576,251	2,446,934
Office		33,870	35,297
Other		16,229	18,237
Professional fees		227,082	263,863
Regulatory		146,615	152,599
Rent		135,736	139,735
Travel		59,192	94,873
Wages and benefits	8	1,889,611	1,935,980
Total operating expenses		(4,868,224)	(6,117,464)

Other income (expense)
Gain/(loss) on foreign exchange		522,248	(364,188)
Interest income		119,106	27,395
Other income	3	34,832	22,200

Total other income (expense)		676,186	(314,593)

Net loss for the year		(4,192,038)	(6,432,057)

Other comprehensive income (loss)
Unrealized loss on marketable securities		(1,526)	(8,517)
Reclassification of accumulated unrealized loss on available-for-sale securities to other income		22,352	-
Exchange difference on translating foreign operations		(544,285)	350,657
Total other comprehensive income/(loss) for the year		(523,459)	342,140

Comprehensive loss for the year		$(4,715,497)	$(6,089,917)

Basic and diluted net loss per share		$(0.02)	$(0.04)

Weighted average number of shares outstanding		181,984,179	162,283,493

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

(Expressed in U.S. Dollars)

	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2016	162,186,972	265,569,796	34,079,301	-	1,344,219	(238,175,608)	62,817,708
Share issuance costs	-	(52,646)	-	-	-	-	(52,646)
Stock based compensation-option	-	-	61,998	-	-	-	61,998
Stock based compensation-DSU	-	-	381,558	-	-	-	381,558
Unrealized loss on available-for-sale securities	-	-	-	-	(8,517)	-	(8,517)
Exchange difference on translating foreign operations	-	-	-	-	350,657	-	350,657
Obligation to issue shares	-	-	(63,593)	63,593	-	-	-
Share issuance (Note 11)	206,024	99,492	-	-	-	-	99,492
Net loss	-	-	-	-	-	(6,432,057)	(6,432,057)
Balance, December 31, 2017	162,392,996	265,616,642	34,459,264	63,593	1,686,359	(244,607,665)	57,218,193
Stock based compensation-option	-	-	189,396	-	-	-	189,396
Stock based compensation-DSU	-	-	414,422	-	-	-	414,422
Unrealized loss on available-for-sale securities	-	-	-	-	(1,526)	-	(1,526)
Reclassification of accumulated unrealized loss on available-for-sale securities to other income	-	-	-	-	22,352	-	22,352
Exchange difference on translating foreign operations	-	-	-	-	(544,285)	-	(544,285)
Share issuance	24,129,687	12,063,593	-	(63,593)	-	-	12,000,000
Exercise of options	468,000	181,026	-	-	-	-	181,026
Share issuance costs	-	(111,379)	-	-	-	-	(111,379)
Reallocation from contributed surplus	-	102,790	(102,790)	-	-	-	-
Net loss	-	-	-	-	-	(4,192,038)	(4,192,038)
Balance, December 31, 2018	186,990,683	$277,852,672	$34,960,292	$-	$1,162,900	$(248,799,703)	$65,176,161

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

(Expressed in U.S. Dollars)

	December 31, 2018	December 31, 2017
Operating Activities
Loss for the year	$(4,192,038)	$(6,432,057)
Add items not affecting cash:
Depreciation	3,043	4,006
Stock-based compensation-option	189,396	61,998
Stock-based compensation-DSU	414,422	381,558
Loss on sale of marketable securities	19,953	-
Shares for services	-	99,492
Changes in non-cash working capital items:
Accounts receivable	(99,480)	4,129
Prepaid expenses	48,162	25,166
Accounts payable and accrued liabilities	124,812	30,339
Cash used in operating activities	(3,491,730)	(5,825,369)

Financing Activities
Issuance of common shares	12,181,026	-
Derivative payment	-	(14,694,169)
Share issuance costs	(111,379)	(52,646)
Cash provided by (used in) financing activities	12,069,647	(14,746,815)

Investing Activities
Capitalized acquisition costs	(69,391)	-
Sale of marketable securities	14,519	-
Cash used in investing activities	(54,872)	-

Effect of foreign exchange on cash and cash equivalents	(538,547)	350,157
Increase/(decrease) in cash and cash equivalents	7,984,498	(20,222,027)
Cash and cash equivalents, beginning of year	2,244,466	22,466,493
Cash and cash equivalents, end of year	$10,228,964	$2,244,466
Supplemental disclosure with respect to cash flows:
Obligation to issue shares	$-	$63,593

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

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), Livengood Placers, Inc. (“LPI”) (a Nevada corporation), and 813034 Alberta Ltd. (inactive Alberta corporation - dissolved in 2013). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2018, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2019 fiscal year. As at March 14, 2019, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 14, 2019, the Board approved the consolidated financial statements dated December 31, 2018.

Basis of consolidation

These consolidated financial statements include the accounts of ITH and its wholly owned subsidiaries TH Alaska, TH US, and LPI. All intercompany transactions and balances have been eliminated.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income. The Company does not have any material provisions for environmental rehabilitation as of December 31, 2018.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2018, this calculation proved to be anti-dilutive, and therefore the Company’s 3,655,991 stock options and 1,356,975 deferred share units (“DSUs”) outstanding at year-end have been excluded from the calculation.

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity based compensation awards to be accounted for using the fair value method. Equity-settled share based payment arrangements are initially measured at fair value at the date of grant and recorded within shareholders’ equity. Arrangements considered to be cash-settled are initially recorded at fair value and classified as accrued liabilities, and subsequently re-measured at fair value at each reporting date. The Company’s stock option plan is an equity-settled arrangement and the Company’s deferred share unit plan can be an equity or cash settled arrangement depending on the grant date term.

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

Functional Currency

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency. The functional currency of ITH is the Canadian (“CAD” or “C”) dollar and the functional currency of ITH Alaska, TH US and LPI is the U.S. dollar.

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2016-16—Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740). In October 2016, the FASB issued guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party. The amendments in this guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of the guidance had no impact on the Company’s financial statements.

Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). On May 28, 2014, the FASB issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-014, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively. The guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The adoption of the guidance had no impact on the Company’s financial statements.

Recently Issued Accounting Standards Updates

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,
•	Level 3 – Inputs that are not based on observable market data.

Fair value as at December 31, 2018
Level 1
Financial assets:
Marketable securities	$-
Total	$-

During the year ended December 31, 2018, the Company sold:

i)	65,000 shares of Millrock Resources Inc. for gross proceeds of $7,802 resulting in a realized loss of $26,670.
ii)	40,000 shares of Dunnedin Ventures Inc. for gross proceeds of $4,699 resulting in a realized gain of $4,699.
iii)	13,333 shares of Solstice Gold Corp. for gross proceeds of $2,018 resulting in a realized gain of $2,018.

The total realized loss of $19,953 was recorded as other income in the statement of operations and comprehensive loss.

Fair value as at December 31, 2017
Level 1
Financial assets:
Marketable securities	$15,543
Total	$15,543

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2016	$55,204,041
Additions	-
Balance, December 31, 2017	$55,204,041
Additions	69,391
Balance, December 31, 2018	$55,273,432

The following table presents costs incurred for exploration and evaluation activities for the years ended December 31, 2018 and 2017:

	Year ended December 31, 2018	Year ended December 31, 2017
Exploration costs:
Aircraft services	$4,200	$6,220
Assay	-	435,879
Environmental	232,648	240,882
Equipment rental	35,039	48,262
Field costs	91,677	112,086
Geological/geophysical	632,653	1,030,543
Land maintenance & tenure	506,934	500,929
Legal	67,929	59,483
Transportation and travel	5,171	12,650
Total expenditures for the year	$1,576,251	$2,446,934

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

As further consideration for the transfer of the Sale Properties, the Company granted to AngloGold a 90-day right of first offer with respect to the Sale Properties and any additional mineral properties in Alaska in which the Company acquires an interest and which interest the Company proposes to farm out or otherwise dispose of. Upon AngloGold’s equity interest in the Company being reduced to less than 10%, this right of first offer would then terminate.

On December 11, 2014, the Company closed a private placement financing in which AngloGold elected not to participate. As a result of the shares issued in this private placement, AngloGold’s ownership in the Company was reduced to less than 10% and thus both AngloGold’s right to maintain its ownership percentage interest and its right of first offer on the Company’s Alaskan properties terminated upon the closing of the December 2014 private placement.

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

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2018, the Company has paid $2,962,821 from the inception of this lease.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. As of December 31, 2018, the Company has paid $730,000 from the inception of this lease.

c)	a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. As of December 31, 2018, the Company has paid $210,000 from the inception of this lease.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. As of December 31, 2018, the Company has paid $143,000 from the inception of this lease.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017

Accrued liabilities	$172,147	$201,673
Accrued salaries and benefits	332,331	144,896
Total accrued liabilities	$504,478	$346,569

Accrued liabilities at December 31, 2018 include accruals for general corporate costs and project costs of $35,176 and $136,971, respectively. Accrued liabilities at December 31, 2017 include accruals for general corporate costs and project costs of $34,941 and $166,732, respectively.

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

7.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Loss before income taxes	$(4,192,038)	$(6,432,057)
Statutory Canadian corporate tax rate	27.00%	26.00%

Expected income tax (recovery)	$(1,131,850)	$(1,672,335)
Share-based payments	163,031	115,324
Difference in tax rates in other jurisdictions	(119,329)	(805,662)
Effect of change in tax rate	-	26,455,632
Derecognition of derivative liability	-	(1,824,065)
Share issue cost	(26,284)	(14,540)
Adjustment to prior years provision versus statutory tax returns	7,076	(1,509,364)
Expiry of donations	-	64,554
Expiry of losses	-	20,280
Change in unrecognized deductible temporary differences	1,107,356	(20,829,824)
Total income tax expense (recovery)	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	December 31, 2018	December 31, 2017
Deferred income tax assets (liabilities):
Mineral properties	$21,801,955	$23,391,666
Property and equipment	7,362	6,448
Share issue costs	48,434	36,483
Marketable securities	-	54,073
Allowable capital losses	54,212	-
Net operating losses available for future periods	49,962,349	47,278,286
	71,874,312	70,766,956
Valuation allowance	(71,874,312)	(70,766,956)
Net deferred tax asset	$-	$-

At December 31, 2018, the Company has available net operating losses for Canadian income tax purposes of approximately $20,779,000 and net operating losses for US income tax purposes of approximately $145,894,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States

2038	$125,000	$8,741,000
2037	1,394,000	8,800,000
2036	1,383,000	8,798,000
2035	406,000	10,703,000
2034	1,694,000	12,587,000
2033	1,827,000	14,208,000
2032	2,629,000	16,798,000
2031	4,180,000	10,386,000
2030	2,829,000	30,439,000
2029	2,074,000	18,765,000
2028	1,253,000	2,973,000
2027	907,000	1,412,000
2026	78,000	1,284,000
	$20,779,000	$145,894,000

The Company also has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $126,990,000 which may be deductible for U.S. tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

8.	SHARE CAPITAL

Authorized

500,000,000 common shares without par value. At December 31, 2017 and 2018, there were 162,392,996 and 186,990,683 shares issued and outstanding, respectively.

Share issuances

On March 13, 2018, the Company completed a non-brokered private placement pursuant to which it issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12,000,000. Share issuance costs included $111,379 related to the private placement. Following the resignation of director Mark Hamilton on November 6, 2017, the Company recognized an obligation to issue 129,687 common shares, with a value of $63,593. On March 27, 2018, the Company issued the 129,687 common shares in full satisfaction of the obligation. The Company also issued 468,000 common shares pursuant to the exercise of stock options for total proceeds of $181,026 and transferred related contributed surplus of $102,790 to share capital during the year ended December 31, 2018.

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and re-approved by the Company’s shareholders on May 28, 2015 and May 30, 2018 (the “2006 Plan”). The essential elements of the 2006 Plan provide that the aggregate number of common shares of the Company’s capital stock that may be issued pursuant to options granted under the 2006 Plan may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the 2006 Plan will have a maximum term of ten years. The exercise price of options granted under the 2006 Plan shall be fixed in compliance with the applicable provisions of the TSX Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

During the year ended December 31, 2018, the Company granted incentive stock options to certain officers, employees and consultants of the Company to purchase a total of 420,085 common shares of the Company. The options vested 100% on the grant date with an expiry date of March 21, 2024. The exercise price of these options is C$0.61 per common share.

During the year ended December 31, 2017, the Company granted incentive stock options to Mr. Karl Hanneman in connection with his appointment as the new CEO of the Company. Mr. Hanneman is entitled to purchase a total of 250,000 common shares in the capital stock of the Company at an issue price of C$1.35 per share. The options vested as to one-third on the grant date, one-third on February 1, 2018, and one-third on February 1, 2019. Expiry date is February 1, 2025.

A summary of the status of the stock option plan as of December 31, 2018 and 2017 and changes during the fiscal years is presented below:

	Year Ended			Year Ended
	December 31, 2018			December 31, 2017
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)

Balance, beginning of the year	4,477,000	$1.03		6,026,200	$1.61
Granted	420,085	$0.61		250,000	$1.35
Exercised	(468,000)	$0.50		-	-
Expired	(269,000)	$2.18		(1,650,000)	$3.17
Cancelled	(504,094)	$0.95		(149,200)	$1.24
Balance, end of the year	3,655,991	$0.98	$67,899	4,477,000	$1.03	$38,220

The weighted average remaining life of options outstanding at December 31, 2018 was 4.0 years.

Stock options outstanding are as follows:

	December 31, 2018			December 31, 2017

Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
March 14, 2018	-	-	-	$2.18	300,000	300,000
February 25, 2022	$1.11	970,000	970,000	$1.11	1,030,000	1,030,000
February 25, 2022*	$0.73	360,000	360,000	$0.73	540,000	540,000
March 10, 2022	$1.11	370,000	370,000	$1.11	430,000	430,000
March 16, 2023	$1.00	1,140,000	1,140,000	$1.00	1,260,000	1,260,000
March 16, 2023	$0.50	130,000	130,000	$0.50	637,000	637,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024**	$0.61	405,991	405,991	-	-	-
February 1, 2025	$1.35	250,000	166,667	$1.35	250,000	83,333
		3,655,991	3,572,658		4,477,000	4,310,333

* 90,000 options exercised subsequently

** 31,174 options exercised subsequently

A summary of the non-vested options as of December 31, 2018 and 2017 and changes during the fiscal years ended December 31, 2018 and 2017 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2016	672,735	$0.25
Granted	250,000	$0.40
Vested	(756,068)	$0.27
Outstanding at December 31, 2017	166,667	$0.40
Granted	420,085	$0.48
Vested	(503,419)	$0.47
Outstanding at December 31, 2018	83,333	$0.40

At December 31, 2018, there was unrecognized compensation expense of C$2,242 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.08 years.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). On May 24, 2017, at the Company’s Annual General Meeting of Shareholders, the DSU Plan was approved. As at December 31, 2018, the maximum aggregate number of common shares that could be issued under the DSU Plan and the 2006 Plan was 18,699,068, representing 10% of the number of issued and outstanding common shares on that date (on a non-diluted basis). As at December 31, 2018, the Company had stock options to potentially acquire 3,655,991 common shares outstanding under the 2006 Plan (representing approximately 1.96% of the outstanding common shares), leaving up to 15,043,077 common shares available for future grants under the DSU Plan and under the 2006 Plan (combined) based on the number of outstanding common shares as at that date on a non-diluted basis (representing an aggregate of approximately 8.04% of the outstanding common shares).

During the year ended December 31, 2018, in accordance with the Company’s DSU Plan, on October 17, 2018 the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 101,220 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$0.82 per grant, or an aggregate of C$581,003.

During the year ended December 31, 2017, in accordance with the Company’s DSU Plan, on October 23, 2017 the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 129,687 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$0.62 per grant, or an aggregate of C$482,436.

The DSUs entitle the holders to receive common shares of the Company’s stock without the payment of any consideration. The DSUs vested immediately upon being granted but the common shares of stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

DSUs outstanding are as follows:

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)
Balance, beginning of the year	648,435	$0.62	-	$-
Issued	708,540	$0.82	778,122	$0.62
Delivered	-	-	(129,687)	$0.62
Balance, end of the year	1,356,975	$0.72	648,435	$0.62

Obligation to issue shares

Following the resignation of director Mark Hamilton on November 6, 2017, the Company recorded an obligation to issue 129,687 DSUs valued at $63,593 (C$80,406). On March 27, 2018, the Company issued the 129,687 common shares in full satisfaction of the obligation.

Share-based payments

During the year ended December 31, 2018, the Company granted 420,085 stock options and 708,540 DSUs for common shares of the Company. Share-based compensation for the year ended December 31, 2018 totaled $603,818 ($189,396 related to options and $414,422 related to DSUs). Of the total expense for the year ended December 31, 2018, $414,422 is included in consulting fees, $183,429 in wages and benefits and $5,967 in investor relations in the statement of operations and comprehensive loss.

During the year ended December 31, 2017, the Company granted 250,000 stock options and 778,122 DSUs for common shares of the Company. Share-based compensation for the year ended December 31, 2017 totaled $443,556 ($61,998 related to options and $381,558 related to DSUs). Of the total expense for the year ended December 31, 2017, $384,516 is included in consulting fees, $58,192 in wages and benefits and $848 in investor relations in the statement of operations and comprehensive loss.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	Year ended December 31, 2018	Year ended December 31, 2017
Expected life of options	6 years	6 years
Risk-free interest rate	2.12%	1.75%
Expected volatility	93.67%	93.02%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$0.61	$1.35

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

9.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2018
Capitalized acquisition costs	$-	$55,273,432	$55,273,432
Property and equipment	8,191	9,559	17,750
Current assets	9,928,115	504,817	10,432,932
Total assets	$9,936,306	$55,787,808	$65,724,114

December 31, 2017
Capitalized acquisition costs	$-	$55,204,041	$55,204,041
Property and equipment	8,501	12,293	20,794
Current assets	1,794,494	627,702	2,422,196
Total assets	$1,802,995	$55,844,036	$57,647,031

	Year ended December 31, 2018	Year ended December 31, 2017

Net loss for the year - Canada	$(682,348)	$(1,801,817)
Net loss for the year - United States	(3,509,690)	(4,630,240)
Net loss for the year	$(4,192,038)	$(6,432,057)

10.	COMMITMENTS

The following table discloses, as of December 31, 2018, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2019	2020	2021	2022	2023	2024 and beyond	Total
Mineral Property Leases(1)	$425,389	$430,420	$435,526	$440,709	$445,970	$451,310	$2,629,324
Mining Claim Government Fees	114,825	114,825	114,825	114,825	114,825	114,825	688,950
Total	$540,214	$545,245	$550,351	$555,534	$560,795	$566,135	$3,318,274

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

11.	RELATED PARTY TRANSACTIONS

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

On May 24, 2017, the shareholders approved the proposed issuance of common shares to Thomas Irwin as a one-time payment associated with his transition from CEO to senior advisor. Subsequent to the shareholder approval, the Company recognized an obligation to issue 206,024 shares with a value of $99,492 based on the USD-CAD exchange rate (USD 1.00 = CAD 1.3460) and the closing price of the common shares on the TSX (CAD 0.650), both as at May 24, 2017. On July 13, 2017, a certificate for 206,024 common shares was issued to Mr. Irwin.

In March 2018, the Company closed a non-brokered private placement financing through the issuance of 4,105,472 shares to Paulson & Co., Inc. (“Paulson”) and 19,894,528 shares to Electrum Strategic Opportunities Fund II, L.P. (“Electrum”) at a price of $0.50 per share. As at December 31, 2018, Paulson, Tocqueville Asset Management, and Electrum beneficially own approximately 31.9%, 16.1%, and 14.2% respectively of the Company's 186,990,683 common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2018, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2018. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2018 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2018 (the “2019 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com. We intend to post on our website any amendments to, or waivers from our Code of Business Conduct and Ethics applicable to senior financial executives.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2019 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2019 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2019 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2019 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

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

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Articles of the Company, as amended on June 11, 2013 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on July 31, 2013 and incorporated herein by reference)

4.1	Form of Common Share Certificate (filed as Exhibit 1 to the Company’s Form 8-A on August 2, 2007 and incorporated herein by reference)

4.2	Amended and Restated Shareholder Rights Plan Agreement, dated September 19, 2012, between International Tower Hill Mines Ltd. and Computershare Investor Services Inc., as rights agent (filed as Exhibit 4.2 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

4.3	Investor Rights Agreement, dated December 28, 2016, between International Tower Hill Mines Ltd. and Paulson & Co. Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on January 5, 2017 and incorporated herein by reference)

10.1	Asset Purchase and Sale and Indemnity Agreement, dated June 30, 2006 among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc. and International Tower Hill Mines Ltd. (filed as Exhibit 2 to the Company’s Form 20-F on December 29, 2006 and incorporated herein by reference)

10.2	First Amending Agreement, dated July 26, 2006, among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc. and International Tower Hill Mines Ltd. (filed as Exhibit 3 to the Company’s Form 20-F on December 29, 2006 and incorporated herein by reference)

10.3	Indemnity and Pre-Emptive Rights Agreement, dated August 4, 2006, among AngloGold Ashanti (U.S.A.) Exploration Inc., Talon Gold Alaska, Inc., and International Tower Hill Mines Ltd. (filed as Exhibit 1 to the Company’s Form 20-F/A on December 29, 2006 and incorporated herein by reference)

10.4	Mining Lease with Option to Purchase, dated January 18, 2007, between Talon Gold Alaska Inc. and Bernard E. Griffin, Donna Griffin, Larry Kilgore, Sherry Gerbi, Jerry Griffin, Tim Miller, Lynne Miller, Robert and Marcia Miller (filed as Exhibit 11 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.5**	Upland Mining Lease, effective July 1, 2004, between the Alaska Mental Health Trust Authority and Tower Hill Mines, Inc. (as successor to AngloGold (U.S.A.)) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A on December 10, 2013 and incorporated herein by reference)

10.6	Addendum No. 2 to Upland Mining Lease, effective July 1, 2007, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.7	Addendum No. 3 to Upland Mining Lease, effective January 1, 2010, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.8	Addendum No. 4 to Upland Mining Lease, effective June 27, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.9**	Addendum No. 5 to Upland Mining Lease, effective June 30, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.10*	2006 Stock Option Plan, as amended September 19, 2012 (filed as Exhibit 10.9 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.11*	Form of Stock Option Agreement for use under the 2006 Stock Option Plan (filed as Exhibit 10.10 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.12*	2017 Deferred Share Unit Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 11, 2017 and incorporated herein by reference)

10.13*	Consulting Agreement, dated May 11, 2015, between David A. Cross and International Tower Hill Mines Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.14*	Financial and Accounting Consulting Agreement, dated May 11, 2015, between Cross Davis & Company LLP, Certified General Accountants and International Tower Hill Mines Ltd. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.15*	Amended and Restated Employment Agreement, dated March 12, 2018, between Karl Hanneman and Tower Hill Mines (US) LLC

10.16+	Amended and Restated Mining Lease, dated November 22, 2017, between Kasey Leigh Tucker and Tower Hill Mines, Inc. to amend and restate Mining Lease effective as of March 28, 2017, between Ronald Tucker and Talon Gold Alaska, Inc.

10.17	Subscription Agreement, dated March 13, 2018, between the Company and Electrum Strategic Opportunities Fund II, L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

10.18	Subscription Agreement, dated March 13, 2018, between the Company and Paulson & Co. Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

23.1+	Consent of Davidson & Company LLC

24+	Power of Attorney (see signature page)

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2018 and 2017, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017, and (v) the Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement
**	Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
+	Filed or furnished herewith

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

Date: March 15, 2019

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

By:	/s/ Karl L. Hanneman	By:	/s/ Stuart A. Harshaw

	Karl L. Hanneman		Stuart A. Harshaw
	Chief Executive Officer and Director		Director
(Principal Executive Officer)
Date: March 15, 2019		Date: March 15, 2019

By:	/s/ David Cross	By:	/s/ Thomas E. Irwin

	David Cross		Thomas E. Irwin
	Chief Financial Officer		Director
(Principal Financial and Accounting Officer)
Date: March 15, 2019		Date: March 15, 2019

By:	/s/ Damola Adamolekun	By:	/s/ Marcelo Kim

	Damola Adamolekun		Marcelo Kim
	Director		Director
Date: March 15, 2019		Date: March 15, 2019

By:	/s/ Anton J. Drescher	By:	/s/ Stephen A. Lang

	Anton J. Drescher		Stephen A. Lang
	Director		Director
Date: March 15, 2019		Date: March 15, 2019

By:	/s/ John J. Ellis	By:	/s/ Thomas S. Weng

	John J. Ellis		Thomas S. Weng
	Director		Director
Date: March 15, 2019		Date: March 15, 2019

