Form 10-Q
period 2019-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2019-05-08
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

 Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Shares, no par value	THM	NYSE American

As of April 30, 2019, the registrant had 187,111,857 common shares outstanding.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at March 31, 2019 and December 31, 2018

(Expressed in US Dollars - Unaudited)

	Note	March 31, 2019	December 31, 2018
ASSETS

Current
Cash and cash equivalents		$9,534,251	$10,228,964
Prepaid expenses and other		144,914	203,968
Total current assets		9,679,165	10,432,932

Property and equipment		17,171	17,750
Capitalized acquisition costs	4	55,273,432	55,273,432

Total assets		$64,969,768	$65,724,114

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$119,183	$43,475
Accrued liabilities	5	223,371	504,478
Total liabilities		342,554	547,953

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 186,990,683 and 187,111,857 shares issued and outstanding at December 31, 2018 and March 31, 2019, respectively	6	277,968,209	277,852,672
Contributed surplus		34,910,695	34,960,292
Accumulated other comprehensive income		1,368,925	1,162,900
Deficit		(249,620,615)	(248,799,703)

Total shareholders’ equity		64,627,214	65,176,161

Total liabilities and shareholders’ equity		$64,969,768	$65,724,114

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2019 and 2018

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2019	March 31, 2018
Operating expenses
Consulting fees		$43,871	$53,715
Depreciation		579	762
Insurance		29,838	71,450
Investor relations		13,916	18,507
Mineral property exploration	4	250,591	204,212
Office		4,812	9,464
Other		3,049	4,281
Professional fees		47,461	51,963
Regulatory		62,813	58,683
Rent		33,933	33,932
Travel		2,957	18,289
Wages and benefits		155,751	527,663
Total operating expenses		(649,571)	(1,052,921)

Other income (expenses)
Loss on foreign exchange		(203,538)	(27,447)
Interest income		32,197	1,363
Other income		-	13,785
Total other income (expenses)		(171,341)	(12,299)

Net loss for the period		(820,912)	(1,065,220)

Other comprehensive income (loss)
Unrealized loss on marketable securities		-	(3,085)
Exchange difference on translating foreign operations		206,025	24,862
Total other comprehensive income (loss) for the period		206,025	21,777
Comprehensive loss for the period		$(614,887)	$(1,043,443)

Basic and diluted loss per share		$(0.00)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		187,045,309	167,198,760

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(Expressed in US Dollars - Unaudited)

	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2017	162,392,996	$265,616,642	$34,459,264	$63,593	$1,686,359	$(244,607,665)	$57,218,193
Share issuance	24,129,687	12,063,593	-	-	-	-	12,063,593
Obligation to issue shares	-	-	-	(63,593)	-	-	(63,593)
Share issuance costs	-	(83,478)	-	-	-	-	(83,478)
Stock-based compensation-options	-	-	174,167	-	-	-	174,167
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	(3,085)	-	(3,085)
Exchange difference on translating foreign operations	-	-	-	-	24,862	-	24,862
Net loss	-	-	-	-	-	(1,065,220)	(1,065,220)
Balance, March 31, 2018	186,522,683	277,596,757	34,633,431	-	1,708,136	(245,672,885)	68,265,439
Exercise of options	468,000	181,026	-	-	-	-	181,026
Share issuance costs	-	(27,901)	-	-	-	-	(27,901)
Reallocation from contributed surplus	-	102,790	(102,790)	-	-	-	-
Stock-based compensation-options	-	-	15,229	-	-	-	15,229
Stock-based compensation-DSUs	-	-	414,422	-	-	-	414,422
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	1,559	-	1,559
Reclassification of accumulated unrealized loss on available-for-sale securities to other income	-	-	-	-	22,352	-	22,352
Exchange difference on translating foreign operations	-	-	-	-	(569,147)	-	(569,147)
Net loss	-	-	-	-	-	(3,126,818)	(3,126,818)
Balance, December 31, 2018	186,990,683	277,852,672	34,960,292	-	1,162,900	(248,799,703)	65,176,161
Exercise of options	121,174	64,254	-	-	-	-	64,254
Reallocation from contributed surplus	-	51,283	(51,283)	-	-	-	-
Stock-based compensation-options	-	-	1,686	-	-	-	1,686
Exchange difference on translating foreign operations	-	-	-	-	206,025	-	206,025
Net loss	-	-	-	-	-	(820,912)	(820,912)
Balance, March 31, 2019	187,111,857	$277,968,209	$34,910,695	$-	$1,368,925	$(249,620,615)	$64,627,214

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2019 and 2018

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating Activities
Loss for the period	$(820,912)	$(1,065,220)
Add items not affecting cash:
Depreciation	579	762
Stock-based compensation	1,686	174,167
Changes in non-cash items:
Accounts receivable	90,701	(3,689)
Prepaid expenses and other	(28,208)	26,027
Accounts payable and accrued liabilities	(206,606)	(190,470)
Cash used in operating activities	(962,760)	(1,058,423)

Financing Activities
Issuance of common shares	64,254	12,000,000
Share issuance costs	-	(37,022)
Cash provided by financing activities	64,254	11,962,978

Effect of foreign exchange on cash	203,793	25,212
Increase (decrease) in cash and cash equivalents	(694,713)	10,929,767
Cash and cash equivalents, beginning of the period	10,228,964	2,244,466

Cash and cash equivalents, end of the period	$9,534,251	$13,174,233

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2019 and 2018

(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At March 31, 2019, the Company controls a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at March 31, 2019, the Company had cash and cash equivalents of $9,534,251 compared to $10,228,964 at December 31, 2018. The Company has no revenue generating operations from which it can internally generate funds.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2019 and the results of its operations for the three months then ended. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The 2018 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2019 and 2018

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

On May 7, 2019, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2018	$55,273,432
Acquisition costs	-
Balance, March 31, 2019	$55,273,432

The following table presents costs incurred for exploration and evaluation activities for the three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Exploration costs:
Environmental	$31,407	$35,912
Equipment rental	12,491	9,052
Field costs	40,274	47,400
Geological/geophysical	92,673	48,644
Land maintenance & tenure	44,602	40,392
Legal	28,813	22,414
Transportation and travel	331	398
Total expenditures for the period	$250,591	$204,212

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2019 and 2018

(Expressed in US dollars – Unaudited)

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the three months ended March 31, 2019 and from the inception of this lease, the Company has paid $Nil and $2,962,821, respectively.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the three months ended March 31, 2019 and from the inception of this lease, the Company has paid $Nil and $730,000, respectively.

c)	a lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. During the three months ended March 31, 2019 and from the inception of this lease, the Company has paid $25,000 and $235,000, respectively.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. During the three months ended March 31, 2019 and from the inception of this lease, the Company has paid $15,000 and $158,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2019 and 2018

(Expressed in US dollars – Unaudited)

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Accrued liabilities	$209,834	$172,147
Accrued salaries and benefits	13,537	332,331
Total accrued liabilities	$223,371	$504,478

Accrued liabilities at March 31, 2019 include accruals for general corporate costs and project costs of $23,912 and $185,922, respectively. Accrued liabilities at December 31, 2018 include accruals for general corporate costs and project costs of $35,176 and $136,971, respectively.

6.	SHARE CAPITAL

Authorized

500,000,000 common shares without par value. At December 31, 2018 and March 31, 2019, there were 186,990,683 and 187,111,857 shares issued and outstanding, respectively.

Share issuances

During the three months ended March 31, 2019, the Company issued 121,174 common shares pursuant to the exercise of stock options for total proceeds of $64,254 and transferred related contributed surplus of $51,283 to share capital.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2019 and 2018

(Expressed in US dollars – Unaudited)

A summary of the status of the 2006 Plan as of March 31, 2019 and December 31, 2018 and changes is presented below:

	Three Months Ended			Year Ended
	March 31, 2019			December 31, 2018
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)

Balance, beginning of the period	3,655,991	$0.98		4,477,000	$1.03
Granted	-	-		420,085	0.61
Exercised	(121,174)	0.70		(468,000)	0.50
Expired	-	-		(269,000)	2.18
Cancelled	-	-		(504,094)	0.95
Balance, end of the period	3,534,817	$0.99	$59,734	3,655,991	$0.98	$67,899

The weighted average remaining life of options outstanding at March 31, 2019 was 3.73 years.

Stock options outstanding are as follows:

	March 31, 2019			December 31, 2018
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
February 25, 2022	$1.11	970,000	970,000	$1.11	970,000	970,000
February 25, 2022	$0.73	270,000	270,000	$0.73	360,000	360,000
March 10, 2022	$1.11	370,000	370,000	$1.11	370,000	370,000
March 16, 2023	$1.00	1,140,000	1,140,000	$1.00	1,140,000	1,140,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	405,991	405,991
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	166,667
		3,534,817	3,534,817		3,655,991	3,572,658

A summary of the non-vested options as of March 31, 2019 and changes during the three months ended March 31, 2019 is as follows:

Non-vested options:	Number of options	Weighted average grant- date fair value (C$)
Outstanding at December 31, 2018	83,333	$0.40
Vested	(83,333)	$0.40
Outstanding at March 31, 2019	-	-

At March 31, 2019, there was no unrecognized compensation expense related to non-vested options outstanding.

Share-based payments

During the three month period ended March 31, 2019, there were no stock options granted by the Company. Share-based payment charges for the three months ended March 31, 2019 totaled $1,686, which were included in wages and benefits in the statement of operations and comprehensive loss.

During the three month period ended March 31, 2018, there were 420,085 stock options granted by the Company. Share-based payment charges for the three months ended March 31, 2018 totaled $174,167.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2019 and 2018

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

DSUs outstanding are as follows:

	Three Months Ended		Year Ended
	March 31, 2019		December 31, 2018
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)
Balance, beginning of the period	1,356,975	$0.72	648,435	$0.62
Issued	-	-	708,540	$0.82
Balance, end of the period	1,356,975	$0.72	1,356,975	$0.72

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2019 and 2018

(Expressed in US dollars – Unaudited)

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2019
Capitalized acquisition costs	$-	$55,273,432	$55,273,432
Property and equipment	8,138	9,033	17,171
Current assets	9,216,774	462,391	9,679,165
Total assets	$9,224,912	$55,744,856	$64,969,768
December 31, 2018
Capitalized acquisition costs	$-	$55,273,432	$55,273,432
Property and equipment	8,191	9,559	17,750
Current assets	9,928,115	504,817	10,432,932
Total assets	$9,936,306	$55,787,808	$65,724,114

Three months ended	March 31, 2019	March 31, 2018
Net loss for the period – Canada	$(346,379)	$(451,693)
Net loss for the period – United States	(474,533)	(613,527)
Net loss for the period	$(820,912)	$(1,065,220)

8.	COMMITMENTS

The following table discloses, as of March 31, 2019, the Company’s contractual obligations, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2019	2020	2021	2022	2023	2024 and beyond	Total
Mineral Property Leases(1)	$385,389	$430,420	$435,526	$440,709	$445,970	$451,310	$2,589,324
Mining Claim Government Fees	114,825	114,825	114,825	114,825	114,825	114,825	688,950
Total	$500,214	$545,245	$550,351	$555,534	$560,795	$566,135	$3,278,274

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. All currency amounts are stated in U.S. dollars unless noted otherwise.

Current Business Activities

General

During the three months ended March 31, 2019 and to the date of this Quarterly Report on Form 10-Q, the Company advanced the work plan associated with the approved 2019 budget of $3.7 million. Metallurgical studies are underway at SGS Vancouver in an effort to continue to define and refine the project flowsheet. Approximately 2,000 kg of samples will be processed in 2019 to evaluate optimum grind size and to determine whether different recovery parameters should be applied to different areas of the orebody. The engineering firm of BBA Inc. (“BBA”) has been retained to continue to guide the metallurgical program. Work has advanced on the environmental baseline efforts needed to support future permitting.

The Company believes it has sufficient funds to complete the test programs and engineering work currently underway.

Results of Operations

Summary of Quarterly Results

Description	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Net loss	$(820,912)	$(901,767)	$(1,269,636)	$(955,415)
Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Net loss	$(1,065,220)	$(1,380,921)	$(1,745,513)	$(1,627,646)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

The Company incurred a net loss of $820,912 for the three month period ended March 31, 2019, compared to a net loss of $1,065,220 for the three month period ended March 31, 2018.

Mineral property expenditures were $250,591 for the three months ended March 31, 2019 compared to $204,212 for the three months ended March 31, 2018. The increase of $46,379 is primarily due to the differences in the scope of technical and baseline environmental work completed during the periods.

Insurance costs were $29,838 for the three months ended March 31, 2019 compared to $71,450 for the three months ended March 31, 2018. The decrease of $41,612 resulted after the Company completed a review of current coverage requirements.

Consulting costs were $43,871 for the three months ended March 31, 2019 compared to $53,715 for the three months ended March 31, 2018. The decrease of $9,844 is primarily due to the Company’s continued efforts to maintain or reduce spending.

Excluding share-based payment charges of $1,686 and $168,199 for the 2019 and 2018 periods, respectively, wages and benefits for the three months ended March 31, 2019 decreased to $154,065 from $359,464 for the three months ended March 31, 2018. The decrease of $205,399 is due to staffing and compensation reductions.

Share-based payment charges

Share-based payment charges for the three month periods ended March 31, 2019 and 2018 were allocated as follows:

Expense category:	March 31, 2019	March 31, 2018
Investor relations	$-	$5,968
Wages and benefits	1,686	168,199
Total	$1,686	$174,167

Share-based payment charges were $1,686 during the three months ended March 31, 2019 compared to $174,167 during the three months ended March 31, 2018. The decrease of $172,481 in share-based payment charges during the period was mainly the result of options issued during the three month period ended March 31, 2018 that were exercisable upon grant.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a loss of $171,341 during the three month period ended March 31, 2019 compared to a loss of $12,299 during the three month period ended March 31, 2018. The Company had a foreign exchange loss of $203,538 during the three month period ended March 31, 2019 compared to a loss of $27,447 during the three month period ended March 31, 2018 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the three month period ended March 31, 2019 was C$1 to US$0.7522 compared to C$1 to US$0.7910 during the three month period ended March 31, 2018.

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

As at March 31, 2019, the Company had cash and cash equivalents of $9,534,251 compared to $10,228,964 at December 31, 2018. The decrease of approximately $0.7 million resulted mainly from expenditures on operating activity of approximately $0.9 million and a positive foreign currency transaction impact of approximately $0.2 million.

Financing activities during the three month period ended March 31, 2019 included the exercise of stock options. Proceeds of $64,254 were received on the issuance of 121,174 common shares.

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

The Company had no cash flows from investing activities during the three month periods ended March 31, 2019 and 2018.

As at March 31, 2019, the Company had working capital of $9,336,611 compared to working capital of $9,884,979 at December 31, 2018. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2019 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2020 fiscal year.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Contractual Obligations and Commitments

The following table discloses, as of March 31, 2019, the Company’s contractual obligations, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2019	2020	2021	2022	2023	2024 and beyond	Total
Mineral Property Leases(1)	$385,389	$430,420	$435,526	$440,709	$445,970	$451,310	$2,589,324
Mining Claim Government Fees	114,825	114,825	114,825	114,825	114,825	114,825	688,950
Total	$500,214	$545,245	$550,351	$555,534	$560,795	$566,135	$3,278,274

(1)	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2019, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended March 31, 2019, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2019

