Form 10-K/A
period 2018-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2019-05-31
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

 (Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300-1177 West Hastings Street, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6E 2K3 (Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Shares, no par value	NYSE American

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

As of March 8, 2019, the registrant had 187,111,857 Common Shares outstanding.

EXPLANATORY NOTE

International Tower Hill Mines Ltd. (“ITH”, “we”, “us” or “our”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2019 (the “Original Filing”), to provide by amendment the information required by Items 10 through 14 (Part III) of Form 10-K, and to update Item 15, rather than by incorporation by reference to a definitive proxy statement for our 2019 annual meeting of stockholders that we filed with the SEC. We are including new certifications by our principal executive officer and principal financial officer as exhibits to this Amendment, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Except as described above, this Amendment does not modify or update the disclosures presented in, or as exhibits to, the Original Filing in any way. This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing. Among other things, we have not revised forward-looking statements made in the Original Filing to reflect events that occurred or facts that became known to us after the filing of the Original Filing. Therefore, you should read this Amendment in conjunction with any other documents we filed with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to current directors, nominees for director and executive officers of the Company as of April 11, 2019.

Name and Residence	Age	Position	Director Since	Current or Former Public Company Directorships	Stock Exchange
Damola Adamolekun New York, USA	30	Director, Director Nominee	March 22, 2018	None	-
Anton Drescher British Columbia, Canada	62	Director, Director Nominee	October 1, 1991

CENTR Brands Corp. (formerly River Wild Exploration Inc.) (current)

Corvus Gold Inc. (current)
Oculus VisionTech Inc. (current)
RavenQuest Biomed Inc. (formerly RavenQuest Resources Inc.) (current)
Trevali Mining Corporation (current)
Xiana Mining Inc. (current)

					CSE TSX TSXV CSE TSX TSXV
John Ellis Nevada, USA	83	Director	February 1, 2014	Mexivada Mining Corp. (former) Sunshine Silver Mines Corp. (former) Hycroft Mining Corporation (current) Jaguar Mining Inc. (current)	TSXV Unlisted Unlisted TSX
Stuart Harshaw Ontario, Canada	51	Director, Director Nominee	April 1, 2018	PT Vale Indonesia TBK (former) Constantine Metal Resources Ltd. (current)	IDX TSXV
Thomas Irwin Alaska, USA	72	Director	May 24, 2017	None	-
Marcelo Kim New York, USA	32	Director (Chair), Director Nominee	December 28, 2016	Midas Gold Corp. (current)	TSX
Stephen Lang Missouri, USA	63	Director (Lead Independent Director), Director Nominee	February 1, 2014	Allied Nevada Gold Corp. (former) Alio Gold Inc. (current) Bear Creek Mining (current) Centerra Gold Corp. (current)	TSX, NYSE American TSX, NYSE American TSXV TSX
Thomas Weng New Jersey, USA	50	Director, Director Nominee	August 5, 2013	East Asia Minerals Corporation (former) Scorpio Mining Corporation (former) Jaguar Mining Inc. (current)	TSXV TSXV TSX
Karl Hanneman Alaska, USA	61	Director, Director Nominee, CEO	May 30, 2018	Northrim BanCorp, Inc. (current)	NASDAQ
David Cross British Columbia, Canada	43	CFO	N/A

Advantage Lithium Corp. (current)

CENTR Brands Corp. (former)

Crystal Lake Mining Corp. (formerly Sierra Iron Ore Corporation) (former)

Northern Lights Resources Corp. (former)
Victory Resources Corporation (current)

					TSXV CSE TSXV CSE CSE

Nominees for the Board:

The directors of the Company are elected at each annual meeting of the shareholders and hold office until the next annual general meeting or until their successors are duly elected or appointed, unless their office is earlier vacated in accordance with the BCBCA. The following is a brief biographical description of each director nominee, which includes a discussion of the skills and attributes of each director, and that, in part, led the Corporate Governance and Nominating Committee (“CGNC”) to conclude that each respective director should continue to serve as a member of the Board.

Pursuant to an Investor Rights Agreement dated December 28, 2016 between Paulson & Co. Inc. (“Paulson”) and the Company (“IRA”), the Company has agreed with Paulson that, so long as Paulson, together with its affiliates, owns in the aggregate 20% or more of the issued and outstanding Common Shares, Paulson is entitled to designate two nominees for election to the Board. Paulson and its affiliates currently own 59,593,314 Common Shares, representing approximately 31.85% of the currently outstanding Common Shares, and Paulson is therefore entitled to nominate two persons for election to the Board. Paulson has determined to nominate Marcelo Kim, the current Chair of the Board, and Damola Adamolekun for election to the Board.

Damola Adamolekun – Mr. Adamolekun is a Vice President at Paulson, where he has played a vital role in the sourcing and subsequent management of a number of the firm’s largest investments since 2016. Prior to joining Paulson, Mr. Adamolekun worked in the Investment Banking Division of Goldman Sachs since 2011 and as a Private Equity Associate in TPG Capital’s North American Buyout Group since 2013. Mr. Adamolekun received a Bachelor of Arts in Economics and Urban Studies from Brown University and a Masters of Business Administration from the Harvard Business School. Mr. Adamolekun is one of the two nominees entitled to be put forward by Paulson under the IRA.

Anton Drescher – Mr. Drescher has been a Certified Management Accountant since 1981. He is currently (since 2007) a director of Trevali Mining Corporation, a public mining company listed on the TSX, a director (since 2010) of Corvus Gold Inc., a public mineral exploration company listed on the TSX, a director (since 1996) and Chief Financial Officer (since 2012) of Xiana Mining Inc. (formerly Dorato Resources Inc.), a public mineral exploration company listed on the TSXV, Director of RavenQuest BioMed Inc., a public mineral exploration company listed on the CSE, and the Chief Financial Officer and a director (since 1994) of Oculus VisionTech Inc., a public company involved in watermarking of film and data and listed on the TSXV and the OTC Bulletin Board. Mr. Drescher is also the President (since 1979) of Westpoint Management Consultants Limited, a private company engaged in tax and accounting consulting for business reorganizations, and the President (since 1998) of Harbour Pacific Capital Corp., a private company involved in regulatory filings for businesses in Canada. Mr. Drescher has served on the Board since 1991. The CGNC recommended that the Company nominate Mr. Drescher for re-election to the Board due to his significant financial and accounting experience, together with his director experience with other mining and mineral exploration companies.

Karl Hanneman – Mr. Hanneman has been the Chief Executive Officer of the Company since January 31, 2017. Prior to that he was the Chief Operating Officer of the Company since March 26, 2015 and was, prior to that, the General Manager for the Company. Mr. Hanneman has been with the Company since May 2010, during which time he was responsible for assembling the Alaska team and served as Manager of the Company’s Livengood Gold Project (the “Livengood Gold Project”). Mr. Hanneman has more than 35 years of Alaska-based mining industry experience including 12 years for Teck Resources Limited, where he served as Alaska Regional Manager throughout the period of underground exploration, feasibility study, project design, and permitting at Pogo, and then as Director, Corporate Affairs, Alaska for Teck, serving as the senior corporate representative in Alaska supporting both the Red Dog and Pogo Mines. Mr. Hanneman has been involved in industry leadership positions throughout his career as President, Council of Alaska Producers; President, Alaska Miners Association; Governor’s appointee to the Alaska Minerals Commission; Director, Resource Development Council; and Director, Fairbanks Chamber of Commerce. Mr. Hanneman has a B. Sc. Degree in Mining Engineering, magna cum laude, from the University of Alaska. The CGNC recommended that the Company nominate Mr. Hanneman for re-election to the Board due to his knowledge of the Company and the Livengood Gold Project and his extensive experience with other mining and mineral exploration companies.

Stuart Harshaw – Mr. Harshaw is a seasoned mining executive with over 25 years’ experience at Inco and Vale. Most recently, as Vice President of Ontario Operations for Vale, Mr. Harshaw was responsible for the Base Metal operations of Vale in Ontario, which includes 6 mines, a mill, smelter, nickel refinery, cobalt refinery, precious metal refinery and hydroelectric production facilities. Previously, he was Vice-President, Marketing & Sales, Base Metals for Vale International, where he was responsible for the marketing and sales of base metals in the Asia Pacific region and the management of Nickel Refineries in Asia, specifically in Japan, China, Taiwan and a joint venture in Korea. Mr. Harshaw earned a BSc in Metallurgical Engineering from Queen’s University and an MBA from Laurentian University. The CGNC recommended that the Company nominate Mr. Harshaw for election to the Board due to his extensive executive experience and experience with other mining and mineral exploration companies.

Marcelo Kim – Mr. Kim is a Partner at Paulson since 2011, where he oversees natural resource investments, specializing in gold, base metals, bulk commodities and oil & gas. Prior to that, commencing in 2009, he was a generalist analyst covering event arbitrage investment opportunities across broad sectors and capital structures. Mr. Kim is a board member of Templar Energy and Midas Gold. He is a graduate of Yale University, where he received his BA in Economics with honors. Mr. Kim has served as Chair of the Board since his appointment in December 2016, and is one of the two individuals nominated for election to the Board by Paulson under the IRA. Mr. Kim’s extensive experience in the gold industry and position with Paulson, the Company’s largest shareholder, enable him to provide valuable counsel to the Company.

Stephen Lang – Mr. Lang is a Mining Engineer with over 30 years of experience in the mining industry. He currently serves as Chair of Centerra Gold Inc. (since May 2012). Previously, Mr. Lang was President, Chief Executive Officer and a member of the board of directors of Centerra Gold Inc. (from 2008 to 2012) and of Allied Nevada Gold Corporation (from 2013 to 2015). Prior to that, he held senior positions at Stillwater Mining Company, Barrick Gold Corporation, Rio Algom and Kinross Gold/Amax. Mr. Lang earned a Bachelor and Masters of Science in Mining Engineering from the University of Missouri-Rolla. Mr. Lang has served on the Board since February 2014. The CGNC recommended that the Company nominate Mr. Lang for re-election to the Board due to his significant experience in the mining industry, together with his director and leadership experience with other mining companies.

Thomas Weng – Mr. Weng has more than 25 years of experience in the financial services sector. Mr. Weng is currently Co-Founding Partner with Alta Capital Partners, a provider of investment banking services (since February 2011). From February 2007 to January 2011, Mr. Weng was a Managing Director at Deutsche Bank and Head of Equity Capital Markets for Metals and Mining throughout the Americas and Latin America, across all industry segments. Prior to 2007, Mr. Weng held various senior positions at Pacific Partners, an alternative investment firm, and Morgan Stanley and Bear Stearns. Mr. Weng graduated from Boston University with a Bachelor of Arts in Economics. Mr. Weng has served on the Board since August 2013. The CGNC recommended Mr. Weng for re-election to the Board due to his significant financial experience together with his advisory experience in the metals and mining space.

Executive Officers:

The executive officers of the Company are appointed by and serve at the pleasure of the Board and hold office until the expiration of their employment agreement, if such officer has entered into an employment agreement with the Company or one of its affiliates, or their earlier death, retirement, resignation or removal. The following is a brief biographical description of each current executive officer of the Company.

Karl Hanneman, Chief Executive Officer – See “Directors and Officers – Nominees for the Board ” above.

David Cross, Chief Financial Officer – Mr. Cross has been the Chief Financial Officer of the Company since May 11, 2015. Mr. Cross is a partner in the firm of Cross Davis & Company, LLP, Chartered Professional Accountants (“Cross Davis”), an accounting firm focused on providing accounting, management services and guidance related to accounting policies, corporate governance and financial regulatory requirements for publicly listed companies reporting under both IFRS and US GAAP. Cross Davis provides corporate accounting support to the Company under a consulting agreement. Mr. Cross began his accounting career at a Chartered Accountant firm in 1997 and obtained his CGA designation in 2004. Mr. Cross’ past experience consists of officer, director and senior management positions, including five years at Davidson & Company LLP, where he spent time as a Manager, a member of their Technical Accounting Committee and a member of their IFRS Committee. He is also the Chief Financial Officer of Interconnect Ventures Corporation, Colombian Mines Corporation and Wealth Minerals Ltd., all public junior natural resource exploration companies listed on the TSXV. Mr. Cross holds a BCIT diploma in Financial Management and is a Chartered Professional Accountant and a Certified General Accountant.

Involvement in Certain Legal Proceedings/Cease Trade Orders, Bankruptcies, Penalties or Sanctions

1.	No director, nominee or executive officer of the Company has been involved in any of the events described by Item 401(f) or Item 103 of Regulation S-K during the past ten years.

2.	Except as disclosed below, no director nominee is, as at the date of this report, or has been within ten years before the date of this report, a director, chief executive officer or chief financial officer of any company (including the Company) that:

(a)	was subject to an order that was issued while the proposed director was acting in the capacity as director, chief executive officer or chief financial officer; or

(b)	was subject to an order that was issued after the proposed director ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer.

For the purposes hereof, the term “order” means:

(a)	a cease trade order;

(b)	an order similar to a cease trade order; or

(c)	an order that denied the relevant company access to any exemption under securities legislation that was in effect for a period of more than 30 consecutive days.

John Ellis was a director of Royal Coal Corp., a public natural resource company listed on the TSXV. On May 9, 2012, after Mr. Ellis ceased as a director, the British Columbia Securities Commission issued a cease trade order against Royal Coal Corp. for failure to file audited financial statements for the period ended December 31, 2011, during which period Mr. Ellis served as a director. Subsequently, similar cease-trade orders were also issued by the Alberta, Manitoba and Ontario Securities Commissions. The cease trade orders all remain in effect.

3.	Except as disclosed below, no proposed director:

(a)	is, as at the date of this report, or has been within the ten years before the date of this report, a director or executive officer of any company (including the Company) that, while such person was acting in such capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver-manager or trustee appointed to hold its assets; or

(b)	has, within ten years before the date of this report, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or has a receiver, receiver manager or trustee appointed to hold the assets of the proposed director.

Stephen Lang was a director of Allied Nevada Gold Corp. (now “Hycroft Mining Corporation”) which, together with certain of its domestic direct and indirect subsidiaries, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on March 10, 2015. Effective October 22, 2015, Allied Nevada Gold Corp has completed its financial restructuring process and has emerged from Chapter 11. Mr. Lang resigned as a director of Allied Nevada Gold Corp on October 8, 2015.

4.	Except as disclosed below, no proposed director has been subject to:

(a)	any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or

(b)	any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in deciding whether to vote for a proposed director.

On March 10, 2010, the TSX Venture Exchange, Inc. (“TSXV”) rendered a decision with respect to a review concerning certain unauthorized loans by Xiana Mining Inc. (formerly “Dorato Resources Inc.”) to Trevali Mining Corporation. As part of its decision, the TSXV required Mr. Drescher (who was a director of Xiana at the relevant time) to seek prior written approval from the TSXV should he propose to be involved with any other TSXV listed issuer as a director and/or officer. On May 14, 2010, the TSX, upon review of the TSXV’s decision, required Mr. Drescher to seek approval from the TSX should he propose to be involved with any other TSX listed issuers as a director and/or officer. In addition, the TSX required Mr. Drescher to inform the TSX of any future actions commenced against him by any regulatory entity. Subsequently, Mr. Drescher applied to the TSX for reconsideration of the abovementioned restrictions and, on May 1, 2013, the TSX agreed to remove all such restrictions.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities. Executive officers, directors and holders of more than 10% of the Common Shares are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) reports they file.

To the knowledge of the directors of the Company, based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required to be filed during Fiscal Year 2018, all filing requirements under Section 16(a) applicable to officers, directors and more than 10% shareholders were satisfied timely, except for report on Form 3 for Stuart Harshaw that was due on April 11, 2018 and filed on October 22, 2018, reports on Form 4 for each of Stuart Harshaw and Stephen Lang that were due on October 19, 2018 and filed on October 22, 2018 and reports on Form 4 for each of Anton Drescher and Karl Hanneman that were due October 19, 2018 and filed on October 24, 2018.

STATEMENT OF CORPORATE GOVERNANCE PRACTICES

NYSE American Corporate Governance

The Common Shares are listed on the NYSE American (formerly NYSE MKT). Section 110 of the NYSE American Company Guide permits the NYSE American to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE American listing criteria, and to grant exemptions from NYSE American listing criteria based on these considerations. Currently, in respect to certain matters discussed below, the Company follows Canadian practices that differ from the requirements of the NYSE American. The Company posts on its website at www.ithmines.com a description of the significant ways in which the Company’s governance practices differ from those followed by domestic companies pursuant to NYSE American standards. The contents of the Company’s website are not incorporated into this report and the reference to such website is intended to be an inactive textual reference only.

A description of the significant ways in which the Company’s governance practices differ from those followed by U.S. domestic companies pursuant to NYSE American standards is as follows:

Shareholder Meeting Quorum Requirement: The NYSE American minimum quorum requirement for a shareholder meeting is one-third of the outstanding shares of common stock. In addition, a company listed on NYSE American is required to state its quorum requirement in its bylaws. The Company’s quorum requirement is set forth in its articles. The Company’s articles provide that the quorum for the transaction of business at a meeting of shareholders is two persons who are, or who represent by proxy, shareholders who, in the aggregate, hold at least 5% of the issued shares entitled to be voted at a meeting. The Company obtained an exemption from the quorum requirements of the NYSE American (then NYSE MKT) upon its initial listing.

Shareholder Approval Requirements: NYSE American requires a listed company to obtain the approval of its shareholders for certain types of securities issuances, including private placements that may result in the issuance of common shares (or securities convertible into common shares) equal to 20% or more of presently outstanding shares for less than the greater of book or market value of the shares. Under the rules of the TSX, shareholder approval is not generally required for a private placement unless (i) the proposed issued price is lower than the allowable discount to the market price, (ii) if the issue price is less than the market price, the aggregate number of shares issued in the private placement is greater than 25% of the number of shares outstanding, on a non-diluted basis, prior to completion of the private placement or (iii) during any six-month period, securities are issued to insiders entitling them to purchase more than 10% of the number of listed securities outstanding, on a non-diluted basis, prior to the completion of the first private placement to an insider during such period. The Company will seek, and has previously obtained, a waiver from NYSE American’s shareholder approval requirements in circumstances where the securities issuance does not trigger such a requirement under the rules of the TSX.

The NYSE American Company Guide also provides that shareholder approval is required for the participation of directors and officers in a private placement pursuant to which the issuance of common shares to such officers and directors at a discount to market is considered an equity compensation arrangement. Under the rules of the TSX, shareholder approval is not generally required in respect of a private placement to directors and officers of the issuer unless, during any six-month period, securities are issued to insiders entitling them to purchase more than 10% of the number of listed securities outstanding, on a non-diluted basis, prior to the completion of the first private placement to an insider during such period.

Statement of Corporate Governance Practices

The Board is committed to sound corporate governance practices that are both in the interest of its shareholders and contribute to effective and efficient decision making. The Company has reviewed its corporate governance practices in light of National Policy 58- 201 Corporate Governance Guidelines (“NP 58-201”) of the Canadian Securities Administrators. In certain cases, the Company’s practices comply with the guidelines; however, the Board considers that some of the guidelines are not suitable for the Company at its current stage of development and therefore these guidelines have not been adopted. National Instrument 58-101 (“NI 58-101”) of the Canadian Securities Administrators mandates disclosure of corporate governance practices for non-Venture Issuers in Form 58-101F1, which disclosure is set out below.

Director Term Limits and Other Mechanisms of Board Renewal

The Company does not have a policy with respect to director term limits, director retirement or board renewal. Since the Company commenced its current operations in 2006, there has been an ongoing renewal of the Board as the skill sets required on the Board have changed over time. As a result of such renewal, four of seven director nominees have served on the Board for less than five years (including one director who has served on the Board for less than three years and three directors who have served on the Board for less than two years). Each year, the CGNC reviews the current make-up of the Board and the existing skill sets and experience of the directors to determine if the current directors are appropriate for re-election and will continue to make an effective contribution and whether or not additional or replacement directors are required, given the Company’s anticipated activities and the requirements of the IRA. The Board considers that the adoption of a fixed policy with respect to board renewal or age or term related retirement is not appropriate for the Company, and that the yearly review is a more appropriate and effective way of addressing the issue of the correct composition of the Board and Board renewal.

Policies Regarding the Representation of Women on the Board

The Board has not adopted a written policy relating to the identification and nomination of women directors. Instead, the charter of the CGNC provides, with respect to the nomination of directors, that the responsibility of the CGNC in identifying and recommending qualified candidates is to take into consideration such factors as it deems appropriate, including judgement, skill, diversity, experience with businesses and other organizations of comparable size, and the need for particular expertise on the Board. Neither the Board nor the CGNC specifically considers the level of representation of women on the Board when considering candidates for election or re-election as the intent of the CGNC is to recommend what it considers to be the “best” candidates, and it does so by reviewing qualifications of prospective Board nominees and determines their relevance taking into consideration the then current Board composition and the anticipated skills required to round out the capabilities of the Board.

Similarly, the Board does not consider the level of representation of women in executive officer positions when making executive officer appointments. At the present time, the Company has a very small management team reflective of its current operations and financial resources, and does not anticipate a material expansion in its management ranks until such time as the Company may proceed with construction of the Livengood Gold Project. The Company is committed to the fundamental principles of equal employment opportunities and treating people fairly, with respect and dignity, and to offering equal employment opportunities based upon an individual’s qualifications and performance – free from discrimination or harassment because of race, color, ancestry, place of origin, religion, gender, sexual orientation, age, marital status, family status, or physical or mental disability. The Company’s policy is to select candidates for employment, including executive officer positions, based solely upon experience, skill and ability of candidates.

The Company does not currently have any women directors and has not adopted any targets regarding women on its Board. As noted above, in evaluating potential nominees to the Board, the CGNC focuses on the current Board composition and the anticipated skills required to round out the capabilities of the Board, including the knowledge and diversity of its membership.

The Company does not presently have any women executive officers and has not adopted any targets regarding women in executive officer positions. As noted above, the Company is an equal opportunity employer, whereby candidates for employment as executive officers are selected based upon primary considerations such as experience, skill and ability.

Ethical Business Conduct

The Board expects management to enhance shareholder value by executing the Company’s business plan and meeting performance goals and objectives according to the highest ethical standards. To this end, in September 2006 the Board adopted a Code of Business Conduct and Ethics (the “Code”) for its directors, officers, employees and, in appropriate cases, consultants. Copies of the Code are available on the Company’s website at www.ithmines.com under “Company – Corporate Governance” or at www.sedar.com. Training with respect to the Code is included in the orientation of new employees. To ensure familiarity with the Code, directors, officers and employees are asked to read the Code and sign a compliance certificate annually. Directors, officers and employees are required to report any known violations of the Code to the Chair of the Audit Committee or to the Company’s outside U.S. or Canadian counsel.

Since the beginning of the Company’s most recent fiscal year there have not been any material change reports or current reports on Form 8-K filed that pertain to any conduct of a director or executive officer that constitutes a departure from the Code or a waiver of the Code by the Board. In addition to the provisions of the Code, directors and senior officers are bound by the provisions of the Company’s Articles and the BCBCA, which set forth the manner of dealing with any conflicts of interest. Specifically, any director who has a material interest in a particular transaction is required to disclose such interest and to refrain from voting with respect to the approval of any such transaction.

In September 2006, the Board also adopted a “Share Trading Policy” (revised November 5, 2013) which prescribes rules with respect to trading in securities of the Company when there is any undisclosed material information or a pending material development. Strict compliance with the provisions of this policy is required, with a view to enhancing investor confidence in the Company’s securities and contributing to ethical business conduct by the Company’s personnel. In 2006, the Board also created the Health, Occupational, Safety & Environmental Committee (renamed the “Technical Committee” in 2014) in order to focus on reviewing project design and operational aspects of any proposed mine development and to reflect the Company’s continuing commitment to improving the environment and ensuring that its activities are carried out in a safe, sustainable and environmentally sound manner.

Anti-Hedging Policy

The Company does not currently have an anti-hedging policy in place for directors, officers or employees and such persons may therefore purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars or units of exchange funds that are designed to hedge or offset a decrease in market value of equity securities granted as compensation. The Board will assess the need and consider implementing such a policy in the future, if warranted.

Communications with the Board

Interested parties, including shareholders of the Company, desiring to communicate with members of the Board, any non-management director or the independent directors as a group, may do so by mailing a request to the Corporate Secretary of International Tower Hill Mines Ltd. at 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada, V6E 2K3. Any such communication should state the number of shares beneficially owned, if any, by the interested party making the communication. The Secretary will forward any such communication to the Chair of the CGNC and will forward such communication to other members of the Board, as appropriate, provided that such communication addresses a legitimate business issue. Any communication relating to accounting, internal controls, auditing or fraud will be forwarded to the chair of the Audit Committee.

COMMITTEES OF THE BOARD

Committees of the Board are an integral part of the Company’s governance structure. At the present time, the Board has four standing committees: the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee, and the Technical Committee. Current details of the composition of the standing committees of the Board are as follows:

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee	Technical Committee

Damola Adamolekun		X		X
Anton Drescher	Chair		X
John Ellis		X		Chair
Karl Hanneman
Stuart Harshaw	X			X
Marcelo Kim			X	X
Thomas Irwin				X
Stephen Lang			Chair	X
Thomas Weng	X	Chair

Audit Committee

Members: Anton Drescher (Chair), Stuart Harshaw and Thomas Weng

The Board has a standing Audit Committee of three members. All members of the Audit Committee are independent within the meaning of National Instrument 52-110 Audit Committees of the Canadian Securities Administrators, the NYSE American listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and satisfy the composition requirements of Section 803(B)(2)(a) of the NYSE American Company Guide. The Board has determined that Anton Drescher is an “audit committee financial expert” as that term is defined in Item 407(d) of Regulation S-K. As an “audit committee financial expert,” Mr. Drescher satisfies the NYSE American financial literacy and sophistication requirements. The Audit Committee has adopted a charter that describes its responsibilities in detail. The charter is available on the Company’s website at www.ithmines.com.

The primary responsibility for financial reporting, internal controls over financial reporting, compliance with laws and regulations, and ethics rests with the management of the Company. The Audit Committee’s primary purpose is to oversee the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements and corporate policies and controls, the independent auditor’s selection, retention, qualifications, objectivity and independence and the performance of the Company’s internal controls on financial reporting function. The Audit Committee reviews the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board have established and the audit process. The Audit Committee also reviews the audited financial statements and management’s discussion and analysis thereof and discusses them with the management of the Company. Additional information about the Audit Committee’s role in corporate governance can be found in the committee’s charter.

Compensation Committee

Members: Thomas Weng (Chair), Damola Adamolekun and John Ellis

The Board has a standing Compensation Committee of three members. All members of the Compensation Committee are independent directors. As set out in its written charter, the purpose of the Compensation Committee is to implement and oversee human resources and compensation policies and best practices for recommendation to the Board for approval and implementation. The Compensation Committee charter is available on the Company’s website at www.ithmines.com. The Compensation Committee has the duty and responsibility to ensure that the Company has in place programs to attract and develop management of the highest caliber and a process to provide for the orderly succession of management. It also has the duty to assess and report to the Board, on an annual basis, on the performance of the CEO for the prior year, and to review, on an annual basis, the salary, bonus and other benefits, direct and indirect, of the CEO and make recommendations in respect thereof for approval of the Board. Additionally, the Compensation Committee reviews, on an annual basis, the proposed compensation for all other officers of the Company after considering the recommendations of the CEO, and makes recommendations in respect thereof for approval by the Board. The Compensation Committee may not delegate these duties and responsibilities, however, the Compensation Committee may, in its sole discretion, retain, at the expense of the Company, such legal, financial, compensation or other advisors or consultants as it may deem necessary or advisable in order to properly and fully perform its duties and responsibilities.

Corporate Governance and Nominating Committee

Members: Stephen Lang (Chair), Anton Drescher and Marcelo Kim

The Board has a standing Corporate Governance and Nominating Committee of three members. All members of the CGNC are independent directors. As set out in its written charter, the primary roles of the CGNC include developing and monitoring the effectiveness of the Company’s corporate governance system and ensuring the Company is in line with the proper delineation of the roles, duties and responsibilities of the Company, the Board and its committees. The CGNC charter is available on the Company’s website at www.ithmines.com. The CGNC also establishes procedures for the identification of new nominees to the Board, leads the candidate selection process, and develops and implements orientation procedures for new directors. Currently, the CGNC does not have a policy allowing for the consideration of director candidates recommended by security holders, but would consider such nominees if presented to the CGNC on a timely basis in the same manner as any other potential candidates. The CGNC is also responsible for assessing the effectiveness of directors, the Board and the various committees of the Board and assisting the Board in setting the objectives of the CEO and evaluating the performance of the CEO.

The CGNC is responsible for reviewing proposals for new nominees to the Board and conducting such background reviews, assessments, interviews and other procedures as it believes necessary to ascertain the suitability of a particular nominee. In determining whether a candidate is qualified to be nominee for a position on the Board, the committee will take into consideration factors such as it deems appropriate, including judgment, skill, diversity, experience with businesses and other organizations of comparable size and the need for particular expertise on the Board. The selection of potential nominees for review by the CGNC is generally the result of recruitment efforts by the individual Board members or the CEO, including both formal and informal discussions among Board members and with the CEO, and is usually based upon the desire to have a specific set of skills or expertise included on the Board.

The appointment of new directors, either to fill vacancies or to add additional directors as permitted by applicable corporate legislation, or the nomination for election as a director of a person not currently a director by the shareholders at an annual general meeting, is carried out by the Board, based on the recommendation of the CGNC. Once the names of any suggested nominees are received by the CGNC, the CGNC carries out such reviews as it determines to be appropriate, including interviews with the proposed nominee, to determine if the proposed nominee possesses the required skill set being sought by the Board and would be an appropriate “fit” for election to the Board. The CGNC then makes a recommendation to the full Board as to the nomination of the identified individual for election as a director, for appointment as a replacement for a director who has resigned or for appointment as an additional director, as applicable. In addition, prior to each annual general meeting of the shareholders of the Company, the CGNC carries out a review of the then current Board composition and makes recommendations as to the individuals, whether existing directors or non-directors, it considers should be nominated for election as a director. With respect to the seven nominees for election as a director at the Company’s 2019 Annual General Meeting of Shareholders, no holder of Common Shares, non-management director, chief executive officer, other executive officer, third-party search firm, or other source recommended any specific nominee, except that Messrs. Kim and Adamolekun were nominated by Paulson under the IRA. Based upon extensive mining industry experience and with a recommendation received from Electrum Strategic Opportunities Fund II L.P. (the “Electrum Fund”), Stuart Harshaw was identified and nominated to the board to fill the vacancy created by Gen. Hamilton’s resignation.

Technical Committee

Members: John Ellis (Chair), Damola Adamolekun, Stuart Harshaw, Thomas Irwin, Marcelo Kim, and Stephen Lang

The Board has a standing Technical Committee of six members. As set out in its written charter, the overall purpose of the Technical Committee is to assist the Board in reviewing technical matters related to project design and operations as well as fulfilling the Board’s oversight responsibilities with respect to the Board’s and the Company’s continuing commitment to improving the environment and ensuring that activities are carried out and facilities are operated and maintained in a safe and environmentally sound manner that reflects the ideals and principles of sustainable development. The Technical Committee charter is available on the Company’s website at www.ithmines.com. The Technical Committee will review technical materials prepared by management of the Company and will monitor, review and provide oversight with respect to the Company’s policies, standards, accountabilities and programs relative to health, safety, and environmental-related matters.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee

The members of the Compensation Committee are Thomas Weng (Chair), Damola Adamolekun and John Ellis, each of whom is an independent director.

The overall purpose of the Compensation Committee is to implement and oversee human resources and compensation policies and best practices for recommendation to the Board for approval and implementation. The Compensation Committee is responsible for administering the Stock Option Plan and the DSU Plan.

The duties and responsibilities of the Compensation Committee are as follows:

(a)	To recommend to the Board human resources and compensation policies and guidelines for application to the Company;

(b)	to review and recommend any changes thought necessary to the Company’s domestic and international compensation and human resources policies and procedures;

(c)	if required by applicable legislation or policy, to prepare, on an annual basis for inclusion in the Company’s annual proxy statement, a report on the Company’s compensation practices;

(d)	to ensure that the Company has in place programs to attract and develop management of the highest caliber and a process to provide for the orderly succession of management, such that particularly:

(i)	properly reflect the duties and responsibilities of members of management;
(ii)	are effective and competitive in attracting, retaining and motivating people of the highest quality; and
(iii)	are based on established corporate and individual performance objectives;

(e)	to assess and report to the Board, on an annual basis, on the performance of the CEO for the prior year;

(f)	to review, on an annual basis, the salary, bonus and other benefits, direct and indirect, of the CEO and make recommendations in respect thereof for approval by the Board, provided that such Board approval will include the approval of a majority of directors that are “independent” of the Company within the meaning of all applicable legal and regulatory requirements (except in circumstances, and only to the extent, permitted by all applicable legal and regulatory requirements);

(g)	to review, on an annual basis, the proposed compensation for all other officers of the Company after considering the recommendations of the CEO, all within the human resources and compensation policies and guidelines approved by the Board, and make recommendations in respect thereof for approval by the Board, provided that such Board approval will include the approval of a majority of directors that are “independent” of the Company within the meaning of all applicable legal and regulatory requirements (except in circumstances, and only to the extent, permitted by all applicable legal and regulatory requirements);

(h)	to implement and administer human resources and compensation policies approved by the Board concerning the following:

(i)	executive compensation, contracts, stock plans or other incentive plans; and
(ii)	proposed personnel changes involving officers reporting to the CEO;

(i)	to review any proposed amendments to the Stock Option Plan or the DSU Plan and report to the Board thereon;

(j)	to review and make recommendations to the Board concerning the CEO’s recommendations for stock option or DSU grants to directors, senior officers, employees and consultants of the Company and its affiliates under the Stock Option Plan or the DSU Plan;

(k)	from time to time, to review the Company’s broad policies and programs in relation to benefits;

(l)	to annually receive from the CEO recommendations concerning annual compensation policies and budgets for all employees;

(m)	from time to time, to review with the CEO the Company’s broad policies on compensation for all employees and overall labor relations strategy for employees;

(n)	to periodically review the adequacy and form of the compensation of directors and to ensure that the compensation realistically reflects the responsibilities and risks involved in being an effective director, and to report and make recommendations to the Board accordingly;

(o)	to report regularly to the Board on all of the committee’s activities and findings during that year; and

(p)	to develop a calendar of activities to be undertaken by the committee for each ensuing year and to submit the calendar in the appropriate format to the Board within a reasonable period of time following each annual general meeting of shareholders.

The following table provides further detail with regard to the members of the Compensation Committee and their relevant experience in executive compensation-related roles.

	Thomas Weng	Damola Adamolekun	John Ellis

Experience as senior leadership of organizations similar to the Company	√	√	√
Direct operational, functional or oversight experience in executive compensation	√	√	√
Experience serving on compensation committees of organizations similar to the Company	√	-	√

The current members of the Compensation Committee, consisting of Messrs. Weng, Adamolekun and Ellis, have over 50 years of combined experience, both as senior leadership as well as direct operational or functional experience overseeing executive compensation at organizations similar to the Company. Messrs. Ellis and Weng have each served on the compensation committee of similar-sized organizations, and the Compensation Committee supports continuous training and education with respect to executive compensation. It is the opinion of the Board that the extensive experience held by members of the Compensation Committee provides them with the ability to make sound and proper decisions on the suitability of the Company’s compensation policies and practices.

The Chair of the Compensation Committee is responsible for setting the priority for the work of the committee, ensuring that members have the information needed to fulfill their responsibilities, overseeing the logistics of the committee’s operations, reporting to the Board on the committee’s decisions and recommendations and setting the agenda for meetings of the committee.

Independent Compensation Advisors

The Compensation Committee has the authority to engage and compensate, at the expense of the Company, any outside advisor that it determines to be necessary to permit it to carry out its duties, including compensation consultants and advisers. The Compensation Committee did not retain the services of any independent advisors during Fiscal Year 2018.

Executive Compensation Strategy, Philosophy and Principles

The Company’s executive compensation strategy is designed to attract, retain and motivate an experienced and effective key management team. The strategy focuses on creating strong links between pay and performance and aligning the interests of executives, shareholders and other stakeholders.

The executive officers of the Company are compensated in a manner consistent with Compensation Committee’s subjective view of their respective contributions to the overall benefit of the Company, taking into account the criteria set out below.

The determination of executive compensation amount and award is based on a combination of factors, including, but not limited to, information provided to the Compensation Committee by compensation consultants (if utilized), the Compensation Committee’s subjective assessment as to market conditions, information with respect to the compensation of peer group entities (if a peer group is determined), internal policies and practices and the discretion of the Compensation Committee in consideration of their compensation-related experience. The compensation program for each of the executive officers is comprised of a base salary and stock options, and may include an annual cash incentive bonus, if deemed appropriate by the Compensation Committee.

In the case of a mineral exploration company with a significant asset in the advanced exploration/feasibility stage such as the Company, the Compensation Committee considers the following aspects to be of primary importance in assessing the performance of executive officers:

a)	the ability to design, implement and carry out mineral property development in a safe, environmentally appropriate, efficient and cost-effective basis;

b)	the ability to scope, and effectively oversee, the carrying out of programs designed to optimize the Livengood Gold Project, taking into account the conclusions of the 2017 Pre-Feasibility Study on the project, and to integrate the results of such programs on an ongoing basis;

c)	the ability to raise the significant and necessary capital to permit the Company to carry out the work required to advance such a project through to a stage where a production decision can be considered;

d)	the ability to locate and hire the appropriate personnel required to carry out a feasibility study and permitting activities;

e)	should a production decision be made, the ability to finance, construct and operate a major mine project, focus the Company’s resources and appropriately allocate such resources to the benefit of the Company as a whole; and

f)	the ability to ensure compliance by the Company with applicable regulatory requirements and carry on business in a sustainable manner.

Elements of Compensation

Base Salaries

Base salaries are targeted at levels that the Compensation Committee believes, based on the experience of the members of the Compensation Committee, to be generally competitive with the base salaries paid by mining companies of a comparable size and state of development to the Company. Base salaries are initially set through negotiation at the time of hire. Salary for individual executives is generally assessed based on years of experience, potential, performance, business circumstances, market demands or other factors specific to the executive role. Base salaries are reviewed annually by the Compensation Committee to determine if adjustments are appropriate or required, based on the Compensation Committee’s subjective assessment of corporate and individual performance over the previous year and considering the market conditions for the gold industry, changes in the Company’s organization, inflation, and changes in responsibilities and retention requirements. On March 12, 2018, the Board approved recommendations by management to reduce corporate overhead costs, including a reduction in CEO salary by 50% to reflect an approximate 50% reduction in the effort needed to perform CEO duties.

The Compensation Committee typically, in consultation with the CEO, makes recommendations to the Board regarding the base salaries for executive officers of the Company other than the CEO. The Compensation Committee is responsible for recommending the salary level of the CEO to the Board for approval.

Annual Incentives (Short-Term Incentives)

While the Company had previously implemented a formal Annual Incentive Compensation Plan, the change in the focus of the Company towards the optimization program with respect to the Company’s 2017 Pre-feasibility Study, and the significant reduction in field work and preparation for permitting and simplification of corporate objectives has meant that the Compensation Committee has adopted an informal and subjective approach to annual incentives, which are generally in the form of cash bonuses, when and if appropriate in the opinion of the Compensation Committee.

Equity-Based Incentive Plans

2006 Incentive Stock Option Plan

The Stock Option Plan is designed to align the interests of executives and those of shareholders through the opportunity of share ownership.

Recommendations for the grant of incentive stock options are initially made by the CEO to the Compensation Committee, which is responsible for reviewing and considering any such recommended grants and thereafter recommending the grant thereof (subject to any changes determined appropriate by the Compensation Committee, including declining to recommend some or all of such grants, or amending the proposed terms thereof) to the Board, which then makes the actual grants. Stock option allocations are made at the discretion of the Compensation Committee, considering the Company’s performance and an employee’s individual performance. While the Compensation Committee aims to have individuals with similar levels of responsibility holding approximately equivalent numbers of options, additional grants may be allocated to those executives believed by the Compensation Committee to be in a position to more directly affect the success of the Company. In addition, ranges are proposed for each organizational level of the Company, taking into consideration the number of shares available for option.

In Fiscal Year 2018, the Company granted incentive stock options to Mr. Karl Hanneman in connection with his 50% salary reduction effective on March 12, 2018. Mr. Hanneman is entitled to purchase a total of 332,417 Common Shares in the capital stock of the Company at an issue price of C$0.61 per share. The options vested 100% on the grant date (March 21, 2018) with an expiry date of March 21, 2024.

For a general description of the terms and conditions of the Stock Option Plan, see “Securities Authorized For Issuance Under Equity Compensation Plans – Stock Option Plan – General Description of the Stock Option Plan” on page 35.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). The DSU Plan was approved by the shareholders of the Company at the Company’s annual general meeting of shareholders on May 24, 2017.

The purpose of the DSU Plan is to allow the Company to grant deferred share units (“DSUs”), each of which is equivalent in value to a Common Share, to directors, officers and employees of the Company and its subsidiaries (“Eligible Persons”) in recognition of their contributions and to provide for an incentive for their continuing relationship with the Company. The granting of such DSUs is intended to promote a greater alignment of the interests of Eligible Persons with the interests of shareholders.

On October 17, 2018, the Company granted each director (other than directors nominated for election by Paulson) 101,220 DSUs with an aggregate grant date fair value of C$83,000 (or C$0.82 per DSU). Each DSU vested immediately upon being granted, but the underlying Common Shares are not issuable until the director ceases to serve as a director.

For a general description of the terms and conditions of the Stock Option Plan, see “Securities Authorized For Issuance Under Equity Compensation Plans – DSU Plan – General Description of the DSU Plan” on page 37.

Benefit, Perquisites and Pension Programs

Other Benefits and Perquisites

The Company’s wholly-owned U.S. subsidiary, Tower Hill Mines (US) LLC (“Tower US”), which employs all personnel, has a benefit program in place, including medical and dental benefits and basic life insurance, which applies to all permanent employees of Tower US. The Company believes that such a plan is an important consideration in attracting the necessary personnel.

Executive Retirement Plan

The Company does not have a defined benefit pension plan for any of its executive officers or other employees. However, through Tower US, the Company makes contributions to a 401(k) plan on behalf of each of Tower US’s employees, including executive officers, equal to 3% of their base salaries up to the contribution limit as prescribed by the U.S. Internal Revenue Service. In Fiscal Year 2018, contributions totaling $5,538 were made by Tower US on behalf of the named executive officers.

Compensation Risk Management

The Board annually reviews and approves the Company’s strategic plan, considering business opportunities, level of risks consistent with the Company’s risk appetite, cost implications, health, safety and environmental standards and alignment with the objectives at the Company’s Livengood Gold Project in Alaska. At the present, these objectives are focused primarily on completing the ongoing project optimization work plan and maintaining the baseline environmental data collection program, as required to support future permitting. In the Compensation Committee’s view, this focus in and of itself provides a lower risk profile and reduces the risk that compensation matters will not be consistent with prudent risk-taking. The reduction in short-term incentives, such as cash bonuses, coupled with the continued use and emphasis on share-based compensation through longer term incentive stock options with deferred vesting provisions is a measure of time risk, focusing on longer-term performance.

The Board’s review of the Company’s compensation practices considers the business risk thereof to the Company in the context of the mineral resource industry. The Board reviews and approves annual corporate objectives in the context of approved annual budgets and maintains a formal system of corporate and financial authority levels to ensure compliance with the approved budget.

Effects of Internal Revenue Code Section 409A on Executive Compensation

Section 409A of the Internal Revenue Code generally affects the grants of most forms of deferred compensation. The Company’s compensation program is designed to comply with the final regulation of the U.S. Internal Revenue Service and other guidance with respect to Section 409A of the Internal Revenue Code and the Company expects to administer its compensation programs accordingly. The provisions of the NEO employment agreements include provisions to change the timing of payments of which may be required affecting any additional taxes or interest and amending agreements without impairing the economic benefits to the NEO, but in no event shall the Company be liable to any NEO for any taxes, penalties, or interest that may be due as a result of the application of Internal Revenue Code Section 409A.

Compensation Committee Report

The information contained in the following Compensation Committee Report shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into a future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates this report by reference therein.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

This Report has been submitted by the following members of the Compensation Committee:

Thomas Weng, Chair

Damola Adamolekun

John Ellis

Total Shareholder Return Performance – Performance Graph

The following chart compares the total cumulative shareholder return on $100 invested in Common Shares on December 31, 2013 with the cumulative total returns of the S&P/TSX Composite Index and S&P/TSX Global Gold Index for the five most recently completed financial years.

Cumulative Total Shareholder Return
International Tower Hill Mines vs S&P/TSX Composite Index and S&P/TSX Global Gold Index

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/30/2018
International Tower Hill Mines	100.00	123.81	64.29	178.57	133.33	169.05
S&P/TSX Composite Index	100.00	107.42	95.51	112.23	119.00	105.15
S&P/TSX Global Gold Index	100.00	93.19	82.79	124.16	124.93	119.40

As can be seen from the foregoing graph, the Company’s performance generally has directionally tracked the performance of the S&P/TSX Global Gold Index over the last five years. Over this period, both the Company’s performance and the S&P/TSX Global Gold Index have exceeded the performance of the S&P/TSX Composite Index. However, the volatility of the Company’s stock price over the period is greater than either the S&P/TSX Global Gold Index or the S&P/TSX Global Gold Index. In late 2012, gold prices had a steady decline and investor sentiment turned negative towards mining equities with projects with lower grade resources requiring large capital expenditures. During 2014 through 2018, the Company has progressed on a number of opportunities with the potential for optimization and reducing costs of building and operating a mine at the Livengood Gold Project. The change in shareholder return can be generally attributed to the change in the gold price, the long-term nature of the Company’s optimization process which results in significant periods of time without significant news flow, and the updated technical report on SEDAR entitled “NI 43-101 Technical Report Pre-feasibility Study of the Livengood Gold Project, Livengood, Alaska, USA” dated March 8, 2017 and signed April 10, 2017.

The total compensation for NEOs decreased 38% between 2017 and 2018. Cash compensation for NEO’s (salary and bonus) decreased 44% between 2017 and 2018 as a result of the CEO transitioning to 50% time. In 2017, options were granted in connection with the appointment of a new CEO. In March 2018, options were granted in connection with the CEO transition to 50% time. The Company’s overall compensation to NEOs has been generally aligned to the progress made on advancing the Livengood Gold Project. The CEO has achieved substantially all performance objectives established by the Board while making progress in the optimization of the Livengood Gold Project. Such optimization, while significantly benefiting the Company and the Livengood Gold Project and positioning it for potential advantage in a rising gold market, does not translate into share price performance, which is essentially directly tied to the current gold prices.

Summary Compensation Table

The following table sets forth the compensation for each named executive officer (“NEO”) during the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	All other compensation(2) ($)	Total Compensation ($)
Karl Hanneman,	2018	184,615	-	-	124,166	69,415	378,196
CEO(3)	2017	291,058	-	-	79,963	8,100	379,121
David Cross	2018	55,579	-	-	-	-	55,579
CFO(4)	2017	55,585	-	-	-	-	55,585

(1)	Amount represents the grant date fair value of option awards. The grant date fair value of option awards was calculated in accordance with Financial Accounting Standards Board Codification Topic 718. Canadian dollar amounts were translated to U.S. dollars using the exchange rate on the date of grant.
(2)	Amounts in “All other compensation” represent contributions to the Company’s 401(k) plan and, in 2018, includes $63,877, representing the fair value of the date of grant of 101,220 DSUs issued to Mr. Hanneman as a director of the Company on October 17, 2018.
(3)	Mr. Hanneman was appointed CEO on January 31, 2017. Prior to that, Mr. Hanneman had served as Chief Operating Officer since March 26, 2015 and, prior to that, as the General Manager of the Livengood Gold Project. On May 30, 2018, Mr. Hanneman was elected to the Board.
(4)	Mr. Cross was appointed Chief Financial Officer on May 11, 2015.

Grants of Plan-Based Awards

A summary of plan-based awards granted during the year ended December 31, 2018 to each NEO is set forth below. All grants were made under the Stock Option Plan.

Grants of Plan Based Awards
Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards (C$/Sh)	Grant Date Fair Value of Option Awards($)(1)
Karl Hanneman, COO/CEO(2)	March 21, 2018	332,417	0.61	124,166
David Cross, CFO	-	-	-	-

(1)	Amount represents the grant date fair value of option awards. The grant date fair value of option awards was calculated in accordance with Financial Accounting Standards Board Codification Topic 718. Canadian dollar amounts were translated to U.S. dollars using the exchange rate on the date of grant.
(2)	Mr. Hanneman was appointed CEO on January 31, 2017. Prior to that, Mr. Hanneman had served Chief Operating Officer since March 26, 2015 and, prior to that, as the General Manager of the Livengood Gold Project.

Outstanding Equity Awards

The following table sets forth the option-based awards granted to the NEOs that were outstanding as at December 31, 2018 (based on vesting as it existed at December 31, 2018):

Outstanding Equity Awards at 2018 Fiscal Year End
Name	Number of Securities Underlying Unexercised Options # Exercisable(1)	Number of Securities Underlying Unexercised Options # Unexercisable(1)	Option Exercise Price (C$)	Option Grant Date	Option Expiration Date
Karl Hanneman(2)	330,000	-	1.11	February 25, 2014	February 25, 2022
COO/CEO	400,000	-	1.00	March 16, 2015	March 16, 2023
	166,667	83,333	1.35	October 23, 2017	February 1, 2025
	332,417	-	0.61	March 21, 2018	March 21, 2024
David Cross(3)	30,000	-	1.00	June 9, 2015	June 9, 2023
CFO

(1)	Except for the options granted to Mr. Hanneman on October 23, 2017 and March 21, 2018, all options presented in this table vested as to one-third on the date of grant, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. The options granted to Mr. Hanneman on October 23, 2017 vested as to one-third on the grant date, one-third on February 1, 2018, and will vest as to the remaining one-third on February 1, 2019. The options granted to Mr. Hanneman on March 21, 2018 vested 100% on the grant date.
(2)	Mr. Hanneman was appointed CEO on January 31, 2017 and prior to that date, had been Chief Operating Officer since March 26, 2015.
(3)	Mr. Cross was appointed CFO on May 11, 2015.

Except as otherwise noted, the Company has not granted any share-based awards to NEOs, and there are no estimated future payouts under non-equity or equity incentive plan awards.

None of the NEOs exercised option-based awards during the year ended December 31, 2018.

Employment Agreements, Termination and Change of Control Benefits

Karl Hanneman (CEO)

Effective March 12, 2018, Karl Hanneman, the Company’s CEO, entered into a new employment agreement with Tower Hill Mines (US) LLC. Under the new employment agreement, Mr. Hanneman will continue to be responsible for all duties normally incidental to the position of CEO. However, due to a 50% reduction in the amount of time required to perform those duties as the scope of work the Company is performing is reduced, the base salary Mr. Hanneman is entitled to receive has been reduced by 50% from $300,000 to $150,000 per year. Mr. Hanneman continues to be eligible for an annual performance bonus targeted at 100% of his base salary. The new employment agreement also provides for standard benefits and contains customary confidentiality and non-competition provisions.

The employment agreement with Mr. Hanneman is for an indefinite term and is an “at will” agreement, which means that either Tower US or Mr. Hanneman may terminate the employment relationship without notice and without payment of any compensation (including voluntary resignation, retirement, termination with or without cause) except as otherwise provided. Mr. Hanneman’s employment agreement specifically provides for a severance payment upon termination under certain events. Under the terms of the employment agreement, the Company may terminate Mr. Hanneman’s employment in its sole discretion without cause and for any reason whatsoever, in which event Mr. Hanneman would be entitled to receive an amount equal to his annual base salary plus the portion of annual bonus earned. Under the terms of the employment agreement, upon termination after a change of control, Mr. Hanneman would be entitled to receive an amount equal to his annual base salary plus the annual performance bonus (at target), immediate vesting of any unvested stock options and continuation of medical benefits for a period of one year.

“Change of Control” means:

(a)	any person or group of affiliated or associated persons acquires more than 50% of the voting power of the Company;

(b)	the consummation of a sale of all or substantially all of the assets of the Company;

(c)	the liquidation or dissolution of the Company;

(d)	a majority of the members of the Board are replaced during any 12-month period by Board members whose nomination or election was not approved by the members of the Board at the beginning of such period (the “Incumbent Board”) (provided that any subsequent members of the Board whose nomination or election was previously approved by the Incumbent Board shall thereafter be also deemed to be a member of the Incumbent Board); or

(e)	the consummation of any merger, consolidation, or reorganization involving the Company in which, immediately after giving effect to such merger, consolidation or reorganization, less than 51% of the total voting power of outstanding stock of the surviving or resulting entity is then “beneficially owned” (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) in the aggregate by the shareholders of the Company immediately prior to such merger, consolidation or reorganization. Notwithstanding the foregoing, in no event shall a Change of Control be deemed to occur in the event of a sale of Company securities or debt as part of a bona fide capital raising transaction or internal corporate reorganization.

David Cross (CFO)

Upon David Cross’s appointment as CFO on May 11, 2015, the Company and Mr. Cross entered into a consulting agreement. Pursuant to the terms of this agreement, Mr. Cross has agreed to act a Chief Financial Officer of the Company (“CFO”). As consideration for so acting, pursuant to the agreement Mr. Cross received an initial grant of 30,000 incentive stock options on June 9, 2015 (see the “Outstanding Equity Awards” table as at December 31, 2017 above for a description of vesting and other terms applicable to Mr. Cross’s option grant), and will be granted such further and additional incentive stock options as the Board may from time to time in its sole discretion determine, having regard to Mr. Cross’s position as a senior officer of the Company and his corresponding obligations in respect thereof, and his performance of the stipulated services under the agreement. The agreement does not provide for a fixed term, and is terminable by either the Company or Mr. Cross on 90 days’ notice, provided that the Company may terminate the agreement at any time upon notice if Mr. Cross is guilty of conduct that would, at common law, constitute just cause for summary dismissal of Mr. Cross if he were an employee of the Company, or if he is unwilling or unable to provide the stipulated services, either competently and efficiently or at all, or in the case of Mr. Cross declaring bankruptcy. No severance is payable other than as required by the notice provision (90 days).

Concurrent with the appointment of Mr. Cross as CFO, the Company entered into a consulting agreement with Cross Davis & Company LLP (“Cross Davis”), a general accounting firm of which Mr. Cross is a partner. Pursuant to such agreement, Cross Davis provides corporate accounting support to the Company in exchange for a monthly fee of C$6,000 per month, plus GST. If the Company requests Cross Davis to provide additional services not specifically set out in the agreement, then the Company will pay for such services at a fee to be agreed. The agreement does not provide for a fixed term, and is terminable by either the Company or Cross Davis on 90 days’ notice, provided that the Company may terminate the agreement at any time upon notice if Cross Davis becomes bankrupt, or if it is unwilling or unable to provide the stipulated services, either competently and efficiently or at all. No payment is due upon termination other than as required by the notice provision (90 days).

The following table shows the estimated severance payment payable to the Company’s current NEOs if they were terminated on December 31, 2018 after a Change of Control.

Name	Salary ($)	Bonus ($)	Stock Option Awards	All Other Compensation ($)		Total ($)
Karl Hanneman, CEO	150,000	150,000	-	35,000	(1)	335,000
David Cross, CFO	N/A	N/A	-	C$18,000(2)		C$18,000

(1)	Estimated based on annual salary contribution to the 401(k) plan subject to the contribution limit as prescribed by the Internal Revenue Service and continuation of medical benefits for a period of twelve months.
(2)	Represents the amount payable assuming the required 3 months’ notice is not given and therefore a payout of 3 months’ consulting fees is required.

Director Compensation

The Board has approved the payment of annual retainer fees to the non-management directors of the Company in recognition of the fact that service as a director in an active resource exploration company such as the Company requires a significant commitment of time and effort and the assumption of increasing liability. As part of the Company’s effort to reduce corporate overhead costs beginning in 2018, the annual retainer for non-Paulson directors was reduced to C$10,000 in 2018.

Pursuant to the IRA, the directors who are nominees of Paulson are not entitled to receive any salary or other compensation (including directors’ fees) for their service as directors. Accordingly, neither Mr. Kim (Chair) nor Mr. Adamolekun receive any compensation for serving on the Board.

The Company reimburses all directors (including Paulson nominees) for their actual out-of-pocket costs incurred in attending Board and Board committee meetings. In addition, all directors have the benefit of customary directors’ and officers’ liability insurance providing coverage in amounts and terms satisfactory to Paulson. In addition, the Company is required to enter into indemnity agreements with each such director substantially in a form agreed by Paulson.

Director Compensation Table

The following table discloses all amounts of compensation provided to the Company’s directors for the Company’s most recently completed financial year.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Damola Adamolekun(2)	-	-	-	-
Anton Drescher	13,058	-	63,877	76,935
John Ellis	13,058	-	63,877	76,935
Stuart Harshaw(3)	5,742	-	63,877	69,619
Thomas Irwin	13,058	-	63,877	76,935
Marcelo Kim(2)	-	-	-	-
Stephen Lang	13,058	-	63,877	76,935
Thomas Weng	13,058	-	63,877	76,935

(1)	On October 17, 2018, each director other than the Paulson nominees received 101,220 DSUs having a fair value on the date of grant of $63,877.
(2)	As nominees of Paulson under the IRA, neither Mr. Adamolekun nor Mr. Kim is entitled to receive any compensation for acting as a director of the Company.
(3)	Mr. Harshaw was appointed to the Board effective April 1, 2018 to fill the vacancy that resulted from General Hamilton’s November 6, 2017 resignation.

Outstanding Option-Based Awards

The following table sets forth the option-based awards granted to directors that were outstanding as at December 31, 2018 (based on vesting as it existed at December 31, 2018):

Option-based Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price (C$)	Option Grant Date	Option Expiration date	Value of Unexercised in-the-money options ($)(1)
Damola Adamolekun	-	-	-	-	-	-
Anton Drescher	60,000	-	1.11	February 25, 2014	February 25, 2022	-
	60,000	-	1.11	March 10, 2014	March 10, 2022	-
	60,000	-	1.00	March 16, 2015	March 16, 2023	-
John Ellis	60,000	-	1.11	February 25, 2014	February 25, 2022	-
	60,000	-	1.00	March 16, 2015	March 16, 2023	-
Stuart Harshaw	-	-	-	-	-	-
Thomas Irwin	400,000	-	1.11	February 25, 2014	February 25, 2022	-
	250,000	-	1.11	March 10, 2014	March 10, 2022	-
	500,000	-	1.00	March 16, 2015	March 16, 2023	-
Stephen Lang	60,000	-	1.11	February 25, 2014	February 25, 2022	-
	60,000	-	1.00	March 16, 2015	March 16, 2023	-
Thomas Weng	60,000	-	1.11	February 25, 2014	February 25, 2022	-
	60,000	-	1.11	March 10, 2014	March 10, 2022	-
	60,000	-	1.00	March 16, 2015	March 16, 2023	-
Marcelo Kim	-	-	-	-	-	-

(1)	Valued using the closing market price of Common Shares on the TSX on December 31, 2018 (C$0.52 per share) less the exercise price per share.

In addition to the options described above, each of the Company’s directors (other than the Paulson nominees) received a grant of 101,220 DSUs during the year ended December 31, 2018. Each DSU vests immediately and will entitle the holder to receive an equivalent number of Common Shares when the director in question ceases to serve as a director.

Table of Annual Burn Rate

The following table sets forth the annual burn rate of all equity compensation plans of the Company for the last three financial years. The annual burn rate is expressed as a percentage of number of securities granted under all equity compensation plans of the Company during the applicable financial year over the weighted average number of securities outstanding for the applicable financial year.

	Financial Year 2018	Financial Year 2017	Financial Year 2016
Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	1,128,625	250,000	0
Weighted Average Number of Securities Outstanding	182,051,570	162,284,057	116,833,893
Burn Rate	0.62%	0.15%	0.0%

Stock Option Plan

The Stock Option Plan was approved by shareholders of the Company in September 2006, and subsequently re-approved by shareholders of the Company in November 2007, October 2008 and October 2009. The Stock Option Plan was subsequently amended and approved by shareholders in September 2012 and May 2015, and re-approved by shareholders of the Company in May 2018. The Stock Option Plan is a “rolling” plan, which means that the maximum number of Common Shares that may be issued pursuant to the exercise of options granted under the Stock Option Plan is 10% of the number of issued and outstanding Common Shares as at the date of grant.

Purpose of the Stock Option Plan

The Stock Option Plan is intended as an incentive to enable the Company to attract and retain qualified directors, officers, employees and consultants of the Company and its affiliates, promote a proprietary interest in the Company and its affiliates among its employees, officers, directors and consultants, and stimulate the active interest of such persons in the development and financial success of the Company and its affiliates.

General Description of the Stock Option Plan

The Stock Option Plan is administered by the Compensation Committee. Options are granted by the Board based upon the recommendations of the Compensation Committee. The following is a brief description of the Stock Option Plan, which description is qualified in its entirety by the Stock Option Plan.

1.	Options may be granted to Employees, Officers, Directors, Non-Employee Directors, Management Company Employees, and Consultants (all as defined in the Stock Option Plan) of the Company and its affiliates who are, in the opinion of the Compensation Committee, in a position to contribute to the success of the Company or any of its affiliates or who, by virtue of their service to the Company or any predecessors thereof or to any of its Affiliates, are in the opinion of the Compensation Committee, worthy of special recognition.

2.	The aggregate number of Common Shares that may be made issuable pursuant to options granted under the Stock Option Plan at any particular time, unless otherwise approved by shareholders, may not exceed that number which is equal to 10% of the Common Shares issued and outstanding at such time. For greater certainty, in the event options are exercised, expire or otherwise terminate, the Company may (subject to such 10% limit) grant an equivalent number of new options under the Stock Option Plan and the Company may (subject to such 10% limit) continue to grant additional options under the Stock Option Plan as its issued capital increases, even after the Stock Option Plan has received regulatory acceptance and shareholder approval.

3.	The number of Common Shares subject to each option will be determined by the Board at the time of grant (based upon the recommendations of the Compensation Committee), provided that the maximum aggregate number of Common Shares issued pursuant to the exercise of options granted to insiders under the Stock Option Plan (together with those Common Shares which may be issued pursuant to any other security-based compensation plan of the Company or any other options for services granted by the Company) within a 12 month period shall not exceed 10% of the issued and outstanding number of Common Shares. Subject to the overall 10% limit described in 2 above, and the limitations on options to insiders as set forth above, there is no maximum limit on the number of options which may be granted to any one person.

4.	The exercise price of an option will be set by the Compensation Committee in its discretion, but such price shall be fixed in compliance with the applicable provisions of the TSX Company Manual in force at the time of grant and, in any event, will not be less than the closing price of the Common Shares on the TSX on the day prior to the option grant.

5.	Options may be exercisable for a period of up to ten years from the date of grant. The Stock Option Plan does not contain any specific provisions with respect to the causes of cessation of entitlement of any optionee to exercise his or her option, provided, however, that the Board may, at the time of grant, determine that an option will terminate within a fixed period (which is shorter than the option term) upon the ceasing of the optionee to be an eligible optionee (for whatever reason) or upon the death of the optionee, provided that, in the case of the death of the optionee, an option will be exercisable only within one year from the date of the optionee’s death.

6.	Notwithstanding the expiry date of an option set by the Board, the expiry date will be adjusted, without being subject to the discretion of the Board or the Compensation Committee, to take into account any blackout period imposed on the optionee by the Company. If the expiry date falls during, or within 10 business days after, a blackout period, then the expiry date of such option will, without any further action by the Compensation Committee or the Board, be extended to the close of business on the tenth business day after the end of such blackout period.

7.	The Stock Option Plan does not provide for any specific vesting periods. The Compensation Committee may, at the time of grant of an option, determine when that option will become exercisable and any applicable vesting periods, and may determine that that option will be exercisable in installments.

8.	On the occurrence of a takeover bid, issuer bid or going private transaction, the Board has the right to accelerate the date on which any option becomes exercisable and may, if permitted by applicable legislation, permit an option to be exercised conditional upon the tendering of the Common Shares thereby issued to such bid and the completion of, and consequent taking up of such Common Shares under, such bid or going private transaction.

9.	Options are non-assignable (except as specifically provided in the Stock Option Plan in the event of the death of the optionee), and may, during his or her lifetime, only be exercised by the optionee.

10.	The exercise price per Common Share under an option may be reduced, at the discretion of the Board (upon the recommendation of the Compensation Committee), if (a) at least six months has elapsed since the later of the date such option was granted and the date the exercise price for such option was last amended and (b) if required by the TSX, shareholder approval (including disinterested shareholder approval) is obtained.

11.	If there is any change in the number of Common Shares outstanding through any declaration of a stock dividend or any consolidation, subdivision or reclassification of the Common Shares, the number of Common Shares available under the Stock Option Plan, the Common Shares subject to any granted stock option and the exercise price thereof will be adjusted proportionately, subject to any approval required by the TSX. If the Company amalgamates, merges or enters into a plan of arrangement with or into another corporation, and the Company is not the surviving or acquiring corporation, then, on any subsequent exercise of such option, the optionee will receive such securities, property or cash which the optionee would have received upon such reorganization if the optionee had exercised his or her option immediately prior to the record date.

12.	The Stock Option Plan provides that, subject to the policies, rules and regulations of any lawful authority or regulatory body having jurisdiction over the Company (including the TSX), the Board may, at any time, without further action or approval by the shareholders of the Company, amend the Stock Option Plan or any option granted under the Stock Option Plan (or related stock option agreement) for administrative purposes or in such other respects as it may consider advisable including, without limitation, to:

(a)	ensure that the options granted under the Stock Option Plan will comply with any provisions respecting stock options in tax and other laws in force in any country or jurisdiction of which a optionee to whom an option has been granted may from time to time be resident or a citizen;

(b)	correct any defect or omission or reconcile any inconsistency in the Stock Option Plan, any option or option agreement;

(c)	change the vesting provisions of an option or the Stock Option Plan;

(d)	subject to (m) below, change termination provisions of an option;

(e)	add or modify a cashless exercise feature providing for payment in cash or securities upon the exercise of options;

(f)	ensure compliance with applicable laws or the requirements of the TSX or any regulatory body or stock exchange with jurisdiction over the Company;

(g)	add or change provisions relating to any form of financial assistance provided by the Company to participants under the Stock Option Plan that would facilitate the purchase of securities under the Stock Option Plan;

provided that shareholder approval shall be obtained for any amendment that results in:

(h)	an increase in the common shares issuable under options granted pursuant to the Stock Option Plan;

(i)	a change in the persons who qualify as participants eligible to participate under the Stock Option Plan;

(j)	a reduction in the exercise price of an option;

(k)	the cancellation and reissuance of any option;

(l)	the extension of the term of an option;

(m)	a change in the insider participation limit contained in subsection 5.1(b) (see paragraph 3 above);

(n)	options becoming transferable or assignable other than for the purposes described in section 10; and

(o)	a change in the amendment provisions contained in section 16 (the section which permits the foregoing amendments).

DSU Plan

The DSU Plan was approved by the shareholders of the Company on May 24, 2017. The DSU Plan must be re-approved by the shareholders of the Company every three years.

Purpose of the DSU Plan

The purpose of the DSU Plan is to allow the Company to grant DSUs, each of which is equivalent in value to a Common Share, to directors, officers and employees of the Company or a subsidiary of the Company (“Eligible Persons”) in recognition of their contributions and to provide for an incentive for their continuing relationship with the Company. The granting of such DSUs is intended to promote a greater alignment of the interests of Eligible Persons with the interests of shareholders.

General Description of the DSU Plan

The DSU Plan is administered by the Compensation Committee. The following is a brief description of the DSU Plan, which description is qualified in its entirety by the DSU Plan.

1.	The Compensation Committee, from time to time in its sole discretion, may grant DSUs to Eligible Persons (“Participants”). In respect of each grant of DSUs, the Compensation Committee will determine on the date of any such grant (i) the number of DSUs allocated to the Participant, (ii) whether the Participant will be entitled to elect to receive a cash payment in lieu of Common Shares in respect of such DSUs on the Distribution Date (as defined below) (such DSUs, “Cash Option DSUs”), (iii) any vesting conditions that may be applicable to such grant, and (iv) such other terms and conditions of the DSUs applicable to the grant.

2.	Unless otherwise provided at the time of grant, DSUs will be fully vested upon being granted. One or more accounts (each, an “Account”) will be maintained by the Company in respect of each Participant and will be credited by means of a book-keeping entry with DSU’s granted to such Participant from time to time.

3.	Notwithstanding any other provision of the DSU Plan:

(a)	the maximum number of Common Shares issuable pursuant to outstanding DSUs at any time will be limited to 10% of the aggregate number of issued and outstanding Common Shares, provided that the maximum number of Common Shares issuable pursuant to outstanding DSUs and all other security-based compensation arrangements (which includes the Stock Option Plan), may not exceed 10% of the Common Shares outstanding from time to time;

(b)	the number of Common Shares reserved for issuance to any one Participant under all security based compensation arrangements may not exceed 5% of the issued and outstanding Common Shares;

(c)	the number of Common Shares issuable to insiders (as defined in the TSX Company Manual), at any time, under all security-based compensation arrangements, may not exceed 10% of the issued and outstanding Common Shares; and

(d)	the number of Common Shares issued to insiders, within any one year period, under all security based compensation arrangements, may not exceed 10% of the issued and outstanding Common Shares.

For the purposes of the above limitations, issued and outstanding Common Shares are computed on a non-diluted basis. Any increase in the issued and outstanding Common Shares (whether as a result of the issue of Common Shares pursuant to DSUs or otherwise) will result in an increase in the number of Common Shares that may be issued pursuant to DSUs outstanding at any time and any increase in the number of DSUs granted will, upon the issue of Common Shares pursuant thereto, make new grants available under the DSU Plan. Further, if the acquisition of Common Shares by the Company for cancellation should result in the foregoing tests no longer being met, this will not constitute non-compliance with the above limitations for any grants outstanding prior to such purchase of Common Shares for cancellation. DSUs that are cancelled or terminated will result in the Common Shares that were reserved for issuance thereunder being available for a subsequent grant of DSUs pursuant to the DSU Plan to the extent of any Common Shares issuable thereunder that are not issued under such cancelled or terminated DSUs.

4.	A Participant who ceases to hold any office as a director, officer or employee of the Company or a subsidiary of the Company, including as a result of disability or death (the date of such cessation, the “Separation Date”), will have the right to receive, subject to adjustment where cash dividends are paid in Common Shares, that number of Common Shares from treasury (“Payment Shares”) equal to the number of DSUs in the Participant’s Account(s) or, in the case of Cash Option DSUs and upon the election of the Participant, a cash payment (a “Cash Payment”) in lieu of Payment Shares in respect of a portion or all of such DSUs, on the date (the “Distribution Date”) that the Participant may elect by written notice delivered to the Chief Financial Officer of the Company on or before November 15 of the calendar year following the calendar year in which the Separation Date occurs; provided however, that in no event will the Distribution Date be earlier than the Separation Date or later than December 1 of the calendar year following the calendar year in which the Separation Date occurs. If the Participant fails to deliver such notice, the Distribution Date will be deemed to be December 1 of the calendar year following the calendar year in which the Separation Date occurs.

5.	A Cash Payment, if applicable, will be equal to (a) the number of DSUs in respect of which the Participant has elected to receive cash in lieu of Payment Shares multiplied by (b) the Fair Market Value (as defined in the DSU Plan) of a Common Share on the Distribution Date.

6.	The Payment Shares and/or, where applicable, the Cash Payment will be issued or paid within ten (10) business days after the Distribution Date. Upon payment in full of the value of all of the DSUs in the Participant’s Account(s) by way of Payment Shares and/or a Cash Payment, as the case may be, less any applicable withholding taxes, the DSUs will be cancelled and no further payments will be made to the Participant under the DSU Plan.

7.	In the event: (a) of any change in the Common Shares through subdivision, consolidation, reclassification, amalgamation, merger or otherwise; (b) that any rights are granted to all or substantially all shareholders to purchase Common Shares at prices substantially below Fair Market Value as of the date of grant (other than the payment of dividends in respect of the Common Shares); or (c) that, as a result of any recapitalization, merger, consolidation or other transaction, the Common Shares are converted into or exchangeable for any other securities or property, the Board may make such adjustments to the DSU Plan, the agreements documenting each grant under the DSU Plan (the “DSU Agreements”) and the DSUs outstanding under the DSU Plan as the Board may, in its discretion, consider appropriate in the circumstances to prevent dilution or enlargement of the rights granted to Participants and/or to provide for the Participants to receive and accept such other securities or property in lieu of Common Shares as the Board in its discretion considers fair and appropriate in the circumstances, and the Participants will be bound by any such determination.

8.	The Board may amend, suspend or discontinue the DSU Plan or amend any DSU or DSU Agreement at any time without the consent of any Participant, provided that such amendment, suspension or termination will not adversely alter or impair the rights of any Participant in respect of any DSU previously granted to such Participant under the DSU Plan, except as otherwise permitted under the DSU Plan. In addition, the Board may, by resolution, amend the DSU Plan or any DSU granted under it (together with any related DSU Agreement) without shareholder approval; provided, however, that at any time while the Common Shares are listed for trading on the TSX, the Board will not be entitled to amend the DSU Plan or any DSU granted under it (together with any related DSU Agreement) without shareholder and, if applicable, TSX acceptance: (a) to increase the maximum number of Common Shares issuable pursuant to the DSU Plan; (b) to permit the assignment or transfer of a DSU other than as provided for in the DSU Plan; (c) to add to the categories of persons eligible to participate in the DSU Plan; (d) to remove or amend the limits on issuances to insiders under the DSU Plan; (e) to remove or amend the amendment provisions of the DSU Plan; or (f) in any other circumstances where TSX and shareholder approval is required by the TSX.

9.	If the Board terminates or suspends the DSU Plan, previously credited DSUs will remain outstanding and in effect in accordance with the terms of the DSU Plan.

10.	Except as required by law, the rights of a Participant under the DSU Plan are not capable of being assigned, transferred, alienated, sold, encumbered, pledged, mortgaged or charged and are not capable of being subject to attachment or legal process for the payment of any debts or obligations of the Participant.

Outstanding Options and DSUs

Notwithstanding any other provision of the Stock Option Plan or the DSU Plan, the maximum number of Common Shares issuable pursuant to security-based compensation arrangements (including the Stock Option Plan and the DSU Plan) may not exceed 10% of the Common Shares outstanding from time to time.

As at April 11, 2019, the Company had stock options to potentially acquire 3,534,817 Common Shares outstanding under the Stock Option Plan (representing approximately 1.89% of the outstanding Common Shares) and 1,356,975 outstanding DSUs (representing approximately 0.73% of the outstanding Common Shares), leaving up to 13,819,393 Common Shares available for future grants under the Stock Option Plan and the DSU Plan as at that date.

MANAGEMENT CONTRACTS

The management functions of the Company during 2018 were not, to any substantial degree, performed by a person or persons other than the Company’s directors or senior officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Common Shares, as of April 11, 2019, by each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Shares. The percentage of beneficial ownership is based on 187,111,857 Common Shares outstanding as of April 11, 2019. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, each beneficial owner named in the table has sole voting and investment power with respect to the Common Shares set forth opposite such beneficial owner’s name. The information provided in this table is based on the Company’s records and information filed with the SEC or the British Columbia Securities Commission, unless otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Shares
Paulson & Co., Inc.(2) 1133 Avenue of the Americas New York, New York 10036	59,593,314	31.85%
Tocqueville Asset Management, L.P.(3) 40 W. 57th Street, 19th Floor New York, New York 10019	30,181,069	16.13%
Electrum Strategic Opportunities Fund II L.P. 535 Madison Avenue, 12th Floor New York, New York 10022	26,571,380	14.20%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable ownership total for each person is based on the number of Common Shares held by such person as of April 11, 2019, plus any securities to which such person has the right to acquire beneficial ownership within 60 days of April 11, 2019, including those securities held by such person exercisable for or convertible into Common Shares within 60 days after April 11, 2019. Unless otherwise noted, each person and group identified possesses sole voting and investment power with respect to the shares shown opposite such person’s or group’s name.
(2)	Paulson is the investment advisor of a number of investment funds and managed accounts of private clients and institutional groups (collectively, the “PC Accounts”). Paulson does not itself own any securities of the Company, but has authority to exercise control or direction over such securities as the investment advisor of the PC Accounts. The share information is based on Amendment No. 1 to the Schedule 13D/A filed with the SEC on March 16, 2018.
(3)	Tocqueville Asset Management, L.P. (“TAM”) is the investment advisor of a number of investment funds and managed accounts of private clients and institutional groups (collectively, the “TAM Accounts”). TAM does not itself own any securities of the Company, but has authority to exercise control or direction over such securities as the investment advisor of the TAM Accounts. The share information is based on a Schedule 13G filed with the SEC on January 31, 2019.
(4)	Electrum Strategic Opportunities Fund II L.P. (the “Electrum Fund”) directly held 26,571,380 Common Shares as of March 28, 2018. Electrum Strategic Opportunities Fund II GP L.P. (the “Electrum Fund GP”) is the general partner of the Electrum Fund, ESOF II GP Ltd. (“ESOF II GP”) is the general partner of the Electrum Fund GP, and the Electrum Group LLC (“TEG Services”) is the registered investment advisor to the Electrum Fund. Therefore, the Electrum Fund GP, ESOF II GP and TEG Services may be deemed to share the right to direct the disposition of and may be deemed to share the power to vote or to direct the vote of the reported Common Shares. Each of the Electrum Fund, the Electrum Fund GP, ESOF II GP and TEG Services disclaims beneficial ownership of the reported Common Shares except to the extent of its pecuniary interest therein. The share information is based on a Schedule 13G/A filed with the SEC on March 29, 2018.

The following table sets forth certain information regarding beneficial ownership of Common Shares as of April 11, 2019 by the Company’s directors and named executive officers, both individually and as a group. The percentage of beneficial ownership is based on 187,111,857 Common Shares outstanding as of April 11, 2019, plus any shares which such individual has a right to acquire within 60 days if not already issued. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name. The information provided in this table is based on Company records and information filed with the SEC and British Columbia Securities Commission, unless otherwise noted. The business address of each person set forth in the table below is c/o International Tower Hill Mines Ltd., 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada, V6E 2K3.

Beneficial Owner(1)	Number of Common Shares Owned	Number of Shares Beneficially Owned as a Result of Equity Awards Exercisable or Vesting Within 60 Days of April 11, 2019 (Excluding DSUs)	Vested DSUs(2)	Total	Percentage of Class(3)
Non-employee Directors
Damola Adamolekun(4)	-	-	-	-	-
Anton Drescher	731,676	180,000	230,907	1,142,583	*
John Ellis	8,000	120,000	230,907	358,907	*
Stuart Harshaw	-	-	101,220	101,220	*
Thomas Irwin	256,024	1,150,000	230,907	1,636,931	*
Marcelo Kim(4)	-	-	-	-	-
Stephen Lang	100,000	120,000	230,907	450,907	*
Thomas Weng	25,000	180,000	230,907	435,907	*
Named Executive Officers
Karl Hanneman	212,000	1,312,417	101,220	1,625,637	*
David Cross	-	30,000	-	30,000	*
TOTAL	1,332,700	3,092,417	1,356,975	5,782,092	3.01%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with Rule 13d-3(d)(1) under the Exchange Act, the applicable ownership total for each person is based on the number of Common Shares held by such person as of April 11, 2019, plus any securities to which such person has the right to acquire beneficial ownership within 60 days of April 11, 2019, including those securities held by such person exercisable for or convertible into Common Shares within 60 days after April 11, 2019. Unless otherwise noted, each person and group identified possesses sole voting and investment power with respect to the shares shown opposite such person’s or group’s name.
(2)	Pursuant to the DSU Plan, DSUs vest on grant but the underlying Common Shares are not issued while the holder remains on the Board. See “Securities Authorized For Issuance Under Equity Compensation Plans – DSU Plan – General Description of the DSU Plan” on page 37.
(3)	* means less than 1.0%.
(4)	Mr. Kim is a partner at Paulson and Mr. Adamolekun is an Associate at Paulson. Paulson has beneficial ownership of an aggregate of 59,593,314 Common Shares, representing 31.85% of the currently outstanding Common Shares (see previous table of greater than 5% beneficial owners).

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth details of all equity compensation plans of the Company as of December 31, 2018, consisting of the 2006 Incentive Stock Option Plan and 2017 Deferred Share Unit Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (C$)	Number of Securities Remaining Available for Future Issuance Under the Equity Compensation Plans
Equity Compensation Plans Approved by Securityholders	5,012,966	0.91	13,686,102
Equity Compensation Plans Not Approved By Securityholders	-	-	None
Total	5,012,966	0.91	13,686,102

The maximum number of Common Shares issuable pursuant to security-based compensation arrangements (including the Stock Option Plan and the DSU Plan) may not exceed 10% of the Common Shares outstanding from time-to-time. As at December 31, 2018, the maximum aggregate number of Common Shares that could be issued under the Stock Option Plan and the DSU Plan was 18,699,068, representing 10% of the number of issued and outstanding Common Shares on that date (on a non-diluted basis). As at December 31, 2018, the Company had stock options to potentially acquire 3,655,991 Common Shares outstanding under the Stock Option (representing approximately 1.95% of the outstanding Common Shares) and 1,356,975 DSUs outstanding under the DSU Plan (representing approximately 0.73% of the outstanding Common Shares, leaving up to 13,686,102 Common Shares available for future grants under the Stock Option Plan and DSU Plan combined (based on the number of outstanding Common Shares as at that date on a non-diluted basis (representing an aggregate of approximately 7.32% of the outstanding Common Shares).

There were no amendments to the terms of any previously granted options or DSUs during the financial year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

A director of a company is considered “independent” of an issuer within the meaning of NP 58-201 if he or she has no direct or indirect “material relationship” with that issuer. A “material relationship” is a relationship which could, in the view of the issuer’s board of directors, reasonably interfere with the exercise of a director’s independent judgment. Under Section 803 of the NYSE American Company Guide, a director of an issuer is considered “independent” if he or she is not an executive officer or employee of the issuer (and has not been so in the past three years), and the issuer’s board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that each current director, other than Mr. Irwin (the former CEO) and Mr. Hanneman (the current CEO), is independent under both NYSE American listing standards and NP 58-201.

The independent directors routinely meet as a group without members of management or non-independent directors and exercise their responsibilities for independent oversight of management with the guidance of the Chair, who is independent.

Procedures for Approval of Transactions with Related Parties

In accordance with the requirements of the NYSE American, the Board passed a resolution on June 20, 2007 requiring that, in addition to any requirements under applicable corporate laws, all “related party transactions” are required to first be reviewed and approved by the Company’s Audit Committee. The resolution requires approval by the Audit Committee of all transactions in which the Company is a participant and in which any of the Company’s directors, executive officers, significant shareholders or an immediate family member of any of the foregoing persons has a direct or indirect material interest. All related party transactions are reported for review by the Audit Committee. The Audit Committee determines whether these transactions are in the best interests of the Company and its shareholders. In addition, related party transactions are subject to the provisions of Multilateral Instrument 61-101 of the Canadian Securities Administrators entitled “Protection of Minority Shareholders in Special Transactions”, which prescribes certain conditions under which related party transactions may be carried out, and provides certain exemptions thereto. Conflicts of interest with respect to the involvement of directors and officers in transactions with the Company are also subject to the provisions of the BCBCA and the Company’s articles.

Transactions Involving Related Parties

There were no reportable transactions with related persons during Fiscal Years 2017 or 2018 other than:

1.	In March 2018, the Company closed a non-brokered private placement financing through the issuance of 4,105,472 shares of Common Stock to Paulson and 19,894,528 shares to the Electrum Fund at a price of $0.50 per share. As at December 31, 2018, Paulson, Tocqueville Asset Management, and the Electrum Fund beneficially own approximately 31.9%, 16.1%, and 14.2% respectively of the Company's 186,990,683 Common Shares.

2.	On May 24, 2017, the shareholders of the Company approved a proposed issuance of Common Shares to Thomas Irwin as a one-time payment associated with his transition from CEO to senior advisor. Following receipt of such approval, the Company issued 206,024 Common Shares to Mr. Irwin with a value of $99,492 based on the USD-CAD exchange rate (USD 1.00 = CAD 1.3460) and the closing price of the Common Shares on the TSX (CAD $0.65) on May 24, 2017.

3.	In December 2011, in accordance with a Stock and Asset Purchase Agreement (the “Agreement”) between the Company, Alaska/Nevada Gold Mines, Ltd. (“AN Gold Mines”) and the Heflinger Group, the Company acquired certain mining claims and related rights in the vicinity of the Livengood Gold Project located near Fairbanks, Alaska (“Property”). The aggregate consideration for the Property was $13,500,000 in cash plus an additional payment based on the five-year average daily gold price (“Average Gold Price”) from the date of the acquisition (“Additional Payment”). The Additional Payment was to equal $23,148 for every dollar that the Average Gold Price exceeds $720 per troy ounce. If the Average Gold Price was less than $720, there was to be no additional consideration due. As at December 12, 2016, the five-year average daily gold price was $1,354.79 resulting in a derivative liability of $14,694,169. The obligation to make the contingent payment was secured by a Deed of Trust over the rights of the Company in the Property in favor of the vendors. On January 12, 2017, the Company paid $14,694,169 for the timely and full satisfaction of the final derivative payment due with respect to the acquisition of the Property. Under the Agreement, the final payment was made 70% to AN Gold Mines and 30% to the Heflinger Group. Mr. Hanneman was appointed Chief Operating Officer of the Company on March 26, 2015 and subsequently appointed as CEO effective January 31, 2017. Mr. Hanneman was a partner of the general partner, as well as a limited partner, of AN Gold Mines and held an 11.9% net interest in AN Gold Mines.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors Fees

The following table provides amounts billed by Davidson & Company LLP (“Davidson”) and PriceWaterhouseCoopers LLC (“PwC”), the Company’s independent auditors for the fiscal years ended December 31, 2018 and December 31, 2017 for professional services rendered to the Company during the last two fiscal years:

	Audit Fees ($)	Audit-Related Fees ($)	Tax Fees ($)	All Other Fees ($)	Total Fees ($)
Fiscal Year Ended December 31, 2018	34,745	15,055	-	-	49,800
Fiscal Year Ended December 31, 2017	34,977	20,418	-	-	55,395

(1)	Audit-related fees consisted of procedures related to interim financial statements.

The Audit Committee has established procedures for engagement of an independent registered public accounting firm to perform services other than audit, review and attest services. In order to safeguard the independence of the Company’s auditor, for each engagement to perform such non-audit service, (a) the Company and the auditor affirm to the Audit Committee that the proposed non-audit service is not prohibited by applicable laws, rules or regulations; (b) the Company describes the reasons for hiring the auditor to perform the services; and (c) the auditor affirms to the Audit Committee that it is qualified to perform the services. The Audit Committee has delegated to its Chair its authority to pre-approve such services in limited circumstances, and any such pre-approvals are reported to the Audit Committee at its next regular meeting. All services provided by Davidson in 2018 were permissible under applicable laws, rules and regulations and were pre-approved by the Audit Committee in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following documents are filed as part of this Amendment, and they supplement the exhibits filed and furnished with the Original Filing:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman

Karl L. Hanneman
Chief Executive Officer

Date: May 31, 2019

