Form 10-Q
period 2019-06-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2019-08-09
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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

As of August 1, 2019, the registrant had 187,573,671 common shares outstanding.

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

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•	the demand for, and level and volatility of the price of gold;
•	conditions in the financial markets generally, the overall sentiment of the markets for public equity, interest rates and currency rates;
•	general business and economic conditions;
•	government regulation and proposed legislation (and changes thereto or interpretations thereof);
•	defects in title to claims, or the ability to obtain surface rights, either of which could affect the Company’s property rights and claims;
•	the Company’s ability to secure the necessary services and supplies on favorable terms in connection with its programs at the Livengood Gold Project and other activities;
•	the Company’s ability to attract and retain key staff, particularly in connection with the permitting and development of any mine at the Livengood Gold Project;
•	the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;
•	the timing of the ability to commence and complete planned work programs at the Livengood Gold Project;

•	the timing of the receipt of and the terms of the consents, permits and authorizations necessary to carry out exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;
•	the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;
•	the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole; and
•	the continued development of and potential construction of any mine at the Livengood Gold Project property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at June 30, 2019 and December 31, 2018

(Expressed in US Dollars - Unaudited)

	Note	June 30, 2019	December 31, 2018
ASSETS

Current
Cash and cash equivalents		$8,302,179	$10,228,964
Prepaid expenses and other		220,561	203,968
Total current assets		8,522,740	10,432,932

Property and equipment		16,592	17,750
Capitalized acquisition costs	4	55,305,251	55,273,432

Total assets		$63,844,583	$65,724,114

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$187,039	$43,475
Accrued liabilities	5	256,690	504,478

Total liabilities		443,729	547,953

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 186,990,683 and 187,573,671 shares issued and outstanding at December 31, 2018 and June 30, 2019, respectively	6	278,213,801	277,852,672
Contributed surplus		34,665,103	34,960,292
Accumulated other comprehensive income		1,529,619	1,162,900
Deficit		(251,007,669)	(248,799,703)

Total shareholders’ equity		63,400,854	65,176,161

Total liabilities and shareholders’ equity		$63,844,583	$65,724,114

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2019 and 2018

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Six Months Ended
	Note	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating expenses
Consulting fees		$43,637	$26,195	$87,508	$79,910
Depreciation		579	762	1,158	1,524
Insurance		30,791	36,503	60,629	107,953
Investor relations		20,284	26,893	34,200	45,400
Mineral property exploration	4	911,947	706,115	1,162,538	910,327
Office		6,221	9,444	11,033	18,908
Other		4,532	4,095	7,581	8,376
Professional fees		44,656	50,308	92,117	102,271
Regulatory		21,620	20,486	84,433	79,169
Rent		33,931	33,933	67,864	67,865
Travel		5,138	12,026	8,095	30,315
Wages and benefits	6	176,777	350,447	332,528	878,110
Total operating expenses		(1,300,113)	(1,277,207)	(1,949,684)	(2,330,128)

Other income (expenses)
(Loss)/gain on foreign exchange		(159,708)	239,726	(363,246)	212,279
Interest income		49,036	41,066	81,233	42,429
Other income		23,731	41,000	23,731	54,785
Total other income (expenses)		(86,941)	321,792	(258,282)	309,493

Net loss for the period		(1,387,054)	(955,415)	(2,207,966)	(2,020,635)

Other comprehensive income (loss)
Unrealized gain/(loss) on marketable securities		-	1,559	-	(1,526)
Exchange difference on translating foreign operations		160,694	(250,574)	366,719	(225,712)
Total other comprehensive income (loss) for the period		160,694	(249,015)	366,719	(227,238)
Comprehensive loss for the period		$(1,226,360)	$(1,204,430)	$(1,841,247)	$(2,247,873)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		187,238,729	186,698,298	187,142,553	177,002,395

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2019 and 2018

(Expressed in US Dollars - Unaudited)

	Six-Month Period Ended June 30, 2019
	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2018	186,990,683	$277,852,672	$34,960,292	$-	$1,162,900	$(248,799,703)	$65,176,161
Stock-based compensation-options	-	-	1,686	-	-	-	1,686
Exchange difference on translating foreign operations	-	-	-	-	366,719	-	366,719
Share issuance	461,814	245,592	(245,592)	-	-	-	-
Exercise of options	121,174	64,254	-	-	-	-	64,254
Reallocation from contributed surplus	-	51,283	(51,283)	-	-	-	-
Net loss	-	-	-	-	-	(2,207,966)	(2,207,966)
Balance, June 30, 2019	187,573,671	$278,213,801	$34,665,103	$-	$1,529,619	$(251,007,669)	$63,400,854

	Three-Month Period Ended June 30, 2019
	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, March 31, 2019	187,111,857	$277,968,209	$34,910,695	$-	$1,368,925	$(249,620,615)	$64,627,214
Exchange difference on translating foreign operations	-	-	-	-	160,694	-	160,694
Share issuance	461,814	245,592	(245,592)	-	-	-	-
Net loss	-	-	-	-	-	(1,387,054)	(1,387,054)
Balance, June 30, 2019	187,573,671	$278,213,801	$34,665,103	$-	$1,529,619	$(251,007,669)	$63,400,854

	Six-Month Period Ended June 30, 2018
	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2017	162,392,996	$265,616,642	$34,459,264	$63,593	$1,686,359	$(244,607,665)	$57,218,193
Stock-based compensation-options	-	-	179,265	-	-	-	179,265
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	(1,526)	-	(1,526)
Exchange difference on translating foreign operations	-	-	-	-	(225,712)	-	(225,712)
Obligation to issue shares	-	-	-	(63,593)	-	-	(63,593)
Share issuance	24,129,687	12,063,593	-	-	-	-	12,063,593
Share issuance costs	-	(111,379)	-	-	-	-	(111,379)
Exercise of options	294,000	114,358	-	-	-	-	114,358
Reallocation from contributed surplus	-	65,036	(65,036)	-	-	-	-
Net loss	-	-	-	-	-	(2,020,635)	(2,020,635)
Balance, June 30, 2018	186,816,683	$277,748,250	$34,573,493	$-	$1,459,121	$(246,628,300)	$67,152,564

	Three-Month Period Ended June 30, 2018
	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, March 31, 2018	186,522,683	$277,596,757	$34,633,431	$-	$1,708,136	$(245,672,885)	$68,265,439
Stock-based compensation-options	-	-	5,098	-	-	-	5,098
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	1,559	-	1,559
Exchange difference on translating foreign operations	-	-	-	-	(250,574)	-	(250,574)
Share issuance costs	-	(27,901)	-	-	-	-	(27,901)
Exercise of options	294,000	114,358	-	-	-	-	114,358
Reallocation from contributed surplus	-	65,036	(65,036)	-	-	-	-
Net loss	-	-	-	-	-	(955,415)	(955,415)
Balance, June 30, 2018	186,816,683	$277,748,250	$34,573,493	$-	$1,459,121	$(246,628,300)	$67,152,564

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2019 and 2018

(Expressed in US Dollars - Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating Activities
Loss for the period	$(2,207,966)	$(2,020,635)
Add items not affecting cash:
Depreciation	1,158	1,524
Stock-based compensation	1,686	179,265
Changes in non-cash items:
Accounts receivable	48,874	-
Prepaid expenses and other	(58,476)	(28,989)
Accounts payable and accrued liabilities	(106,678)	(42,852)
Cash used in operating activities	(2,321,402)	(1,911,687)

Financing Activities
Issuance of common shares	64,254	12,114,358
Share issuance costs	-	(111,379)
Cash provided by financing activities	64,254	12,002,979

Investing Activities
Capitalized acquisition costs	(31,819)	-
Cash used in investing activities	(31,819)	-

Effect of foreign exchange on cash	362,182	(221,763)
Increase (decrease) in cash and cash equivalents	(1,926,785)	9,869,529
Cash and cash equivalents, beginning of the period	10,228,964	2,244,466

Cash and cash equivalents, end of the period	$8,302,179	$12,113,995

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2019 and 2018

(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At June 30, 2019, the Company controls a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at June 30, 2019, the Company had cash and cash equivalents of $8,302,179 compared to $10,228,964 at December 31, 2018. The Company has no revenue generating operations from which it can internally generate funds.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2019 and the results of its operations for the six months then ended. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The 2018 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2019 and 2018

(Expressed in US dollars – Unaudited)

On August 8, 2019, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

Basis of consolidation

These condensed consolidated interim financial statements include the accounts of ITH and its wholly-owned subsidiaries TH Alaska, TH US, and LPI. All intercompany transactions and balances have been eliminated.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2018	$55,273,432
Acquisition costs	31,819
Balance, June 30, 2019	$55,305,251

The following table presents costs incurred for exploration and evaluation activities for the six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Exploration costs:
Aircraft services	$4,351	$4,200
Environmental	82,216	107,014
Equipment rental	36,119	16,805
Field costs	50,604	63,084
Geological/geophysical	505,061	270,463
Land maintenance and tenure	438,827	421,005
Legal	39,936	26,511
Transportation and travel	5,424	1,245
Total expenditures for the period	$1,162,538	$910,327

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2019 and 2018

(Expressed in US dollars – Unaudited)

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 113 kilometers (70 miles) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the six months ended June 30, 2019 and from the inception of this lease, the Company has paid $343,794 and $3,306,615, respectively.

b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the six months ended June 30, 2019 and from the inception of this lease, the Company has paid $50,000 and $780,000, respectively.

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. During the six months ended June 30, 2019 and from the inception of this lease, the Company has paid $25,000 and $235,000, respectively.

d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. During the six months ended June 30, 2019 and from the inception of this lease, the Company has paid $15,000 and $158,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2019 and 2018

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Accrued liabilities	$227,460	$172,147
Accrued salaries and benefits	29,230	332,331
Total accrued liabilities	$256,690	$504,478

Accrued liabilities at June 30, 2019 include accruals for general corporate costs and project costs of $39,512 and $187,948, respectively. Accrued liabilities at December 31, 2018 include accruals for general corporate costs and project costs of $35,176 and $136,971, respectively.

6.	SHARE CAPITAL

Authorized

500,000,000 common shares without par value. At December 31, 2018 and June 30, 2019, there were 186,990,683 and 187,573,671 shares issued and outstanding, respectively.

Share issuances

During the six months ended June 30, 2019, the Company issued 121,174 common shares pursuant to the exercise of stock options for total proceeds of $64,254 and transferred related contributed surplus of $51,283 to share capital.

At the Company’s 2019 Annual General Meeting of Shareholders held on May 30, 2019, Messrs. John Ellis and Thomas Irwin did not stand for re-election as director. On June 5, 2019 in accordance with the approved Deferred Share Unit Plan, the Company issued 230,907 common shares to each of the two past directors for a total of 461,814 common shares and transferred related contributed surplus of $245,592 to share capital.

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and reapproved by the Company’s shareholders on May 28, 2015 and May 30, 2018 (the “2006 Plan”). The essential elements of the 2006 Plan provide that the aggregate number of common shares of the Company that may be issued pursuant to options granted under the 2006 Plan may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the 2006 Plan will have a maximum term of ten years. The exercise price of options granted under the 2006 Plan shall be fixed in compliance with the applicable provisions of the Toronto Stock Exchange (“TSX”) Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the status of the 2006 Plan as of June 30, 2019 and December 31, 2018 is presented below:

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2019 and 2018

(Expressed in US dollars – Unaudited)

	Six Months Ended			Year Ended
	June 30, 2019			December 31, 2018
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)
Balance, beginning of the period	3,655,991	$0.98		4,477,000	$1.03
Granted	-	-		420,085	0.61
Exercised	(121,174)	0.70		(468,000)	0.50
Expired	-	-		(269,000)	2.18
Cancelled	-	-		(504,094)	0.95
Balance, end of the period	3,534,817	$0.99	$82,626	3,655,991	$0.98	$67,899

The weighted average remaining life of options outstanding at June 30, 2019 was 3.48 years.

Stock options outstanding are as follows:

	June 30, 2019			December 31, 2018
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
February 25, 2022	$1.11	970,000	970,000	$1.11	970,000	970,000
February 25, 2022	$0.73	270,000	270,000	$0.73	360,000	360,000
March 10, 2022	$1.11	370,000	370,000	$1.11	370,000	370,000
March 16, 2023	$1.00	1,140,000	1,140,000	$1.00	1,140,000	1,140,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	405,991	405,991
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	166,667
		3,534,817	3,534,817		3,655,991	3,572,658

A summary of the non-vested options as of June 30, 2019 and changes during the six months ended June 30, 2019 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2018	83,333	$0.40
Vested	(83,333)	$0.40
Outstanding at June 30, 2019	-	-

At June 30, 2019, there was no unrecognized compensation expense related to non-vested options outstanding.

Share-based payments

During the six month period ended June 30, 2019, there were no stock options granted by the Company. Share-based payment charges for the six months ended June 30, 2019 totaled $1,686, which were included in wages and benefits in the statement of operations and comprehensive loss.

During the six month period ended June 30, 2018, there were 420,085 stock options granted by the Company. Share-based payment charges for the six months ended June 30, 2018 totaled $179,265.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2019 and 2018

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

The DSUs entitle the holders to receive common shares of the Company without the payment of any consideration. The DSUs vested immediately upon being granted but the common shares underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

DSUs outstanding are as follows:

	Six Months Ended		Year Ended
	June 30, 2019		December 31, 2018
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)
Balance, beginning of the period	1,356,975	$0.72	648,435	$0.62
Issued	-	-	708,540	$0.82
Delivered	(461,814)	0.72	-	-
Balance, end of the period	895,161	$0.72	1,356,975	$0.72

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
June 30, 2019
Capitalized acquisition costs	$-	$55,305,251	$55,305,251
Property and equipment	8,085	8,507	16,592
Current assets	7,971,641	551,099	8,522,740
Total assets	$7,979,726	$55,864,857	$63,844,583
December 31, 2018
Capitalized acquisition costs	$-	$55,273,432	$55,273,432
Property and equipment	8,191	9,559	17,750
Current assets	9,928,115	504,817	10,432,932
Total assets	$9,936,306	$55,787,808	$65,724,114

Three months ended	June 30, 2019	June 30, 2018
Net loss for the period – Canada	$(255,125)	$116,108
Net loss for the period – United States	(1,131,929)	(1,071,523)
Net loss for the period	$(1,387,054)	$(955,415)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2019 and 2018

(Expressed in US dollars – Unaudited)

Six months ended	June 30, 2019	June 30, 2018
Net loss for the period – Canada	$(601,504)	$(335,585)
Net loss for the period – United States	(1,606,462)	(1,685,050)
Net loss for the period	$(2,207,966)	$(2,020,635)

8.	COMMITMENTS

The following table discloses, as of June 30, 2019, the Company’s contractual obligations, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2019	2020	2021	2022	2023	2024 and beyond	Total
Mineral Property Leases(1)	$-	$438,951	$444,185	$449,498	$454,890	$460,363	$2,247,887
Mining Claim Government Fees	114,825	114,825	114,825	114,825	114,825	114,825	688,950
Total	$114,825	$553,776	$559,010	$564,323	$569,715	$575,188	$2,936,837

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

9.	SUBSEQUENT EVENTS

In accordance with the Company’s DSU Plan, on August 8, 2019 the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 97,647 DSUs with a grant date fair value of C$0.85 per grant, or an aggregate of C$415,000. The DSUs entitle the holders to receive shares of the Company’s capital stock without the payment of any consideration. The DSUs vested immediately upon being granted but the shares of capital stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

In accordance with the Company’s 2006 Incentive Stock Option Plan, on August 8, 2019 the Company granted a total of 187,232 incentive stock options to an officer and employees of the Company to purchase common shares in the capital stock of the Company at an issue price of C$0.85 per share. Of the total 187,232 stock options granted, Mr. Karl Hanneman, Chief Executive Officer, is entitled to purchase a total of 150,000 common shares in the capital stock of the Company. The options vest 100% on the grant date of August 8, 2019 with an expiry date of August 8, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. All currency amounts are stated in U.S. dollars unless noted otherwise.

Current Business Activities

General

During the six months ended June 30, 2019 and to the date of this Quarterly Report on Form 10-Q, the Company advanced the work plan associated with the approved 2019 budget of $3.7 million. Metallurgical studies are underway at SGS Vancouver in an effort to continue to define and refine the Livengood Gold Project’s flowsheet. Approximately 2,000 kg of samples will be processed in 2019 to evaluate optimum grind size and to determine whether different recovery parameters should be applied to different areas of the orebody. The engineering firm of BBA Inc. (“BBA”) has been retained to continue to guide the metallurgical program. Work has advanced on the environmental baseline efforts needed to support future permitting.

The Company believes it has sufficient funds to complete the test programs and engineering work currently underway.

In accordance with the Company’s DSU Plan, on August 8, 2019 the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 97,647 DSUs with a grant date fair value of C$0.85 per grant, or an aggregate of C$415,000. The DSUs entitle the holders to receive shares of the Company’s capital stock without the payment of any consideration. The DSUs vested immediately upon being granted but the shares of capital stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

In accordance with the Company’s 2006 Incentive Stock Option Plan, on August 8, 2019 the Company granted a total of 187,232 incentive stock options to an officer and employees of the Company to purchase common shares in the capital stock of the Company at an issue price of C$0.85 per share. Of the total 187,232 stock options granted, Mr. Karl Hanneman, Chief Executive Officer, is entitled to purchase a total of 150,000 common shares in the capital stock of the Company. The options vest 100% on the grant date of August 8, 2019 with an expiry date of August 8, 2025.

Results of Operations

Summary of Quarterly Results

Description	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Net loss	$(1,387,054)	$(820,912)	$(901,767)	$(1,269,636)
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Net loss	$(955,415)	$(1,065,220)	$(1,380,921)	$(1,745,513)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

The Company incurred a net loss of $1,387,054 for the three month period ended June 30, 2019, compared to a net loss of $955,415 for the three month period ended June 30, 2018.

Mineral property expenditures were $911,947 for the three months ended June 30, 2019 compared to $706,115 for the three months ended June 30, 2018. The increase of $205,832 is primarily due to the differences in the scope of technical and baseline environmental work completed during the periods.

Consulting and investor relations costs were $63,921 for the three months ended June 30, 2019 compared to $53,088 for the three months ended June 30, 2018. The increase of $10,833 is primarily due to community and investor relations services being transferred to an external contractor (increase of $17,442) and reduced annual shareholder’s meeting printing and mailing services (decrease of $6,609).

Insurance costs were $30,791 for the three months ended June 30, 2019 compared to $36,503 for the three months ended June 30, 2018. The decrease of $5,712 resulted after the Company completed a review of current coverage requirements.

Professional fees were $44,656 for the three months ended June 30, 2019 compared to $50,308 for the three months ended June 30, 2018. The decrease of $5,652 is due to timing variance of audit/tax services.

Travel was $5,138 for the three months June 30, 2019 compared to $12,026 for the three months ended June 30, 2018. The decrease of $6,888 is due to reduced travel requirements.

Excluding share-based payment charges of $Nil and $5,098 for the 2019 and 2018 periods, respectively, wages and benefits for the three months ended June 30, 2019 decreased to $176,777 from $345,349 for the three months ended June 30, 2018. The decrease of $168,572 is due to staffing and compensation reductions.

Share-based payment charges

Share-based payment charges for the three month periods ended June 30, 2019 and 2018 were allocated as follows:

Expense category:	June 30, 2019	June 30, 2018
Wages and benefits	$-	$5,098
Total	$-	$5,098

Share-based payment charges were $Nil during the three months ended June 30, 2019 compared to $5,098 during the three months ended June 30, 2018. The decrease of $5,098 in share-based payment charges during the period was mainly the result of the most recent options issued on March 21, 2018 being exercisable upon grant.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a loss of $86,941 during the three month period ended June 30, 2019 compared to a gain of $321,792 during the three month period ended June 30, 2018. The Company had a foreign exchange loss of $159,708 during the three month period ended June 30, 2019 compared to a gain of $239,726 during the three month period ended June 30, 2018 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the three month period ended June 30, 2019 was C$1 to US$0.7476 compared to C$1 to US$0.7747 during the three month period ended June 30, 2018.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

The Company incurred a net loss of $2,207,966 for the six month period ended June 30, 2019, compared to a net loss of $2,020,635 for the six month period ended June 30, 2018.

Mineral property expenditures were $1,162,538 for the six months ended June 30, 2019 compared to $910,327 for the six months ended June 30, 2018. The increase of $252,211 is primarily due to the differences in the scope of technical work completed during the periods.

Insurance costs were $60,629 for the six months ended June 30, 2019 compared to $107,953 for the six months ended June 30, 2018. The decrease of $47,324 resulted after the Company completed a review of current coverage requirements.

Professional fees were $92,117 for the six month period ended June 30, 2019 compared to $102,271 for the six month period ended June 30, 2018. The decrease of $10,154 is due primarily to decreased legal fees related to property matters.

Travel costs were $8,095 for the six months ended June 30, 2019 compared to $30,315 for the six months ended June 30, 2018. The decrease of $22,220 is due to the Company’s continued efforts to reduce spending.

Excluding share-based payment charges of $1,686 and $173,297 for the 2019 and 2018 periods, respectively, wages and benefits for the six months ended June 30, 2019 decreased $373,971 to $330,842 from $704,813 for the six months ended June 30, 2018 primarily due to staffing and compensation reductions.

Share-based payment charges

Share-based payment charges for the six month periods ended June 30, 2019 and 2018 were allocated as follows:

Expense category:	June 30, 2019	June 30, 2018
Investor relations	$-	$5,968
Wages and benefits	1,686	173,297
	$1,686	$179,265

Share-based payment charges were $1,686 during the six months ended June 30, 2019 compared to $179,265 during the six months ended June 30, 2018. The decrease of $177,579 in share-based payment charges during the period was mainly the result of options issued during the six month period ended June 30, 2018 that were exercisable upon grant.

Most other expense categories reflected moderate increases or decreases period over period reflecting the Company’s efforts to maintain or reduce spending.

Other items amounted to a loss of $258,282 during the six month period ended June 30, 2019 compared to a gain of $309,493 during the six month period ended June 30, 2018. The Company had a foreign exchange loss of $363,246 during the six month period ended June 30, 2019 compared to a gain of $212,279 during the six month period ended June 30, 2018 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the six month period ended June 30, 2019 was C$1 to US$0.7499 compared to C$1 to US$0.7827 for the six month period ended June 30, 2018.

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

As at June 30, 2019, the Company had cash and cash equivalents of $8,302,179 compared to $10,228,964 at December 31, 2018. The decrease of approximately $1.9 million resulted mainly from expenditures on operating activity of approximately $1.9 million.

Financing activities during the six month period ended June 30, 2019 included the exercise of stock options. Proceeds of $64,254 were received on the issuance of 121,174 common shares.

Financing activities during the six month period ended June 30, 2018 included completion of a non-brokered private placement in March 2018 pursuant to which the Company issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million. Share issuance costs included $111,379 related to the private placement. Following the resignation of director Mark Hamilton on November 6, 2017, the Company recognized an obligation to issue 129,687 common shares, with a value of $63,593. On March 27, 2018, the Company issued the common shares in full satisfaction of the obligation. As a result of the exercise of stock options, $114,358 in proceeds was received on the issuance of 294,000 common shares during the six month period ended June 30, 2018.

Investing activities during the six month period ended June 30, 2019 was comprised of the capitalized acquisition costs of $31,819 for land acquisitions that closed in the second quarter. The Company had no cash flows from investing activities during the six month period ended June 30, 2018.

As at June 30, 2019, the Company had working capital of $8,079,011 compared to working capital of $9,884,979 at December 31, 2018. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2019 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2020 fiscal year.

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

Contractual Obligations and Commitments

The following table discloses, as of June 30, 2019, the Company’s contractual obligations, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2019	2020	2021	2022	2023	2024 and beyond	Total
Mineral Property Leases(1)	$-	$438,951	$444,185	$449,498	$454,890	$460,363	$2,247,887
Mining Claim Government Fees	114,825	114,825	114,825	114,825	114,825	114,825	688,950
Total	$114,825	$553,776	$559,010	$564,323	$569,715	$575,188	$2,936,837

(1)	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2019, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended June 30, 2019, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

At the Company’s 2019 Annual General Meeting of Shareholders held on May 30, 2019, the Company’s shareholders voted, on an advisory basis, in favor of holding future advisory votes on the compensation of the Company’s named executive officers (“say on pay” votes) every year, as previously reported in the Current Report on Form 8-K filed by the Company on June 3, 2019. Based on these results, and consistent with its recommendation, the Board has determined that the Company will hold future “say on pay” votes every year until the next required shareholder advisory vote on the frequency of “say on pay” votes is required under Section 14A of the Exchange Act, or until the Board otherwise determines that a different frequency for such votes is in the best interests of the Company’s shareholders.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2019

