Form 10-Q
period 2019-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2019-11-07
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

As of October 30, 2019, the registrant had 187,573,671 common shares outstanding.

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

“Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the Livengood Gold Project (the “Livengood Gold Project” or the “Project”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessments on the Project are preliminary in nature and include “inferred mineral resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such inferred mineral resources at the Project will ever be realized. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at September 30, 2019 and December 31, 2018

(Expressed in US Dollars - Unaudited)

	Note	September 30, 2019	December 31, 2018
ASSETS

Current
Cash and cash equivalents		$7,528,833	$10,228,964
Prepaid expenses and other		205,134	203,968
Total current assets		7,733,967	10,432,932

Property and equipment		16,013	17,750
Capitalized acquisition costs	4	55,375,124	55,273,432

Total assets		$63,125,104	$65,724,114

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$178,826	$43,475
Accrued liabilities	5	101,229	504,478

Total liabilities		280,055	547,953

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 186,990,683 and 187,573,671 shares issued and outstanding at December 31, 2018 and September 30, 2019, respectively	6	278,213,801	277,852,672
Contributed surplus		35,069,274	34,960,292
Accumulated other comprehensive income		1,428,049	1,162,900
Deficit		(251,866,075)	(248,799,703)

Total shareholders’ equity		62,845,049	65,176,161

Total liabilities and shareholders’ equity		$63,125,104	$65,724,114

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2019 and 2018

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating expenses
Consulting fees	6	$353,478	$30,679	$440,986	$110,589
Depreciation		579	760	1,737	2,284
Insurance		31,378	30,573	92,007	138,526
Investor relations		1,723	6,551	35,923	51,951
Mineral property exploration	4	179,692	394,736	1,342,230	1,305,063
Office		7,059	8,013	18,092	26,921
Other		3,685	3,314	11,266	11,690
Professional fees		54,720	33,889	146,837	136,160
Regulatory		52,118	46,934	136,551	126,103
Rent		33,937	33,937	101,801	101,802
Travel		17,264	18,696	25,359	49,011
Wages and benefits	6	257,279	459,607	589,807	1,337,717
Total operating expenses		(992,912)	(1,067,689)	(2,942,596)	(3,397,817)

Other income (expenses)
(Loss)/gain on foreign exchange		82,426	(219,327)	(280,820)	(7,048)
Interest income		44,880	37,327	126,113	79,756
Other income		7,200	(19,947)	30,931	34,838
Total other income (expenses)		134,506	(201,947)	(123,776)	107,546

Net loss for the period		(858,406)	(1,269,636)	(3,066,372)	(3,290,271)

Other comprehensive income (loss)
Unrealized gain/(loss) on marketable securities		-	-	-	(1,526)
Reclassification of accumulated unrealized loss on available-for-sale securities to other income		-	22,352	-	22,352
Exchange difference on translating foreign operations		(101,570)	219,332	265,149	(6,380)
Total other comprehensive income (loss) for the period		(101,570)	241,684	265,149	14,446
Comprehensive loss for the period		$(959,976)	$(1,027,952)	$(2,801,223)	$(3,275,825)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding – basic and diluted		187,573,671	186,816,683	187,287,838	180,309,774

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.
 CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2019 and 2018
(Expressed in US Dollars - Unaudited)

	Nine-Month Period Ended September 30, 2019
	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2018	186,990,683	$277,852,672	$34,960,292	$-	$1,162,900	$(248,799,703)	$65,176,161
Stock-based compensation-options	-	-	89,140	-	-	-	89,140
Stock-based compensation-DSUs	-	-	316,717	-	-	-	316,717
Exchange difference on translating foreign operations	-	-	-	-	265,149	-	265,149
Share issuance	461,814	245,592	(245,592)	-	-	-	-
Exercise of options	121,174	64,254	-	-	-	-	64,254
Reallocation from contributed surplus	-	51,283	(51,283)	-	-	-	-
Net loss	-	-	-	-	-	(3,066,372)	(3,066,372)
Balance, September 30, 2019	187,573,671	$278,213,801	$35,069,274	$-	$1,428,049	$(251,866,075)	$62,845,049

	Three-Month Period Ended September 30, 2019
	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, June 30, 2019	187,573,671	$278,213,801	$34,665,103	$-	$1,529,619	$(251,007,669)	$63,400,854
Stock-based compensation-options	-	-	87,454	-	-	-	87,454
Stock-based compensation-DSUs	-	-	316,717	-	-	-	316,717
Exchange difference on translating foreign operations	-	-	-	-	(101,570)	-	(101,570)
Net loss	-	-	-	-	-	(858,406)	(858,406)
Balance, September 30, 2019	187,573,671	$278,213,801	$35,069,274	$-	$1,428,049	$(251,866,075)	$62,845,049

	Nine-Month Period Ended September 30, 2018
	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2017	162,392,996	$265,616,642	$34,459,264	$63,593	$1,686,359	$(244,607,665)	$57,218,193
Stock-based compensation-options	-	-	184,356	-	-	-	184,356
Unrealized gain/(loss) on available-for-sale securities	-	-	-	-	(1,526)	-	(1,526)
Reclassification of accumulated unrealized loss on available-for-sale securities to other income	-	-	-	-	22,352	-	22,352
Exchange difference on translating foreign operations	-	-	-	-	(6,380)	-	(6,380)
Obligation to issue shares	-	-	-	(63,593)	-	-	(63,593)
Share issuance	24,129,687	12,063,593	-	-	-	-	12,063,593
Share issuance costs	-	(111,379)	-	-	-	-	(111,379)
Exercise of options	294,000	114,358	-	-	-	-	114,358
Reallocation from contributed surplus	-	65,036	(65,036)	-	-	-	-
Net loss	-	-	-	-	-	(3,290,271)	(3,290,271)
Balance, September 30, 2018	186,816,683	$277,748,250	$34,578,584	$-	$1,700,805	$(247,897,936)	$66,129,703

	Three-Month Period Ended September 30, 2018
	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income	Deficit	Total
Balance, June 30, 2018	186,816,683	$277,748,250	$34,573,493	$-	$1,459,121	$(246,628,300)	$67,152,564
Stock-based compensation-options	-	-	5,091	-	-	-	5,091
Reclassification of accumulated unrealized loss on available-for-sale securities to other income	-	-	-	-	22,352	-	22,352
Exchange difference on translating foreign operations	-	-	-	-	219,332	-	219,332
Net loss	-	-	-	-	-	(1,269,636)	(1,269,636)
Balance, September 30, 2018	186,816,683	$277,748,250	$34,578,584	$-	$1,700,805	$(247,897,936)	$66,129,703

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2019 and 2018

(Expressed in US Dollars - Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating Activities
Loss for the period	$(3,066,372)	$(3,290,271)
Add items not affecting cash:
Depreciation	1,737	2,284
Stock-based compensation-option	89,140	184,356
Stock-based compensation-DSU	316,717	-
Loss on sale of marketable securities	-	19,947
Changes in non-cash items:
Accounts receivable	13,553	-
Prepaid expenses and other	(9,750)	(25,646)
Accounts payable and accrued liabilities	(269,642)	(11,296)
Cash used in operating activities	(2,924,617)	(3,120,626)

Financing Activities
Issuance of common shares	64,254	12,114,358
Share issuance costs	-	(111,379)
Cash provided by financing activities	64,254	12,002,979

Investing Activities
Capitalized acquisition costs	(101,692)	(69,391)
Sale of marketable securities	-	14,431
Cash used in investing activities	(101,692)	(54,960)

Effect of foreign exchange on cash	261,924	(3,402)
Increase (decrease) in cash and cash equivalents	(2,700,131)	8,823,991
Cash and cash equivalents, beginning of the period	10,228,964	2,244,466

Cash and cash equivalents, end of the period	$7,528,833	$11,068,457

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2019 and 2018

(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At September 30, 2019, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at September 30, 2019, the Company had cash and cash equivalents of $7,528,833 compared to $10,228,964 at December 31, 2018. The Company has no revenue generating operations from which it can internally generate funds.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2019 and the results of its operations for the nine months then ended. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2019 and 2018

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

On November 6, 2019, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2018	$55,273,432
Acquisition costs	101,692
Balance, September 30, 2019	$55,375,124

The following table presents costs incurred for exploration and evaluation activities for the nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Exploration costs:
Aircraft services	$4,350	$4,200
Environmental	131,160	178,918
Equipment rental	57,876	26,367
Field costs	63,375	74,424
Geological/geophysical	496,763	541,191
Land maintenance and tenure	534,773	431,875
Legal	47,725	44,461
Transportation and travel	6,208	3,627
Total expenditures for the period	$1,342,230	$1,305,063

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2019 and 2018

(Expressed in US dollars – Unaudited)

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the nine months ended September 30, 2019 and from the inception of this lease, the Company has paid $343,794 and $3,306,615, respectively.

b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the nine months ended September 30, 2019 and from the inception of this lease, the Company has paid $50,000 and $780,000, respectively.

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. During the nine months ended September 30, 2019 and from the inception of this lease, the Company has paid $25,000 and $235,000, respectively.

d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. During the nine months ended September 30, 2019 and from the inception of this lease, the Company has paid $15,000 and $158,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2019 and 2018

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Accrued liabilities	$76,902	$172,147
Accrued salaries and benefits	24,327	332,331
Total accrued liabilities	$101,229	$504,478

Accrued liabilities at September 30, 2019 include accruals for general corporate costs and project costs of $39,167 and $37,735, respectively. Accrued liabilities at December 31, 2018 include accruals for general corporate costs and project costs of $35,176 and $136,971, respectively.

6.	SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of 500,000,000 common shares without par value. At December 31, 2018 and September 30, 2019, there were 186,990,683 and 187,573,671 shares issued and outstanding, respectively.

Share issuances

During the nine months ended September 30, 2019, the Company issued 121,174 common shares pursuant to the exercise of stock options for total proceeds of $64,254 and transferred related contributed surplus of $51,283 to share capital.

At the Company’s 2019 Annual General Meeting of Shareholders held on May 30, 2019, Messrs. John Ellis and Thomas Irwin did not stand for re-election as director. On June 5, 2019, in accordance with the Company’s Deferred Share Unit Plan, the Company issued 230,907 common shares to each of the two past directors for a total of 461,814 common shares and transferred related contributed surplus of $245,592 to share capital.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2019 and 2018

(Expressed in US dollars – Unaudited)

A summary of the options granted under the 2006 Plan as of September 30, 2019 and December 31, 2018 is presented below:

	Nine Months Ended			Year Ended
	September 30, 2019			December 31, 2018
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)
Balance, beginning of the period	3,655,991	$0.98		4,477,000	$1.03
Granted	187,232	0.85		420,085	0.61
Exercised	(121,174)	0.70		(468,000)	0.50
Expired	-	-		(269,000)	2.18
Cancelled	(1,270,000)	1.06		(504,094)	0.95
Balance, end of the period	2,452,049	$0.94	$59,734	3,655,991	$0.98	$67,899

The weighted average remaining life of options outstanding at September 30, 2019 was 3.6 years.

Stock options outstanding are as follows:

	September 30, 2019			December 31, 2018
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
February 25, 2022	$1.11	510,000	510,000	$1.11	970,000	970,000
February 25, 2022	$0.73	270,000	270,000	$0.73	360,000	360,000
March 10, 2022	$1.11	120,000	120,000	$1.11	370,000	370,000
March 16, 2023	$1.00	580,000	580,000	$1.00	1,140,000	1,140,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	405,991	405,991
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	166,667
August 8, 2025	$0.85	187,232	187,232	-	-	-
		2,452,049	2,452,049		3,655,991	3,572,658

A summary of the non-vested options as of September 30, 2019 and changes during the nine months ended September 30, 2019 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2018	83,333	$0.40
Granted	187,232	0.62
Vested	(270,565)	$0.55
Outstanding at September 30, 2019	-	-

At September 30, 2019, there was no unrecognized compensation expense related to non-vested options outstanding.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2019 and 2018

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

On August 8, 2019, the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 97,647 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$0.85 per DSU representing C$83,000 per director or C$415,000 in the aggregate. The DSUs entitle the holders to receive common shares of the Company without the payment of any consideration. The DSUs vested immediately upon being granted but the common shares underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

DSUs outstanding are as follows:

	Nine Months Ended		Year Ended
	September 30, 2019		December 31, 2018
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)
Balance, beginning of the period	1,356,975	$0.72	648,435	$0.62
Issued	488,235	0.85	708,540	$0.82
Delivered	(461,814)	0.72	-	-
Balance, end of the period	1,383,396	$0.77	1,356,975	$0.72

Share-based payments

During the nine month period ended September 30, 2019, the Company granted 187,232 stock options and 488,235 DSUs for common shares of the Company. Share-based payment compensation for the nine months ended September 30, 2019 totaled $405,857 ($89,140 related to stock options and $316,717 related to DSUs). Of the total expense for the period ended September 30, 2019, $316,717 was included in consulting fees and $89,140 was included in wages and benefits in the statement of operations and comprehensive loss.

During the nine month period ended September 30, 2018, there were 420,085 stock options granted by the Company. Share-based payment charges for the nine months ended September 30, 2018 totaled $184,356.

YTD September 30, 2019
Expected life of options	6 years
Risk-free interest rate	1.23%
Annualized volatility	85.44%
Dividend rate	0.00%
Exercise price (C$)	$0.85

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2019 and 2018

(Expressed in US dollars – Unaudited)

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
September 30, 2019
Capitalized acquisition costs	$-	$55,375,124	$55,375,124
Property and equipment	8,032	7,981	16,013
Current assets	7,283,265	450,702	7,733,967
Total assets	$7,291,297	$55,833,807	$63,125,104
December 31, 2018
Capitalized acquisition costs	$-	$55,273,432	$55,273,432
Property and equipment	8,191	9,559	17,750
Current assets	9,928,115	504,817	10,432,932
Total assets	$9,936,306	$55,787,808	$65,724,114

Three months ended	September 30, 2019	September 30, 2018
Net loss for the period – Canada	$(422,405)	$(337,412)
Net loss for the period – United States	(436,001)	(932,224)
Net loss for the period	$(858,406)	$(1,269,636)

Nine months ended	September 30, 2019	September 30, 2018
Net loss for the period – Canada	$(1,023,909)	$(672,997)
Net loss for the period – United States	(2,042,463)	(2,617,274)
Net loss for the period	$(3,066,372)	$(3,290,271)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2019 and 2018

(Expressed in US dollars – Unaudited)

8.	COMMITMENTS

The following table discloses the Company’s contractual obligations as of September 30, 2019, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2019	2020	2021	2022	2023	2024 and beyond	Total
Mineral Property Leases(1)	$-	$428,951	$434,185	$439,498	$444,890	$450,363	$2,197,887
Mining Claim Government Fees	-	132,460	132,460	132,460	132,460	132,460	662,300
Total	$-	$561,411	$566,645	$571,958	$577,350	$582,823	$2,860,187

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018. All currency amounts are stated in U.S. dollars unless noted otherwise.

Current Business Activities

General

During the nine months ended September 30, 2019 and to the date of this Quarterly Report on Form 10-Q, the Company advanced the work plan associated with the approved 2019 budget of $3.7 million. Metallurgical studies are underway at SGS Vancouver in an effort to continue to define and refine the Livengood Gold Project’s flowsheet. Approximately 2,000 kg of samples will be processed in 2019 to evaluate optimum grind size and to determine whether different recovery parameters should be applied to different areas of the orebody. The engineering firm of BBA Inc. (“BBA”) has been retained to continue to guide the metallurgical program. Work has advanced on the environmental baseline efforts needed to support future permitting.

The Company believes it has sufficient funds to complete the test programs and engineering work currently underway.

On August 8, 2019, the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 97,647 DSUs with a grant date fair value of C$0.85 per DSU representing C$83,000 per director or C$415,000 in the aggregate. The DSUs entitle the holders to receive common shares of the Company without the payment of any consideration. The DSUs vested immediately upon being granted but the common shares underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

In accordance with the Company’s 2006 Incentive Stock Option Plan, on August 8, 2019 the Company granted a total of 187,232 incentive stock options to employees of the Company to purchase common shares in the capital stock of the Company at an issue price of C$0.85 per share. Of the total 187,232 stock options granted, 150,000 were granted to Mr. Karl Hanneman, Chief Executive Officer. All of the options vest 100% on the grant date of August 8, 2019 and expire on August 8, 2025.

Results of Operations

Summary of Quarterly Results

Description	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Net loss	$(858,406)	$(1,387,054)	$(820,912)	$(901,767)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.00)	$(0.01)

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Net loss	$(1,269,636)	$(955,415)	$(1,065,220)	$(1,380,921)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

The Company incurred a net loss of $858,406 for the three month period ended September 30, 2019, compared to a net loss of $1,269,636 for the three month period ended September 30, 2018.

Consulting costs were $353,478 for the three months ended September 30, 2019 compared to $30,679 for the three months ended September 30, 2018. The increase of $322,799 is primarily due to share-based payment charges of $316,717 during the period as a result of the DSUs issued on August 8, 2019 to certain members of the Board of Directors being fully vested upon issuance.

Mineral property expenditures were $179,692 for the three months ended September 30, 2019 compared to $394,736 for the three months ended September 30, 2018. The decrease of $215,044 is primarily due to the differences in the scope of technical and baseline environmental work completed during the periods.

Professional fees were $54,720 for the three months ended September 30, 2019 compared to $33,889 for the three months ended September 30, 2018. The increase of $20,831 is primarily due to timing variance of audit/tax services.

Excluding share-based payment charges of $87,454 and $5,091 for the 2019 and 2018 periods, respectively, wages and benefits for the three months ended September 30, 2019 decreased to $169,825 from $454,516 for the three months ended September 30, 2018. The decrease of $284,691 is due to staffing and compensation reductions.

Share-based payment charges

Share-based payment charges for the three month periods ended September 30, 2019 and 2018 were allocated as follows:

Expense category:	September 30, 2019	September 30, 2018
Consulting	$316,717	$-
Wages and benefits	87,454	5,091
Total	$404,171	$5,091

Share-based payment charges were $404,171 during the three months ended September 30, 2019 compared to $5,091 during the three months ended September 30, 2018. The increase of $399,080 in share-based payment charges during the period was mainly the result of the most recent options issued on August 8, 2019 being exercisable upon grant and the DSUs issued on August 8, 2019 being fully vested upon issuance.

Other items amounted to a gain of $134,506 during the three month period ended September 30, 2019 compared to a loss of $201,947 during the three month period ended September 30, 2018. The Company had a foreign exchange gain of $82,426 during the three month period ended September 30, 2019 compared to a loss of $219,327 during the three month period ended September 30, 2018 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the three month period ended September 30, 2019 was C$1 to US$0.7574 compared to C$1 to US$0.7652 during the three month period ended September 30, 2018.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

The Company incurred a net loss of $3,066,372 for the nine month period ended September 30, 2019, compared to a net loss of $3,290,271 for the nine month period ended September 30, 2018.

Consulting costs were $440,986 for the nine months ended September 30, 2019 compared to $110,589 for the nine months ended September 30, 2018. The increase of $330,397 is primarily due to share-based payment charges of $316,717 during the period as a result of the DSUs issued on August 8, 2019 to certain members of the Board of Directors being fully vested upon issuance.

Insurance costs were $92,007 for the nine months ended September 30, 2019 compared to $138,526 for the nine months ended September 30, 2018. The decrease of $46,519 resulted after the Company completed a review of current coverage requirements.

Mineral property expenditures were $1,342,230 for the nine months ended September 30, 2019 compared to $1,305,063 for the nine months ended September 30, 2018. The increase of $37,167 is primarily due to the differences in the scope of technical work completed during the periods.

Travel costs were $25,359 for the nine months ended September 30, 2019 compared to $49,011 for the nine months ended September 30, 2018. The decrease of $23,652 is due to the Company’s continued efforts to reduce spending.

Excluding share-based payment charges of $89,140 and $178,388 for the 2019 and 2018 periods, respectively, wages and benefits for the nine months ended September 30, 2019 decreased $658,662 to $500,667 from $1,159,329 for the nine months ended September 30, 2018 primarily due to staffing and compensation reductions.

Share-based payment charges

Share-based payment charges for the nine month periods ended September 30, 2019 and 2018 were allocated as follows:

Expense category:	September 30, 2019	September 30, 2018
Consulting	$316,717	$-
Investor relations	-	5,968
Wages and benefits	89,140	178,388
	$405,857	$184,356

Share-based payment charges were $405,857 during the nine months ended September 30, 2019 compared to $184,356 during the nine months ended September 30, 2018. The increase of $221,501 in share-based payment charges during the period was mainly the result of the most recent options issued on August 8, 2019 being exercisable upon grant and the DSUs issued on August 8, 2019 being fully vested upon issuance.

Other items amounted to a loss of $123,776 during the nine month period ended September 30, 2019 compared to a gain of $107,546 during the nine month period ended September 30, 2018. The Company had a foreign exchange loss of $280,820 during the nine month period ended September 30, 2019 compared to a loss of $7,048 during the nine month period ended September 30, 2018 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the nine month period ended September 30, 2019 was C$1 to US$0.7524 compared to C$1 to US$0.7769 for the nine month period ended September 30, 2018.

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

As at September 30, 2019, the Company had cash and cash equivalents of $7,528,833 compared to $10,228,964 at December 31, 2018. The decrease of approximately $2.7 million resulted mainly from expenditures on operating activity of approximately $2.5 million and a negative foreign currency transaction impact of approximately $0.3 million partially offset by interest income of $0.1 million.

Financing activities during the nine month period ended September 30, 2019 included the exercise of stock options. Proceeds of $64,254 were received on the issuance of 121,174 common shares.

Financing activities during the nine month period ended September 30, 2018 included completion of a non-brokered private placement in March 2018 pursuant to which the Company issued 24,000,000 common shares at $0.50 per share for gross proceeds of $12.0 million. Share issuance costs included $111,379 related to the private placement. Following the resignation of director Mark Hamilton on November 6, 2017, the Company recognized an obligation to issue 129,687 common shares, with a value of $63,593. On March 27, 2018, the Company issued the common shares in full satisfaction of the obligation. As a result of the exercise of stock options, $114,358 in proceeds was received on the issuance of 294,000 common shares during the nine month period ended September 30, 2018.

Investing activities of $101,692 during the nine month period ended September 30, 2019 was comprised of the capitalized acquisition costs for land acquisitions of $31,189 that closed in the second quarter and $70,503 that closed in the third quarter.

Investing activities during the nine month period ended September 30, 2018 was comprised of the capitalized acquisition costs for land acquisitions of $69,391 that closed in the third quarter and proceeds of $14,431 from the sale of marketable securities.

As at September 30, 2019, the Company had working capital of $7,453,912 compared to working capital of $9,884,979 at December 31, 2018. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2019 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2020 fiscal year.

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

Contractual Obligations and Commitments

The following table discloses the Company’s contractual obligations as of September 30, 2019, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2019	2020	2021	2022	2023	2024 and beyond	Total
Mineral Property Leases(1)	$-	$428,951	$434,185	$439,498	$444,890	$450,363	$2,197,887
Mining Claim Government Fees	-	132,460	132,460	132,460	132,460	132,460	662,300
Total	$-	$561,411	$566,645	$571,958	$577,350	$582,823	$2,860,187

(1)	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2019, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirement are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three month period ended September 30, 2019, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 7, 2019

