Form 10-K
period 2019-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2020-03-10
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-0668474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2300-1177 West Hastings Street, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6E 2K3 (Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, no par value	THM	NYSE American

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

Based on the last sale price on the NYSE American of the registrant’s Common Shares on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) of $0.56 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $54.5 million.

As of March 2, 2020, the registrant had 187,573,671 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into this report.

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

GLOSSARY OF TERMS

The following is a glossary of certain terms that may be used in this report.

“alteration”	Changes in the chemical or mineralogical composition of a rock, generally produced by weathering or hydrothermal solutions
“anomalous”	Departing from the expected or normal
“April 2017 Report”	The technical report entitled “Canadian National Instrument 43-101 Technical Report Pre-feasibility Study on the Livengood Gold Project, Livengood, Alaska, USA” dated April 10, 2017 and prepared by certain Qualified Persons under NI 43-101, as filed under the Company’s profile on SEDAR at www.sedar.com
“As”	Arsenic
“basalt”	A dark coloured igneous rock, commonly extrusive – the fine grained equivalent of gabbro
“biotite”	A common rock forming mineral of the mica group
“Board”	The Board of Directors of ITH
“chert”	A microcrystalline or cryptocrystalline sedimentary rock, consisting chiefly of interlocking crystals of quartz less than about 30 microns in diameter
“clastic”	Pertaining to a rock or sediment composed principally of fragments derived from pre-existing rocks or minerals and transported some distance from their places of origin; also said of the texture of such a rock
“cm”	Centimeters
“common shares”	The common shares without par value in the capital of ITH as the same are constituted on the date hereof
“conglomerate”	A coarse grained clastic sedimentary rock, composed of rounded to sub-angular fragments larger than 2mm in diameter set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica or hardened clay
“Corvus”	Corvus Gold Inc., a company subsisting under the laws of British Columbia which was spun off from the Company in August, 2010
“deformation”	A general term for the processes of folding, faulting, shearing, compression, or extension of rocks as a result of various earth forces
“deposit”	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical and economic factors are resolved
“diamond drill”	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock which is recovered in long cylindrical sections, an inch or more in diameter
“dip”	The angle that a stratum or any planar feature makes with the horizontal, measured perpendicular to the strike and in the vertical plane
“dike”	A tabular body of igneous rock that cuts across the structure of adjacent rocks or cuts massive rocks
“director”	A member of the Board of Directors of ITH
“disseminated”	Fine particles of mineral dispersed throughout the enclosing rock
“epigenetic”	Of or relating to a mineral deposit of origin later than that of the enclosing rocks
“g/t”	Grams per metric tonne
“gabbro”	A group of dark coloured, basic intrusive igneous rocks – the approximate intrusive equivalent of basalt

“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“intrusion”	The process of the emplacement of magma in pre-existing rock, magmatic activity. Also, the igneous rock mass so formed
“intrusive”	Of or pertaining to intrusion, both the process and the rock so formed
“kg”	Kilograms
“km”	Kilometers
“lode”	A vein of metal ore in the earth.
“m”	Meters
“mm”	Millimeters
“mafic”	Said of an igneous rock composed chiefly of dark, ferromagnesian minerals, also, said of those minerals
“magma”	Naturally occurring molten rock material, generated within the earth and capable of intrusion and extrusion, from which igneous rocks have been derived through solidification and related processes
“magmatic”	Of, or pertaining to, or derived from, magma
“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
“mineral reserve”	The economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of “modifying factors” (which are defined in NI 43-101 as considerations used to convert mineral resources to mineral reserves. These include, but are not restricted to, mining processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors). Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. It is important that, in all situations where the reference point is different, such as for a saleable product, a clarifying statement is included to ensure that the reader is fully informed as to what is being reported. The public disclosure of a mineral reserve must be demonstrated by a pre-feasibility study or feasibility study.
“mineral resource”	A concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.
“mineralization”	The concentration of metals and their chemical compounds within a body of rock
“NI 43-101”	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
“NSR”	Net smelter return
“NYSE American”	NYSE American (formerly, NYSE MKT and the American Stock Exchange)
“ophiolite”	An assemblage of mafic and ultramafic igneous rocks ranging from spilite and basalt to gabbro and peridotite, and always derived from them by later metamorphism, whose origin is associated with an early phase of the development of a geosyncline

“RC”	A method of drilling whereby rock cuttings generated by the drill bit are flushed up from the bit face to the surface through the drill rods by air or drilling fluids for collection and analysis
“Sb”	Antimony
“sedimentary”	Pertaining to or containing sediment (typically, solid fragmental material transported and deposited by wind, water or ice that forms in layers in loose unconsolidated form), or formed by its deposition
“sill”	A tabular igneous intrusion that parallels the planar structure of the surrounding rock
“strike”	The direction taken by a structural surface
“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“Canadian Tax Act”	Income Tax Act (Canada)
“tectonic”	Pertaining to the forces involved in, or the resulting structures of, tectonics
“tectonics”	A branch of geology dealing with the broad architecture of the outer part of the earth, that is, the major structural or deformational features and their relations, origin and historical evolution
“TSX”	Toronto Stock Exchange
“ultramafic”	Said of an igneous rock composed chiefly of mafic minerals
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheet-like form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
“volcaniclastic”	Pertaining to a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment

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

PART I

ITEM 1. BUSINESS

Overview

ITH is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company is in the process of optimizing the Livengood Gold Project as discussed below. The Company has not yet begun preparation for the extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in its Livengood Gold Project, which has a current (as at August 26, 2016) mineral resource of 497 million measured tonnes at an average grade of 0.68 g/tonne (10.84 million ounces), 28 million indicated tonnes at an average grade of 0.69 g/tonne (0.62 million ounces) and 53 million inferred tonnes at an average grade of 0.66 g/tonne (1.1 million ounces). In 2017, the Company issued the results of a pre-feasibility study that was summarized in the April 2017 Report which converted a portion of the mineral resources at the Project into proven reserves of 378 million tonnes at an average grade of 0.71 g/tonne (8.62 million ounces) and probable reserves of 14 million tonnes at an average grade of 0.72 g/tonne (353,000 ounces) based on a gold price of $1,250 per ounce. All work presently planned by the Company is directed at maintaining necessary environmental baseline activities at the Livengood Gold Project and focusing efforts on Project optimization opportunities, including those identified in the April 2017 Report. A more complete description of the Livengood Gold Project and the current activities is set forth in Part I, Item 2 and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Since 2006, the Company has focused primarily on the acquisition and exploration of mineral properties in Alaska and Nevada by acquiring through staking, purchase, lease or option (primarily from AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold”) in a transaction which closed on August 4, 2006) interests in a number of mineral properties in Alaska (Livengood Gold Project, Terra, LMS, BMP, Chisna, Coffee Dome, West Tanana, Gilles, West Pogo, Caribou, Blackshell and South Estelle) and Nevada (North Bullfrog and Painted Hills) that it believed had the potential to host large precious or base metal deposits. Since early 2008, the Company’s primary focus has been the exploration and advancement of the Livengood Gold Project and the majority of its resources have been directed to that end. In August 2010, ITH undertook a corporate spin-out arrangement transaction whereby all of its mineral property interests other than the Project were transferred to Corvus and Corvus was spun out as an independent and separate public company. Since the completion of that transaction, the sole mineral property held by the Company has been the Livengood Gold Project and the Company has focused exclusively on the ongoing exploration and potential development of the Livengood Gold Project.

The head office and principal executive address of ITH is located at 1177 West Hastings Street, Suite 2300, Vancouver, British Columbia, Canada V6E 2K3, and its registered and records office is located at 745 Thurlow Street, Suite 2400, Vancouver, British Columbia, Canada V6E 0C5.

2019

Livengood Gold Project Developments

During the year ended December 31, 2019 and to the date of this Annual Report on Form 10-K, the Company continued to evaluate opportunities with the potential for optimizing gold recovery and reducing the costs of building and operating a mine at the Project. Outside consultants were retained to conduct additional metallurgical tests and engineering, including confirmation of the flowsheet. Approximately 2,000 kg of metallurgical composites were processed during 2019 at SGS Vancouver to evaluate optimum grind size and to determine whether different recovery parameters should be applied to different areas of the orebody. The engineering firm of BBA Inc. (“BBA”) was retained to continue to guide the metallurgical program. During 2019, the Company also completed work to advance the environmental baseline efforts needed to support future permitting.

Director Changes

At the 2019 Annual General Meeting of shareholders in Vancouver, B.C. on May 30, 2019, with Messrs. John Ellis and Thomas Irwin not standing for re-election as director, the shareholders fixed the size of the board at seven.

Other Developments

During 2019, the Company purchased an undivided 40% interest in the patented mining claims that are subject to the Griffin lease (see Item 2), resulting in the Company effectively owning a direct interest in that portion of the Livengood gold resource.

2020

Outlook

On November 6, 2019, the Board approved a 2020 budget of $2.6 million. The 2020 work program will build upon the Company’s previous metallurgical studies to continue to define and refine the Project flowsheet. BBA will be retained to continue to guide the metallurgical program. The work program will also advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization, needed to support future permitting, as well as advance community engagement.

The Company remains open to a strategic alliance to help support the future development of the Project while considering all other appropriate financing options. The size of the gold resource, the Project’s favorable location, and the Company’s proven team are some of the reasons the Company would potentially attract a strategic partner with a long term development horizon who understands the Project is highly leveraged to gold prices.

Regulatory, Environmental and Social Matters

All of the Company’s currently proposed exploration is in the State of Alaska. In Alaska, low impact, initial stage surface exploration such as stream sediment, soil and rock chip sampling does not require any permits. The State of Alaska requires an APMA (Alaska Placer Mining Application) exploration permit for all substantial surface disturbances such as trenching, road building and drilling. These permits are reviewed by related state and federal agencies that can comment on and require specific changes to proposed work plans to minimize impacts on the environment. The permitting process for significant disturbances generally requires 30 days for processing and all work must be bonded. The Company currently has all necessary permits with respect to its currently planned exploration activities in Alaska. Although the Company has never had an issue with the timely processing of APMA permits, there can be no assurances that delays in permit approval will not occur.

ITH has established a Technical Committee, which has adopted a formal, written charter. As set out in its charter, the overall purpose of the Technical Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the Company’s continuing commitment to improving the environment and ensuring that activities are carried out and facilities are operated and maintained in a safe and environmentally sound manner that reflects the Company’s ideals and principles of sustainable development. The primary function of the Technical Committee is to monitor, review and provide oversight with respect to the technical aspects of the Company’s projects as well as monitor policies, standards, and programs relative to health, safety, community relations and environmental-related matters. The Technical Committee also advises the Board and makes recommendations for the Board’s consideration regarding health, safety, community relations and environmental-related issues.

Although not set out in a specific policy, the Company strives to be a positive influence in the local communities where its mineral projects are located, not only by contributing to the welfare of such communities through donations of money and supplies, as appropriate, but also through hiring local workers to assist in ongoing exploration programs when appropriate. The Company considers building and maintaining strong relationships with local communities to be fundamental to its ability to continue to operate in such regions and to assist in the eventual development (if any) of mining operations in such regions, and it attaches considerable importance to commencing and fostering such relationships from the beginning of its involvement in any particular area.

Corporate Structure

ITH was incorporated under the Company Act (British Columbia) under the name “Ashnola Mining Company Ltd.” on May 26, 1978. ITH’s name was changed to “Tower Hill Mines Ltd.” on June 1, 1988, and subsequently changed to “International Tower Hill Mines Ltd.” on March 15, 1991. ITH has been transitioned under, and is now governed by, the Business Corporations Act (British Columbia). On November 15, 2005, the Company’s shareholders resolved to amend the Company’s Articles to increase its authorized capital stock from 20,000,000 common shares without par value to 500,000,000 common shares without par value. This increase became effective on April 20, 2006.

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

Employees

At December 31, 2019, the Company had three employees. The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering, community engagement and investor relations, and corporate governance.

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

Risks Related to Our Business

Our success depends on the development and operation of the Livengood Gold Project, which is our only project and which, as contemplated in the April 2017 Report, is not commercially viable in the current gold market.

Our only property at this time is our Livengood Gold Project, which is in the exploration stage. The April 2017 Report indicates that the Project generates a minimal positive return at a gold price of $1,250 per ounce. The Company would need to see higher gold prices over a sustained period for the Project to be commercially viable. While management is exploring opportunities identified in the April 2017 Report for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful, that any of the optimization opportunities or cost savings will in fact be realized or that the price of gold will increase sufficiently, and be sustained for a sufficient period, to warrant a decision to develop the Project. No assurance can be given that any level of recovery of ore reserves will be realized or that any identified mineral deposit will ever qualify as a commercial mineable ore body which can be legally and economically exploited. If we are not able to identify commercially viable mineral deposits or profitably extract minerals from such deposits, if the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose all or a substantial portion of their investment.

While we may be successful in outlining potential optimizations that might improve the economics of the Project, there can be no assurance that any such optimizations can actually be incorporated into the Project.

While a review of the pre-feasibility test work to date on the Project indicates that there is the potential to further optimize the specific parameters of the Project, and that such optimizations may result in lower capital costs and operating costs for the Project, there can be no assurance that such optimizations can be achieved or that it will be possible to change the scope, size, scale and parameters of any revised Project configuration to incorporate the optimized results. Even if such optimization test work shows that optimization will improve capital or operating costs for the Project, it may not be possible to re-scale the Project so as to take advantage of all or any part of the optimized processes and therefore it may not be possible to derive any benefit from the optimization work or studies carried out. If we are not able to actually incorporate the optimized results, our business would be materially adversely affected and our shareholders could lose all or a substantial portion of their investment.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses and have had no revenue from operations since inception, and we expect to continue to incur losses in the foreseeable future. We have not commenced commercial production on the Livengood Gold Project and we have no other mineral properties. We have no revenues from operations and we do not anticipate generating revenues from operations until we are able, if ever, to begin production at the Livengood Gold Project. We will continue to incur operating losses until the Livengood Gold Project begins to generate sufficient revenues to fund continuing operations, which cannot be assured. The Project is currently in the exploration stage and, as contemplated in the April 2017 Report, is not commercially viable in the current gold market. Our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at the Livengood Gold Project.

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

Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. The Company does not presently have sufficient financial resources or a source of operating cash flow to undertake by itself to complete the permitting process and, if a production decision is made, the construction of a mine at the Livengood Gold Project. The completion of the permitting process, and any construction of a mine at the Livengood Gold Project will depend upon the Company’s ability to obtain financing through the sale of its equity securities, enter into a joint venture or strategic alliance relationship, secure significant debt financing or find alternative means of financing. There is no assurance that the Company will be successful in obtaining the required financing on favorable terms or at all. Even if the results of exploration are encouraging, the Company may not be able to obtain sufficient financing to conduct the further exploration that may be necessary to determine whether or not a commercially mineable deposit exists.

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

Management anticipates that costs at the Livengood Gold Project will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel, rubber and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production less profitable or not profitable at all. A material increase in costs could also impact our ability to maintain operations and have a significant effect on the Company’s profitability in the event that a production decision is made.

The volatility of the price of gold could adversely affect any future operations and, if warranted, our ability to develop our properties.

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

	High	Low	Average
2015	$1,296	$1,049	$1,159
2016	$1,366	$1,077	$1,250
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,269
2019	$1,546	$1,270	$1,393
January 1, 2020 to March 2, 2020	$1,672	$1,527	$1,579

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

Resource exploration, development and production involve a high degree of risk. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

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

Our future success is largely dependent on the performance and abilities of our directors, officers, employees and management and on our ability to attract and retain additional key personnel in exploration, mine development, sales, marketing, technical support and finance. In addition, the Company has relied and may continue to rely upon consultants and others for operating expertise. There is no assurance that we will be able to maintain the services of our directors, officers, employees or other qualified personnel required to operate our business. The loss of the services of these persons could have a material adverse effect on our business and prospects. Recruiting and retaining qualified personnel is critical to our success and there can be no assurance we will be able to recruit and retain such personnel. The number of persons skilled in the acquisition, exploration and development of mineral properties is limited and competition for such persons is intense. If we are not successful in attracting and retaining qualified personnel, our ability to develop our properties could be affected, which could have a material adverse effect on our business, results of operations, cash flows and financial condition. We do not maintain “key man” life insurance policies on any of our officers or employees.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. Similarly, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada) (the “Canadian Tax Act”), and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code or an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act, and adversely affect our ability to utilize our NOLs in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Risks Related to Our Common Shares

Our share price may be volatile and as a result you could lose all or part of your investment.

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. Any quoted market for our common shares may be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2019, the price of our common shares on the Toronto Stock Exchange ranged from a low of C$0.60 to a high of C$0.94, and on the NYSE American ranged from a low of $0.44 to a high of $0.70. From January 1, 2020 to March 2, 2020, the price of our common shares on the TSX ranged from a low of C$0.62 to a high of C$0.74, and on the NYSE American ranged from a low of $0.45 to a high of $0.56. There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, our shareholders may be unable to resell their shares at a desired price.

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

We believe that we likely were a passive foreign investment company (“PFIC”) during the fiscal year ended December 31, 2019, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2019, and we expect that we will be a PFIC in the current year and that we may continue to be classified as a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If ITH is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

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

The Company is in the process of optimizing the Livengood Gold Project and does not mine, produce or sell any mineral products at this time. The Company has a 100% interest in its Livengood Gold Project, which has a current (as at August 26, 2016) mineral resource of 497 million measured tonnes at an average grade of 0.68 g/tonne (10.84 million ounces), 28 million indicated tonnes at an average grade of 0.69 g/tonne (0.62 million ounces) and 53 million inferred tonnes at an average grade of 0.66 g/tonne (1.1 million ounces). In 2017, the Company issued the results of a pre-feasibility study that was summarized in the April 2017 Report, which converted a portion of the mineral resources at the Project into proven reserves of 378 million tonnes at an average grade of 0.71 g/tonne (8.62 million ounces) and probable reserves of 14 million tonnes at an average grade of 0.72 g/tonne (353,000 ounces) based on a gold price of $1,250 per ounce. All work presently planned by the Company is directed at maintaining necessary environmental baseline activities at the Livengood Gold Project and focusing efforts on Project optimization opportunities, including those identified in the April 2017 Report.

The Company relies upon consultants and contractors to carry on many of its activities and, in particular, to carry out drilling programs at the Livengood Gold Project and in connection with metallurgical test work, engineering and the preparation of technical reports on the Project. If ITH expands its activities in the future, it may choose to hire additional employees rather than relying on consultants.

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

Livengood Gold Project Lands

The Livengood Gold Project covers approximately 19,546 hectares (48,300 acres), all of which is controlled by the Company through TH Alaska. The Livengood Gold Project is comprised of multiple land parcels: 100% owned patented mining claims; 100% owned State of Alaska mining claims; 100% owned federal unpatented placer claims; land leased from the Alaska Mental Health Trust (“AMHT”); land leased from holders of state and federal patented and unpatented mining and placer claims; and undivided interests in patented mining claims. The property and claims controlled through ownership, leases or agreements are summarized below:

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

Leased property

•  Alaska Mental Health Trust Lease. A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2019, there were 9,970 acres included in the AMHT lease.

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

•  Griffin Lease. A lease of three patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. The Company owns a 40% leasehold interest in the Griffin Lease.

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

Patented claims (undivided interests less than 100%)

•	An undivided 203/240th interest in that certain patented placer mining claim known as the “Kinney Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 53/90th interest in that certain patented placer mining claim known as the “Union Bench Association” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 83/120th interest in that certain patented placer mining claim known as the “Bessie Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 23/60th interest in those certain patented placer mining claims known as the “War Association” claim; the “Mutual Association” claim; and the “O.K. Fraction” claim, all included within U.S. Mineral Survey No. 2033 on lower Amy Creek.

•	An undivided 2/5th interest in those certain patented lode mining claims included within U.S. Mineral Survey No. 1990.

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment of $40/claim to be paid to the state (by November 30th of each year) for the first five years, $85 per year for the second five years, and $205 per year thereafter. The annual rental rates for each 160 acre claim is $165 for the first five years, $330 for the second five years, and $825 per year thereafter. As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year. In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year. Excess work can be carried forward for up to four years. If the rental is paid and the work requirements are met, the claims can be held indefinitely. The work completed by the Company during the 2019 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2022 on all State of Alaska mining claims.

Holders of State of Alaska mining claims are also required to pay a production royalty on all revenue received from minerals produced on state land during each calendar year. The production royalty rate is 3% of net income.

Holders of federal unpatented mining claims are required to pay an annual rental of $165 per 20 acres.

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

In 2009, the Company completed 12 diamond drill holes totaling 4,572 m and 195 RC holes totaling 59,757 m. Six of the diamond drill holes were drilled across the NNW-trending Core Zone in order to better understand the structural controls and to test the depth continuity of the mineralization. This drilling confirmed that the Core Zone is the locus of a swarm of 0.2 - 1.0 m thick southerly dipping dikes. In addition, a number of larger (+10 m thick) steeply dipping NNW-trending dikes were observed, suggesting that ENE extension may have occurred at about the time of dike magmatism. The RC holes were primarily targeted at grid infill drilling to improve resource estimation of the Core Zone and a step-out program that led to discovery and delineation of the Sunshine and Tower Zones.

In 2010, the Company completed 40 diamond drill holes totaling 13,631 m and 198 RC holes totaling 56,550 m. These holes, filled in between the Core and Sunshine Zones, expanded the SW Zone and infilled to 50 m spacing in the Core and Sunshine Zones.

Nearly all drill holes at Money Knob have been drilled in a northerly direction at an inclination of -50 degrees (RC) and -60 degrees (core) in order to best intercept the south dipping structures and mineralized zones as close to perpendicular as possible. A few holes have been drilled in other directions to test other features and aspects of mineralization. Most exploration holes have been spaced at 75 m apart along lines 75 m apart, subsequent infill drilling in the center of 75 m squares brings the nominal drill spacing to 50 m for a significant portion of the deposit. Core is recovered using triple tube techniques to ensure good recovery (>95%) and confidence in core orientation. RC holes are bored and cased for the upper 0-30 m to prevent down hole contamination and to help keep the hole open for ease of drilling at greater depths.

In 2011, the Company continued with resource definition drilling, completing 26,163 m of RC drilling and 11,468 m of diamond drilling. Two areas of the deposit, the Core and Sunshine crosses, were selected for 15 m-spaced RC in-fill drilling on crosses with north-south and east-west legs 150 m in length. A third area, Area 50 in the Sunshine Zone, measuring 195 m by 240 m, was drilled on a 37.5 m grid with alternating core and RC drilling. Two resources were generated for each volume using ordinary kriging on samples composited to 10 m lengths: the first including those portions of the 50 m grid drilling within the volume; and a second using both the grid and close-spaced drilling within the same volume. On average, the effect of the increased drilling density on tonnage, grade, and contained ounces of gold was less than 1% and confirmed the integrity of the previously reported resource estimate. In 2011, the Company broadened the scope of the field program to include 2,240 m of exploration drilling outside the resource area, as well as 8,932 m of geotechnical drilling and 1,192 m of large diameter groundwater test wells.

In May 2012, the Company commenced an 18-hole program of condemnation drilling to either sterilize or establish the presence of significant mineralization in the area surrounding the Money Knob deposit. The purpose of the condemnation drilling program was to determine appropriate areas for infrastructure development. Additionally, four of these holes are also being used for hydrological studies. The program was completed in July 2012 with 3,065 m in 19 holes.

Also in May 2012, the Company commenced multi-faceted drill programs consisting of hydraulic gradient, infrastructure, borrow source identification, and large-diameter wells for pump tests. The hydraulic gradient and infrastructure drilling consisted of 5,826 m in 49 holes utilizing core drilling. The geotechnical and borrow source information was obtained from 2,695 m drilled in 73 holes, utilizing core, sonic, and auger drilling methods. Seven large diameter wells have been drilled for a total of 1,031 m.

The drill program from February through October 2012 totaled 15,731 m in 199 holes.

The Company has not completed any material exploration at the Project since 2012, but has focused on engineering, metallurgical studies, and environmental baseline.

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

The Company’s geologic work program at Livengood was designed and was supervised by Chris Puchner, Chief Geologist of the Company, who is a qualified person as defined by NI 43-101. Mr. Puchner was responsible for all aspects of the work, including the quality control/quality assurance program. The quality assurance/quality control program implemented by the Company meets or exceeds industry standards. A quality assurance/quality control program includes insertion of blanks and standards (1/10 samples) and duplicates (1/20 samples). Blanks help assess the presence of any contamination introduced during sample preparation and help calibrate the low end of the assay detection limits. Commercial standards are used to assess the accuracy of the analyses. Duplicates help assess the homogeneity of the sample material and the overall sample variance. The Company has undertaken rigorous protocols to assure accurate and precise results. Among other methods, weights are tracked throughout the various steps performed in the laboratory to minimize and track errors. A group of 2,096 metallic screen fire assays performed in 2011 did not indicate any bias in the matching fire assays.

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

Analysis of assay data from core and RC sampling has been performed to check for down hole contamination of RC and to compare the data distributions produced by the two methods. Analysis of RC data has not indicated cyclic down hole contamination. Decay analysis conducted on both core drilling and RC drilling indicates similar patterns of monotonic grade increase or decrease. Comparison of the grade distributions between core and RC data were conducted using Quantile-Quantile plots, and simulation of population means for different numbers of samples. The comparison indicated that the mean of all core data was 4% lower than RC data. Comparison of core and RC data below the water table showed similar population means, suggesting that down hole contamination was not occurring.

Core and RC check samples have been collected during each drilling campaign by independent third parties. Results from these samples, as well as blanks and standards included, are consistent with the Company’s initial results. This includes a similar increase in variance for samples at higher grades, a pattern consistent with nugget effect. No systematic high or low bias has been observed.

April 2017 Report

In April 2017, the Company filed the April 2017 Report with respect to the Livengood Gold Project, which indicates that the Project generates a minimal positive return at a gold price of $1,250 per ounce. The Company would need to see higher gold prices over a sustained period for the Project to be commercially viable. Readers are encouraged to review the entire April 2017 Report on SEDAR, with particular emphasis on the sensitivity analyses contained therein. Readers are cautioned that the NI 43-101 reports filed on SEDAR by the Company in September of 2013 and October of 2016 are no longer considered current and should therefore no longer be relied upon by investors.

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

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended December 31, 2019, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE American under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “-1I1-”. As at March 2, 2020, there were 187,573,671 common shares issued and outstanding, and the Company had approximately 100 shareholders of record.

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

Certain Canadian Federal Income Tax Considerations for U.S. Resident Holders

This summary is applicable to a holder of common shares of the Company who, for the purposes of the Canadian Tax Act and any applicable treaty and at all relevant times, is not (and is not deemed to be) resident in Canada, deals at arm’s length and is not affiliated with the Company, does not (and is not deemed to) use or hold the common shares in, or in the course of, carrying on a business in Canada, is not a “specified shareholder” (as defined in subsection 18(5) of the Canadian Tax Act) of the Company, is not an insurer that carries on an insurance business in Canada and elsewhere, and holds the common shares as capital property (a “Non-Resident Holder”).

This summary is based on the current provisions of the Canada-U.S. Income Tax Convention (1980), as amended (the “Canada-U.S. Treaty”), the Canadian Tax Act, the regulations thereunder, all specific proposals to amend the Canadian Tax Act and regulations publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof and the Company’s understanding of the administrative policies and assessing practices published in writing by the Canada Revenue Agency prior to the date hereof. This summary assumes that all specific proposals to amend the Canadian Tax Act and regulations will be enacted as currently proposed, does not otherwise take into account any change in law or administrative policy or assessing practice, whether by judicial, governmental, legislative or administrative decision or action, and does not take into account other federal or provincial, territorial or foreign tax consequences, which may vary from the Canadian federal income tax considerations described herein.

This summary is of a general nature only, is not exhaustive of all Canadian federal income tax considerations, and it is not intended to be, nor should it be construed to be, legal or tax advice to any Non-Resident Holder of common shares and no representation with respect to Canadian federal income tax consequences to any Non-Resident Holder of common shares is made herein. Accordingly, Non-Resident Holders of common shares should consult their own tax advisers with respect to their individual circumstances.

Dividends on Common Shares

Canadian withholding tax at a rate of 25% (subject to reduction under the provisions of any applicable tax treaty) will be payable on dividends (or amounts paid or credited on account or in lieu of payment of, or in satisfaction of, dividends) paid or credited or deemed to have been paid or credited to a Non-Resident Holder of common shares. Under the Canada–U.S. Treaty, the withholding tax rate is generally reduced to 15% for a Non-Resident Holder entitled to the benefits of the Canada–U.S. Treaty who is the beneficial owner of the dividends (or 5% if the holder is a company that owns at least 10% of the common shares of the Company at such time).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) may not in all circumstances be entitled to the benefits of the Canada–U.S. Treaty. Non-Resident Holders are urged to consult with their own tax advisors to determine their entitlement to benefits under the Canada-U.S. Treaty based on their particular circumstances.

This summary does not deal with special situations such as the particular circumstances of traders or dealers or Non-Resident Holders who have entered into a “derivative forward agreement” (as defined in the Canadian Tax Act) in respect of the common shares. Such Non-Resident Holder should consult their own tax advisors.

Capital Gains and Losses

Subject to the provisions of any relevant tax treaty, capital gains realized by a Non-Resident Holder on the disposition or deemed disposition of common shares held as capital property will not be subject to Canadian tax unless the common shares are “taxable Canadian property” (as defined in the Canadian Tax Act), in which case the capital gains will be subject to Canadian tax at rates which will approximate those payable by a Canadian resident.

Common shares of the Company generally will not be “taxable Canadian property” to a Non-Resident Holder provided that, at the time of the disposition or deemed disposition, the common shares are listed on a designated stock exchange (which currently includes the TSX and NYSE American), unless at any time during the 60-month period that ends at that time: (a) one or any combination of (i) such Non-Resident Holder, (ii) persons not dealing at arm’s length with such Non-Resident Holder and (iii) partnerships in which such Non-Resident Holder or a person described in (ii) holds a membership interest directly or indirectly through one or more partnerships, owned 25% or more of the issued shares of any class or series of the capital stock of the Company; and (b) more than 50% of the fair market value of the common shares disposed of was derived directly or indirectly from one or any combination of real or immovable property situated in Canada, “Canadian resource properties” (as defined in the Canadian Tax Act), “timber resource properties” (as defined in the Canadian Tax Act), and options in respect of, or interests in, or civil law rights in, any such properties (whether or not such property exists). In certain circumstances set out in the Canadian Tax Act, the common shares may be deemed to be “taxable Canadian property”.

Under the Canada–U.S. Treaty, a Non-Resident Holder entitled to the benefits of the Canada–U.S. Treaty and to whom the common shares are “taxable Canadian property” will not be subject to Canadian tax on the disposition or deemed disposition of the common shares unless at the time of disposition or deemed disposition, the value of the common shares is derived principally from real property situated in Canada. Non-Resident Holders are urged to consult with their own tax advisors to determine their entitlement to benefits under the Canada-U.S. Treaty based on their particular circumstances.

Currency Conversion

Generally, for purposes of the Canadian Tax Act, all amounts relating to the acquisition, holding or disposition of common shares, including dividends, adjusted cost base and proceeds of dispositions must be determined in Canadian dollars using the daily exchange rate of the Bank of Canada on the particular date the particular amount arose or in certain situations, such other rate of exchange as acceptable to the Canada Revenue Agency.

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

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2019, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

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

Medicare Tax

A U.S. Holder that is an individual or estate, or a trust that does not fall into a special class of trusts that is exempt from such tax, will be subject to a 3.8% tax on the lesser of (1) the U.S. Holder’s “net investment income” for the relevant taxable year and (2) the excess of the U.S. Holder’s modified gross income for the taxable year over a certain threshold (which in the case of an individual will be $200,000 or $250,000, depending on the individual’s circumstances). A holder’s net investment income will generally include dividend income and net gains from the disposition of common shares, unless such dividends or net gains are derived in the ordinary course of the conduct of a trade or business (other than a trade or business that consists of certain passive or trading activities). U.S. Holders are urged to consult their own tax advisors regarding the applicability of the Medicare tax in respect of their investment in the common shares.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Business Activities

General

Livengood Gold Project Developments

During the year ended December 31, 2019 and to the date of this Annual Report on Form 10-K, the Company continued to evaluate opportunities with the potential for optimizing gold recovery and reducing the costs of building and operating a mine at the Project. Outside consultants were retained to conduct additional metallurgical tests and engineering, including confirmation of the flowsheet. Approximately 2,000 kg of metallurgical composites were processed during 2019 at SGS Vancouver to evaluate optimum grind size and to determine whether different recovery parameters should be applied to different areas of the orebody. The engineering firm of BBA Inc. (“BBA”) was retained to continue to guide the metallurgical program. During 2019, the Company also completed work to advance the environmental baseline efforts needed to support future permitting.

Director Changes

At the 2019 Annual General Meeting of shareholders in Vancouver, B.C. on May 30, 2019, with Messrs. John Ellis and Thomas Irwin not standing for re-election as directors, the shareholders fixed the size of the board at seven.

Other Developments

During 2019, the Company purchased an undivided 40% interest in the patented mining claims that are subject to the Griffin lease, resulting in the Company owning a direct interest in that portion of the Livengood gold resource rather than a leasehold interest.

2020

Outlook

On November 6, 2019, the Board approved a 2020 budget of $2.6 million. The 2019 work program will build upon the previous metallurgical studies to continue to define and refine the project flowsheet. BBA will be retained to continue to guide the metallurgical program. The work program will also advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting as well as advance community engagement.

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

Results of Operations

Summary of Quarterly Results

Description	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net loss	$(1,025,184)	$(959,976)	$(1,226,360)	$(614,887)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Description	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net loss	$(901,767)	$(1,269,636)	$(955,415)	$(1,065,220)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Significant fluctuations in the Company’s quarterly net loss have mainly been the result of operating cost changes.

Year ended December 31, 2019 compared to Year ended December 31, 2018

The Company had cash and cash equivalents of $6,937,621 at December 31, 2019 compared to $10,228,964 at December 31, 2018. The Company incurred a net loss of $3,826,407 for the year ended December 31, 2018, compared to a net loss of $4,192,038 for the year ended December 31, 2018. The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2019 and the year ended December 31, 2018.

Mineral property expenditures were $1,689,228 for the year ended December 31, 2019 compared to $1,576,251 for the year ended December 31, 2018. The increase of $112,977 is due to increased expenditures for metallurgical studies and engineering and increased federal and State of Alaska claim rentals, partially offset by the Company limiting field activities to the continuation of critical environmental baseline work while moving forward with a multi-phase metallurgical test work program.

Share-based payment charges were $405,857 during the year ended December 31, 2019 compared to $603,818 during the year ended December 31, 2018. The $197,961 decrease in share-based payment charges during the period was mainly the result of fewer incentive options granted to certain officers and employees of the Company and fewer deferred share units (“DSUs”) issued to certain members of the Board of Directors. The Company granted 488,235 DSUs and 187,232 options during the year ended December 31, 2019 compared to 708,540 DSUs and 420,085 options granted during the year ended December 31, 2018. The incentive options and the DSUs were fully vested upon issuance. At December 31, 2019, there was no unrecognized compensation expense related to non-vested options outstanding.

Share based payment charges were allocated as follows:

Expense category:	Year ended December 31, 2019	Year ended December 31, 2018
Consulting	$316,717	$414,422
Investor relations	-	5,967
Wages and benefits	89,140	183,429
	$405,857	$603,818

Excluding share-based payment charges of $89,140 and $183,429, respectively, wages and benefits decreased to $689,084 for the year ended December 31, 2019 from $1,706,182 for the year ended December 31, 2018. The reduction of $1,017,098 is primarily due to staff reductions and one-time severance payments during the year ended December 31, 2018.

Consulting costs, excluding share-based payment charges of $316,717 and $414,422, respectively, were $167,829 for the year ended December 31, 2019 compared to $138,870 for the year ended December 31, 2018. The increase of $28,959 is primarily due to community and investor relations services being transferred to an external contractor (increase of $66,600), the Board of Directors reducing from nine members to seven members (decrease of $34,367), and reduced janitorial and IT services (decrease of $3,274).

Insurance costs were $123,997 for the year ended December 31, 2019 compared to $169,036 for the year ended December 31, 2018. The decrease of $45,039 resulted after the Company completed a review of coverage requirements.

Professional fees were $192,339 for the year ended December 31, 2019 compared to $227,082 for the year ended December 31, 2018. The decrease of $34,743 is due primarily to decreased accounting and tax services (decrease of $18,615) and decreased legal fees related to property matters (decrease of $16,128).

Travel costs were $33,045 for the year ended December 31, 2019 compared to $59,192 for the year ended December 31, 2018. The decrease of $26,147 is due primarily to reduced travel requirements.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Other items amounted to expense of $175,938 during the year ended December 31, 2019 compared to income of $676,186 in the year ended December 31, 2018. The Company had a foreign exchange loss of $406,454 during the year ended December 31, 2019 compared to a gain of $522,248 during the year ended December 31, 2018 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the year ended December 31, 2019 was C$1 to US$0.7537 compared to C$1 to US$0.7721 for the year ended December 31, 2018.

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

As at December 31, 2019, the Company reported cash and cash equivalents of $6,937,621 compared to $10,228,964 at December 31, 2018. The decrease of approximately $3.3 million resulted mainly from operating expenditures on the Livengood Gold Project of approximately $3.2 million and a negative foreign currency translation impact of approximately $0.4 million partially offset by interest and other income of $0.3 million. As at March 9, 2020, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

Financing activities during the year ended December 31, 2019 included the exercise of stock options. Proceeds of $64,254 were received on the issuance of 121,174 shares pursuant to the exercise of stock options.

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

Investing activities of $101,692 during the year ended December 31, 2019 were comprised of capitalized acquisition costs for land acquisitions of $31,189 that closed in the second quarter and $70,503 that closed in the third quarter.

Investing activities during the year ended December 31, 2018 were comprised of capitalized acquisition costs for land acquisitions of $69,391 that closed in the third quarter and proceeds of $14,519 from the sale of marketable securities.

As at December 31, 2019, the Company had working capital of $6,840,418 compared to working capital of $9,884,979 at December 31, 2018. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2020 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2021 fiscal year.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.” The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2020 fiscal year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of International Tower Hill Mines Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Tower Hill Mines Ltd. (the “Company”), as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2017.

/s/ Davidson & Company LLP
Chartered Professional Accountants
Vancouver, British Columbia, Canada
March 9, 2020

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2019 and 2018

(Expressed in U.S. Dollars)

	Note	December 31, 2019	December 31, 2018
ASSETS

Current assets
Cash and cash equivalents		$6,937,621	$10,228,964
Prepaid expenses and other		238,554	203,968
Total current assets		7,176,175	10,432,932
Property and equipment		15,434	17,750
Capitalized acquisition costs	4	55,375,124	55,273,432

Total assets		$62,566,733	$65,724,114

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$18,433	$43,475
Accrued liabilities	5	317,324	504,478
Total liabilities		335,757	547,953

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 187,573,671 and 186,990,683 shares issued and outstanding at December 31, 2019 and 2018, respectively	7	278,213,801	277,852,672
Contributed surplus		35,069,274	34,960,292
Accumulated other comprehensive income		1,574,011	1,162,900
Deficit		(252,626,110)	(248,799,703)

Total shareholders’ equity		62,230,976	65,176,161
Total liabilities and shareholders’ equity		$62,566,733	$65,724,114

Nature of operations (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2019 and 2018

(Expressed in U.S. Dollars)

	Note	December 31, 2019	December 31, 2018
Operating Expenses
Consulting fees	7	$484,546	$553,292
Depreciation		2,316	3,043
Insurance		123,997	169,036
Investor relations	7	38,697	58,267
Mineral property exploration	4	1,689,228	1,576,251
Office		30,535	33,870
Other		14,910	16,229
Professional fees		192,339	227,082
Regulatory		126,895	146,615
Rent	11	135,737	135,736
Travel		33,045	59,192
Wages and benefits	7	778,224	1,889,611
Total operating expenses		(3,650,469)	(4,868,224)

Other income (expense)
Gain/(loss) on foreign exchange		(406,454)	522,248
Interest income		164,533	119,106
Other income		65,983	34,832

Total other income (expense)		(175,938)	676,186

Net loss for the year		(3,826,407)	(4,192,038)

Other comprehensive income (loss)
Unrealized loss on marketable securities		-	(1,526)
Reclassification of accumulated unrealized loss on available-for-sale securities to other income		-	22,352
Exchange difference on translating foreign operations		411,111	(544,285)
Total other comprehensive income/(loss) for the year		411,111	(523,459)

Comprehensive loss for the year		$(3,415,296)	$(4,715,497)

Basic and diluted net loss per share		$(0.02)	$(0.02)

Weighted average number of shares outstanding – basic and diluted		187,359,884	181,984,179

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2019 and 2018

(Expressed in U.S. Dollars)

	Number of shares	Share capital	Contributed surplus	Obligation to issue shares	Accumulated other comprehensive income/(loss)	Deficit	Total
Balance, December 31, 2017	162,392,996	$265,616,642	$34,459,264	$63,593	$1,686,359	$(244,607,665)	$57,218,193
Stock based compensation-option	-	-	189,396	-	-	-	189,396
Stock based compensation-DSU	-	-	414,422	-	-	-	414,422
Unrealized loss on available-for-sale securities	-	-	-	-	(1,526)	-	(1,526)
Reclassification of accumulated unrealized loss on available-for-sale securities to other income	-	-	-	-	22,352	-	22,352
Exchange difference on translating foreign operations	-	-	-	-	(544,285)	-	(544,285)
Share issuance	24,129,687	12,063,593	-	(63,593)	-	-	12,000,000
Exercise of options	468,000	181,026	-	-	-	-	181,026
Share issuance costs	-	(111,379)	-	-	-	-	(111,379)
Reallocation from contributed surplus	-	102,790	(102,790)	-	-	-	-
Net loss	-	-	-	-	-	(4,192,038)	(4,192,038)
Balance, December 31, 2018	186,990,683	277,852,672	34,960,292	-	1,162,900	(248,799,703)	65,176,161
Stock based compensation-option	-	-	89,140	-	-	-	89,140
Stock based compensation-DSU	-	-	316,717	-	-	-	316,717
Exchange difference on translating foreign operations	-	-	-	-	411,111	-	411,111
Share issuance	461,814	245,592	(245,592)	-	-	-	-
Exercise of options	121,174	64,254	-	-	-	-	64,254
Reallocation from contributed surplus	-	51,283	(51,283)	-	-	-	-
Net loss	-	-	-	-	-	(3,826,407)	(3,826,407)
Balance, December 31, 2019	187,573,671	$278,213,801	$35,069,274	$-	$1,574,011	$(252,626,110)	$62,230,976

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

(Expressed in U.S. Dollars)

	December 31, 2019	December 31, 2018
Operating Activities
Loss for the year	$(3,826,407)	$(4,192,038)
Add items not affecting cash:
Depreciation	2,316	3,043
Stock-based compensation-option	89,140	189,396
Stock-based compensation-DSU	316,717	414,422
Loss on sale of marketable securities	-	19,953
Changes in non-cash working capital items:
Accounts receivable	(15,266)	(99,480)
Prepaid expenses	(11,023)	48,162
Accounts payable and accrued liabilities	(215,110)	124,812
Cash used in operating activities	(3,659,633)	(3,491,730)

Financing Activities
Issuance of common shares	64,254	12,181,026
Share issuance costs	-	(111,379)
Cash provided by financing activities	64,254	12,069,647

Investing Activities
Capitalized acquisition costs	(101,692)	(69,391)
Sale of marketable securities	-	14,519
Cash used in investing activities	(101,692)	(54,872)

Effect of foreign exchange on cash and cash equivalents	405,728	(538,547)
Increase/(decrease) in cash and cash equivalents	(3,291,343)	7,984,498
Cash and cash equivalents, beginning of year	10,228,964	2,244,466
Cash and cash equivalents, end of year	$6,937,621	$10,228,964

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

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2019, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2020 fiscal year. As at March 9, 2020, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 9, 2020, the Board approved the consolidated financial statements dated December 31, 2019.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income. The Company does not have any material provisions for environmental rehabilitation as of December 31, 2019.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2019, this calculation proved to be anti-dilutive, and therefore the Company’s 2,452,049 stock options and 1,383,396 deferred share units (“DSUs”) outstanding at year-end have been excluded from the calculation.

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update No. 2016-02 Leases (Topic 842). In February 2016, the FASB issued a new standard regarding leases. These are elements of the new standard that could impact almost all entities to some extent, although lessees will likely see the most significant changes. Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. The Company adopted the standards on January 1, 2019 and adoption had no impact on the Company’s financial statements.

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

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,

•	Level 3 – Inputs that are not based on observable market data.

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2017	$55,204,041
Additions	69,391
Balance, December 31, 2018	$55,273,432
Additions	101,692
Balance, December 31, 2019	$55,375,124

The following table presents costs incurred for exploration and evaluation activities for the years ended December 31, 2019 and 2018:

	Year ended December 31, 2019	Year ended December 31, 2018
Exploration costs:
Aircraft services	$4,350	$4,200
Environmental	169,171	232,648
Equipment and facilities rental	75,774	35,039
Field costs	75,772	91,677
Geological/geophysical	710,121	632,653
Land maintenance & tenure	575,975	506,934
Legal	70,229	67,929
Transportation and travel	7,836	5,171
Total expenditures for the year	$1,689,228	$1,576,251

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

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2019, the Company has paid $3,306,615 from the inception of this lease.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. As of December 31, 2019, the Company has paid $780,000 from the inception of this lease.

c)	a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. As of December 31, 2019, the Company has paid $235,000 from the inception of this lease. The Company owns a 40% leasehold interest in the lease.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. As of December 31, 2019, the Company has paid $158,000 from the inception of this lease.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Accrued liabilities	$278,644	$172,147
Accrued salaries and benefits	38,680	332,331
Total accrued liabilities	$317,324	$504,478

Accrued liabilities at December 31, 2019 include accruals for general corporate costs and project costs of $57,114 and $221,530, respectively. Accrued liabilities at December 31, 2018 include accruals for general corporate costs and project costs of $35,176 and $136,971, respectively.

6.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Loss before income taxes	$(3,826,407)	$(4,192,038)
Statutory Canadian corporate tax rate	27.00%	27.00%

Expected income tax (recovery)	$(1,033,130)	$(1,131,850)
Share-based payments	109,581	163,031
Difference in tax rates in other jurisdictions	(88,499)	(119,329)
Share issue cost	68,800	(26,284)
Adjustment to prior years provision versus statutory tax returns	3,721	7,076
Change in unrecognized deductible temporary differences	939,527	1,107,356
Total income tax expense (recovery)	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	December 31, 2019	December 31, 2018
Deferred income tax assets (liabilities):
Mineral properties	$20,156,879	$21,801,955
Property and equipment	8,059	7,362
Share issue costs	31,653	48,434
Allowable capital losses	-	54,212
Net operating losses available for future periods	52,617,248	49,962,349
	72,813,839	71,874,312
Valuation allowance	(72,813,839)	(71,874,312)
Net deferred tax asset	$-	$-

At December 31, 2019, the Company has available net operating losses for Canadian income tax purposes of approximately $20,779,000 and net operating losses for US income tax purposes of approximately $145,894,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States
2038	$125,000	$8,741,000
2037	1,394,000	8,800,000
2036	1,383,000	8,798,000
2035	406,000	10,703,000
2034	1,694,000	12,587,000
2033	1,827,000	14,208,000
2032	2,629,000	16,798,000
2031	4,180,000	10,386,000
2030	2,829,000	30,439,000
2029	2,074,000	18,765,000
2028	1,253,000	2,973,000
2027	907,000	1,412,000
2026	78,000	1,284,000
	$20,779,000	$145,894,000

The Company also has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $126,681,000 which may be deductible for U.S. tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

7.	SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of 500,000,000 common shares without par value. At December 31, 2018 and 2019, there were 186,990,683 and 187,573,671 shares issued and outstanding, respectively.

Share issuances

During the year ended December 31, 2019, the Company issued 121,174 common shares pursuant to the exercise of stock options for total proceeds of $64,254 and transferred related contributed surplus of $51,283 to share capital.

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

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and re-approved by the Company’s shareholders on May 28, 2015 and May 30, 2018 (the “2006 Plan”). The essential elements of the 2006 Plan provide that the aggregate number of common shares of the Company’s capital stock that may be issued pursuant to options granted under the 2006 Plan may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the 2006 Plan have a maximum term of ten years. The exercise price of options granted under the 2006 Plan shall be fixed in compliance with the applicable provisions of the TSX Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

During the year ended December 31, 2019, the Company granted a total of 187,232 incentive stock options to employees of the Company to purchase common shares in the capital stock of the Company at an issue price of C$0.85 per share. Of the total 187,232 stock options granted, 150,000 were granted to Mr. Karl Hanneman, Chief Executive Officer. All of the options vested 100% on the grant date of August 8, 2019 and expire on August 8, 2025.

During the year ended December 31, 2018, the Company granted a total of 420,085 incentive stock options to employees of the Company to purchase common shares in the capital stock of the Company at an issue price of C$0.61 per share. Of the total 420,085 stock options granted, 332,417 were granted to Mr. Karl Hanneman, Chief Executive Officer. All of the options vested 100% on the grant date of March 21, 2018 and expire of March 21, 2024.

A summary of the status of the stock option plan as of December 31, 2019 and 2018 and changes during the fiscal years is presented below:

	Year Ended			Year Ended
	December 31, 2019			December 31, 2018
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)
Balance, beginning of the year	3,655,991	$0.98		4,477,000	$1.03
Granted	187,232	$0.85		420,085	$0.61
Exercised	(121,174)	$0.70		(468,000)	$0.50
Expired	-	-		(269,000)	$2.18
Cancelled	(1,270,000)	$1.06		(504,094)	$0.95
Balance, end of the year	2,452,049	$0.94	$59,734	3,655,991	$0.98	$67,899

The weighted average remaining life of options outstanding at December 31, 2019 was 3.4 years.

Stock options outstanding are as follows:

	December 31, 2019			December 31, 2018
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
February 25, 2022	$1.11	510,000	510,000	$1.11	970,000	970,000
February 25, 2022	$0.73	270,000	270,000	$0.73	360,000	360,000
March 10, 2022	$1.11	120,000	120,000	$1.11	370,000	370,000
March 16, 2023	$1.00	580,000	580,000	$1.00	1,140,000	1,140,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	405,991	405,991
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	166,667
August 8, 2025	$0.85	187,232	187,232	-	-	-
		2,452,049	2,452,049		3,655,991	3,572,658

A summary of the non-vested options as of December 31, 2019 and 2018 and changes during the fiscal years ended December 31, 2019 and 2018 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2017	166,667	$0.40
Granted	420,085	$0.48
Vested	(503,419)	$0.47
Outstanding at December 31, 2018	83,333	$0.40
Granted	187,232	$0.62
Vested	(270,565)	$0.55
Outstanding at December 31, 2019	-	-

At December 31, 2019, there was no unrecognized compensation expense related to non-vested options outstanding.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). On May 24, 2017, at the Company’s Annual General Meeting of Shareholders, the DSU Plan was approved. As at December 31, 2019, the maximum aggregate number of common shares that could be issued under the DSU Plan and the 2006 Plan was 18,757,367, representing 10% of the number of issued and outstanding common shares on that date (on a non-diluted basis). As at December 31, 2019, the Company had stock options to potentially acquire 2,452,049 common shares outstanding under the 2006 Plan (representing approximately 1.31% of the outstanding common shares), leaving up to 16,305,318 common shares available for future grants under the DSU Plan and under the 2006 Plan (combined) based on the number of outstanding common shares as at that date on a non-diluted basis (representing an aggregate of approximately 8.69% of the outstanding common shares).

During the year ended December 31, 2019, in accordance with the Company’s DSU Plan, the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 97,647 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$0.85 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

During the year ended December 31, 2018, in accordance with the Company’s DSU Plan, the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 101,220 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$0.82 per DSU, representing C$83,000 per director or C$581,003 in the aggregate.

The DSUs entitle the holders to receive common shares of the Company’s stock without the payment of any consideration. The DSUs vested immediately upon being granted, but the common shares of stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

DSUs outstanding are as follows:

	Year Ended		Year Ended
	December 31, 2019		December 31, 2018
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)
Balance, beginning of the year	1,356,975	$0.72	648,435	$0.62
Issued	488,235	$0.85	708,540	$0.82
Delivered	(461,814)	$0.71	-	-
Balance, end of the year	1,383,396	$0.77	1,356,975	$0.72

Obligation to issue shares

Following the resignation of director Mark Hamilton on November 6, 2017, the Company recorded an obligation to issue 129,687 DSUs valued at $63,593 (C$80,406). On March 27, 2018, the Company issued the 129,687 common shares in full satisfaction of the obligation.

Share-based payments

During the year ended December 31, 2019, the Company granted 187,232 stock options and 488,235 DSUs for common shares of the Company. Share-based payment compensation for the year ended December 31, 2019 totaled $405,857 ($89,140 related to stock options and $316,717 related to DSUs). Of the total expense for the year ended December 31, 2019, $316,717 was included in consulting fees and $89,140 was included in wages and benefits in the statement of operations and comprehensive loss.

During the year ended December 31, 2018, the Company granted 420,085 stock options and 708,540 DSUs for common shares of the Company. Share-based payment compensation for the year ended December 31, 2018 totaled $603,818 ($189,396 related to stock options and $414,422 related to DSUs). Of the total expense for the year ended December 31, 2018, $414,422 was included in consulting fees, $183,429 was included in wages and benefits and $5,967 was included in investor relations in the statement of operations and comprehensive loss.

The following weighted average assumptions were used for the Black-Scholes option pricing model calculations:

	Year ended December 31, 2019	Year ended December 31, 2018
Expected life of options	6 years	6 years
Risk-free interest rate	1.23%	2.12%
Expected volatility	85.44%	93.67%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$0.85	$0.61

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

8.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2019
Capitalized acquisition costs	$-	$55,375,124	$55,375,124
Property and equipment	7,979	7,455	15,434
Current assets	6,652,289	523,886	7,176,175
Total assets	$6,660,268	$55,906,465	$62,566,733

December 31, 2018
Capitalized acquisition costs	$-	$55,273,432	$55,273,432
Property and equipment	8,191	9,559	17,750
Current assets	9,928,115	504,817	10,432,932
Total assets	$9,936,306	$55,787,808	$65,724,114

	Year ended December 31, 2019	Year ended December 31, 2018
Net loss for the year - Canada	$(1,223,489)	$(682,348)
Net loss for the year - United States	(2,602,918)	(3,509,690)
Net loss for the year	$(3,826,407)	$(4,192,038)

9.	COMMITMENTS

The following table discloses, as of December 31, 2019, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2020	2021	2022	2023	2024	2025 and beyond	Total
Mineral Property Leases(1)	$428,951	$434,185	$439,498	$444,890	$450,363	$455,918	$2,653,805
Mining Claim Government Fees	132,460	132,460	132,460	132,460	132,460	132,460	794,760
Total	$561,411	$566,645	$571,958	$577,350	$582,823	$588,378	$3,448,565

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

10.	RELATED PARTY TRANSACTIONS

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

11.	LEASES

On December 12, 2019, the Company entered into a one-year operating lease agreement (for the lease period of January 1, 2020 through December 31, 2020) of the Fairbanks office. After the initial one-year lease period, the agreement may renew on a month-to-month basis. The Company does not consider any additional renewal periods to be reasonably certain of being exercised and has therefore elected the short-term lease recognition exemption for the office lease. Accordingly, office lease costs will continue to be reported as rent expense on the Consolidated Statements of Operations and Comprehensive Loss and the Company will not recognize a right-of-use model (ROU) asset or lease liability on the Consolidated Balance Sheets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2019, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2019. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2019 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2019 (the “2020 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com. We intend to post on our website any amendments to, or waivers from our Code of Business Conduct and Ethics applicable to senior financial executives.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2020 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2020 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2020 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2020 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

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

(3)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Articles of the Company, as amended on June 11, 2013 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on July 31, 2013 and incorporated herein by reference)

4.1	Form of Common Share Certificate (filed as Exhibit 1 to the Company’s Form 8-A on August 2, 2007 and incorporated herein by reference)

4.2	Investor Rights Agreement, dated December 28, 2016, between International Tower Hill Mines Ltd. and Paulson & Co. Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on January 5, 2017 and incorporated herein by reference)

4.3+	Description of Securities

10.1	Mining Lease with Option to Purchase, dated January 18, 2007, between Talon Gold Alaska Inc. and Bernard E. Griffin, Donna Griffin, Larry Kilgore, Sherry Gerbi, Jerry Griffin, Tim Miller, Lynne Miller, Robert and Marcia Miller (filed as Exhibit 11 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.2**	Upland Mining Lease, effective July 1, 2004, between the Alaska Mental Health Trust Authority and Tower Hill Mines, Inc. (as successor to AngloGold (U.S.A.)) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A on December 10, 2013 and incorporated herein by reference)

10.3	Addendum No. 2 to Upland Mining Lease, effective July 1, 2007, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.4	Addendum No. 3 to Upland Mining Lease, effective January 1, 2010, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.5	Addendum No. 4 to Upland Mining Lease, effective June 27, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.6**	Addendum No. 5 to Upland Mining Lease, effective June 30, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.7*	2006 Stock Option Plan, as amended September 19, 2012 (filed as Exhibit 10.9 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.8*	Form of Stock Option Agreement for use under the 2006 Stock Option Plan (filed as Exhibit 10.10 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.9*	2017 Deferred Share Unit Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 11, 2017 and incorporated herein by reference)

10.10*	Consulting Agreement, dated May 11, 2015, between David A. Cross and International Tower Hill Mines Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.11*	Financial and Accounting Consulting Agreement, dated May 11, 2015, between Cross Davis & Company LLP, Certified General Accountants and International Tower Hill Mines Ltd. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.12*	Amended and Restated Employment Agreement, dated March 12, 2018, between Karl Hanneman and Tower Hill Mines (US) LLC

10.13	Amended and Restated Mining Lease, dated November 22, 2017, between Kasey Leigh Tucker and Tower Hill Mines, Inc. to amend and restate Mining Lease effective as of March 28, 2017, between Ronald Tucker and Talon Gold Alaska, Inc. (filed as Exhibit 10.16 to the Company’s Form 10-K on March 15, 2019 and incorporated herein by reference)

10.14	Subscription Agreement, dated March 13, 2018, between the Company and Electrum Strategic Opportunities Fund II, L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

10.15	Subscription Agreement, dated March 13, 2018, between the Company and Paulson & Co. Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

21.1+	Subsidiaries of the Company

23.1+	Consent of Davidson & Company LLC

24+	Power of Attorney (see signature page)

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2019 and 2018, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018, and (v) the Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement

**	Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

+	Filed or furnished herewith

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

Date: March 10, 2020

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

By:	/s/ Karl L. Hanneman	By:	/s/ Stuart A. Harshaw
	Karl L. Hanneman		Stuart A. Harshaw
	Chief Executive Officer and Director		Director
(Principal Executive Officer)
Date: March 10, 2020
Date: March 10, 2020

By:	/s/ David Cross	By:	/s/ Marcelo Kim
	David Cross		Marcelo Kim
	Chief Financial Officer		Director
(Principal Financial and Accounting Officer)
Date: March 10, 2020
Date: March 10, 2020

By:	/s/ Damola Adamolekun	By:	/s/ Stephen A. Lang
	Damola Adamolekun		Stephen A. Lang
	Director		Director

Date: March 10, 2020		Date: March 10, 2020

By:	/s/ Anton J. Drescher	By:	/s/ Thomas S. Weng
	Anton J. Drescher		Thomas S. Weng
	Director		Director

Date: March 10, 2020		Date: March 10, 2020

