Form 10-Q
period 2020-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2020-05-08
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

As of April 30, 2020, the registrant had 187,573,671 common shares outstanding.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND

INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

International Tower Hill Mines Ltd. (“we”, “us”, “our,” “ITH” or the “Company”) is a mineral exploration company engaged in the acquisition and exploration of mineral properties. As used in this Quarterly Report on Form 10-Q, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves.

“Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian disclosure rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the Livengood Gold Project (the “Livengood Gold Project” or the “Project”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessments on the Project are preliminary in nature and include “inferred mineral resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian disclosure rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such inferred mineral resources at the Project will ever be realized. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” “plans” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

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

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•	the demand for, and level and volatility of the price of gold;
•	conditions in the financial markets generally, the overall sentiment of the markets for public equity, interest rates and currency rates;
•	general business and economic conditions, including the effect of the COVID-19 pandemic on such conditions;
•	government regulation and proposed legislation (and changes thereto or interpretations thereof);
•	defects in title to claims, or the ability to obtain surface rights, either of which could affect the Company’s property rights and claims;
•	the Company’s ability to secure the necessary services and supplies on favorable terms in connection with its programs at the Livengood Gold Project and other activities;
•	the Company’s ability to attract and retain key staff, particularly in connection with the permitting and development of any mine at the Livengood Gold Project;
•	the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;
•	the timing of the ability to commence and complete planned work programs at the Livengood Gold Project;
•	the timing of the receipt of and the terms of the consents, permits and authorizations necessary to carry out exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;
•	the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;
•	the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole; and
•	the continued development of and potential construction of any mine at the Livengood Gold Project property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at March 31, 2020 and December 31, 2019

(Expressed in US Dollars - Unaudited)

	Note	March 31, 2020	December 31, 2019
ASSETS

Current
Cash and cash equivalents		$6,465,665	$6,937,621
Prepaid expenses and other		126,078	238,554
Total current assets		6,591,743	7,176,175

Property and equipment		14,991	15,434
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$61,981,858	$62,566,733

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$55,759	$18,433
Accrued liabilities	5	183,372	317,324

Total liabilities		239,131	335,757

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 187,573,671 shares issued and outstanding at December 31, 2019 and March 31, 2020	6	278,213,801	278,213,801
Contributed surplus		35,069,274	35,069,274
Accumulated other comprehensive income		1,020,677	1,574,011
Deficit		(252,561,025)	(252,626,110)

Total shareholders’ equity		61,742,727	62,230,976

Total liabilities and shareholders’ equity		$61,981,858	$62,566,733

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2020 and 2019

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2020	March 31, 2019
Operating expenses
Consulting fees		$40,419	$43,871
Depreciation		443	579
Insurance		31,224	29,838
Investor relations		10,490	13,916
Mineral property exploration	4	115,420	250,591
Office		7,620	4,812
Other		3,892	3,049
Professional fees		52,120	47,461
Regulatory		61,173	62,813
Rent		33,933	33,933
Travel		2,162	2,957
Wages and benefits	6	154,530	155,751
Total operating expenses		(513,426)	(649,571)

Other income (expenses)
Gain (Loss) on foreign exchange		541,186	(203,538)
Interest income		37,325	32,197
Total other income (expenses)		578,511	(171,341)

Net income (loss) for the period		65,085	(820,912)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		(553,334)	206,025
Total other comprehensive income (loss) for the period		(553,334)	206,025
Comprehensive loss for the period		$(488,249)	$(614,887)

Basic and diluted loss per share		$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted		187,573,671	187,045,309

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Expressed in US Dollars - Unaudited)

	Three-Month Period Ended March 31, 2020
	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2019	187,573,671	$278,213,801	$35,069,274	$1,574,011	$(252,626,110)	$62,230,976
Exchange difference on translating foreign operations	-	-	-	(553,334)	-	(553,334)
Net income (loss)	-	-	-	-	65,085	65,085
Balance, March 31, 2020	187,573,671	$278,213,801	$35,069,274	$1,020,677	$(252,561,025)	$61,742,727

	Three-Month Period Ended March 31, 2019
	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2018	186,990,683	$277,852,672	$34,960,292	$1,162,900	$(248,799,703)	$65,176,161
Stock-based compensation-options	-	-	1,686	-	-	1,686
Exchange difference on translating foreign operations	-	-	-	206,025	-	206,025
Exercise of options	121,174	64,254	-	-	-	64,254
Reallocation from contributed surplus	-	51,283	(51,283)	-	-	-
Net income (loss)	-	-	-	-	(820,912)	(820,912)
Balance, March 31, 2019	187,111,857	$277,968,209	$34,910,695	$1,368,925	$(249,620,615)	$64,627,214

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2020 and 2019

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating Activities
Income (Loss) for the period	$65,085	$(820,912)
Add items not affecting cash:
Depreciation	443	579
Stock-based compensation-option	-	1,686
Changes in non-cash items:
Accounts receivable	108,287	90,701
Prepaid expenses and other	(12,049)	(28,208)
Accounts payable and accrued liabilities	(92,726)	(206,606)
Cash provided by (used) in operating activities	69,040	(962,760)

Financing Activities
Issuance of common shares	-	64,254
Cash provided by financing activities	-	64,254

Effect of foreign exchange on cash	(540,996)	203,793
Decrease in cash and cash equivalents	(471,956)	(694,713)
Cash and cash equivalents, beginning of the period	6,937,621	10,228,964

Cash and cash equivalents, end of the period	$6,465,665	$9,534,251

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Three Months Ended March 31, 2020 and 2019 (Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At March 31, 2020, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at March 31, 2020, the Company had cash and cash equivalents of $6,465,665 compared to $6,937,621 at December 31, 2019. The Company has no revenue generating operations from which it can internally generate funds.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2020 and the results of its operations for the three months then ended. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Three Months Ended March 31, 2020 and 2019 (Expressed in US dollars – Unaudited)

On May 7, 2020, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2019	$55,375,124
Acquisition costs	-
Balance, March 31, 2020	$55,375,124

The following table presents costs incurred for exploration and evaluation activities for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Exploration costs:
Environmental	$36,584	$31,407
Equipment rental	11,639	12,491
Field costs	39,272	40,274
Geological/geophysical	6,286	92,673
Land maintenance and tenure	30,210	44,602
Legal	(8,571)	28,813
Transportation and travel	-	331
Total expenditures for the period	$115,420	$250,591

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the three months ended March 31, 2020 and from the inception of this lease, the Company has paid $Nil and $3,306,615, respectively.

b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the three months ended March 31, 2020 and from the inception of this lease, the Company has paid $Nil and $780,000, respectively.

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company paid $15,000 of royalties during the three months ended March 31, 2020, for a total of $250,000 from the inception of this lease. The Company owns a 40% leasehold interest in the lease.

d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the three months ended March 31, 2020, for a total of $173,000 from the inception of this lease.

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Three Months Ended March 31, 2020 and 2019 (Expressed in US dollars – Unaudited)

Title to mineral properties

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Accrued liabilities	$164,509	$278,644
Accrued salaries and benefits	18,863	38,680
Total accrued liabilities	$183,372	$317,324

Accrued liabilities at March 31, 2020 include accruals for general corporate costs and project costs of $21,108 and $143,401, respectively. Accrued liabilities at December 31, 2019 include accruals for general corporate costs and project costs of $57,114 and $221,530, respectively.

6.	SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of 500,000,000 common shares without par value. At December 31, 2019 and March 31, 2020, there were 187,573,671 shares issued and outstanding.

Share issuances

There were no share issuances during the three months ended March 31, 2020.

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and reapproved by the Company’s shareholders on May 28, 2015 and May 30, 2018 (the “2006 Plan”). The essential elements of the 2006 Plan provide that the aggregate number of common shares of the Company that may be issued pursuant to options granted under the 2006 Plan and any other share-based compensation arrangements may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the 2006 Plan will have a maximum term of ten years. The exercise price of options granted under the 2006 Plan shall be fixed in compliance with the applicable provisions of the Toronto Stock Exchange (“TSX”) Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the 2006 Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the options granted under the 2006 Plan as of March 31, 2020 and December 31, 2019 is presented below:

	Three Months Ended			Year Ended
	March 31, 2020			December 31, 2019
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)

Balance, beginning of the period	2,452,049	$0.94		3,655,991	$0.98
Granted	-	-		187,232	0.85
Exercised	-	-		(121,174)	0.70
Cancelled	-	-		(1,270,000)	1.06
Balance, end of the period	2,452,049	$0.94	$9,100	2,452,049	$0.94	$59,734

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Three Months Ended March 31, 2020 and 2019 (Expressed in US dollars – Unaudited)

The weighted average remaining life of options outstanding at March 31, 2020 was 3.1 years.

Stock options outstanding are as follows:

	March 31, 2020			December 31, 2019
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
February 25, 2022	$1.11	510,000	510,000	$1.11	510,000	510,000
February 25, 2022	$0.73	270,000	270,000	$0.73	270,000	270,000
March 10, 2022	$1.11	120,000	120,000	$1.11	120,000	120,000
March 16, 2023	$1.00	580,000	580,000	$1.00	580,000	580,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
		2,452,049	2,452,049		2,452,049	2,452,049

A summary of the non-vested options as of March 31, 2020 and changes during the three months ended March 31, 2020 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2019	-	-
Vested	-	-
Outstanding at March 31, 2020	-	-

At March 31, 2020, there was no unrecognized compensation expense related to non-vested options outstanding.

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

During the year ended December 31, 2019, the Company granted each of the members of the Board (other than those directors nominated for election by Paulson & Co., Inc.) 97,647 deferred share units (“DSUs”) with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$0.85 per DSU representing C$83,000 per director or C$415,000 in the aggregate. The DSUs entitle the holders to receive common shares of the Company without the payment of any consideration. The DSUs vested immediately upon being granted but the common shares underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Board.

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Three Months Ended March 31, 2020 and 2019 (Expressed in US dollars – Unaudited)

DSUs outstanding are as follows:

	Three Months Ended		Year Ended
	March 31, 2020		December 31, 2019
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)
Balance, beginning of the period	1,383,396	$0.77	1,356,975	$0.72
Issued	-	-	488,235	$0.85
Delivered	-	-	(461,814)	$0.71
Balance, end of the period	1,383,396	$0.77	1,383,396	$0.77

Share-based payments

During the three-month period ended March 31, 2020, there were no stock options granted under the 2006 Plan and no DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended March 31, 2020 totaled $Nil.

During the three-month period ended March 31, 2019, there were no stock options granted under the 2006 Plan and no DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended March 31, 2019 totaled $1,686, which was included in wages and benefits in the statement of operations and comprehensive loss.

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2020
Capitalized acquisition costs	$-	$55,375,124	$55,375,124
Property and equipment	7,942	7,049	14,991
Current assets	6,163,853	427,890	6,591,743
Total assets	$6,171,795	$55,810,063	$61,981,858
December 31, 2019
Capitalized acquisition costs	$-	$55,375,124	$55,375,124
Property and equipment	7,979	7,455	15,434
Current assets	6,652,289	523,886	7,176,175
Total assets	$6,660,268	$55,906,465	$62,566,733

Three months ended	March 31, 2020	March 31, 2019
Net income (loss) for the period – Canada	$413,537	$(346,379)
Net loss for the period – United States	(348,452)	(474,533)
Net income (loss) for the period	$65,085	$(820,912)

INTERNATIONAL TOWER HILL MINES LTD. NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS Three Months Ended March 31, 2020 and 2019 (Expressed in US dollars – Unaudited)

8.	COMMITMENTS

The following table discloses the Company’s contractual obligations as of March 31, 2020, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2020	2021	2022	2023	2024	2025 and beyond	Total
Mineral Property Leases(1)	$393,794	$428,951	$434,185	$439,498	$444,890	$450,363	$2,591,681
Mining Claim Government Fees	132,460	132,460	132,460	132,460	132,460	132,460	794,760
Total	$526,254	$561,411	$566,645	$571,958	$577,350	$582,823	$3,386,441

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

9.	SUBSEQUENT EVENTS

In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. While it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its ultimate effects on the Company’s business, results of operations or ability to raise funds at this time, as of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has not had any material adverse effects on the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. All currency amounts are stated in U.S. dollars unless noted otherwise.

Current Business Activities

General

During the three months ended March 31, 2020 and to the date of this Quarterly Report on Form 10-Q, the Company advanced the work plan associated with the approved 2020 budget of $2.6 million. Metallurgical studies are continuing at SGS Vancouver in an effort to continue to define and refine the Livengood Gold Project’s flowsheet. Approximately 2,000 kg of samples were processed in 2019 to evaluate optimum grind size and to determine whether different recovery parameters should be applied to different areas of the orebody. The engineering firm BBA Inc. (“BBA”) has been retained to continue to guide the metallurgical program. Work continues to advance on the environmental baseline efforts needed to support future permitting.

The Company believes it has sufficient funds to complete the test programs and engineering work currently underway.

Recent Developments

In response to rising gold prices and changing worldwide macroeconomic conditions that are now supportive of accelerating work on the Livengood Gold Project, on May 7, 2020, the Board directed management to prepare an updated pre-feasibility study for the Project. The work is to begin as soon as possible. Due to the ongoing workplace disruptions associated with the COVID-19 pandemic that make scope and schedule estimates difficult at this time, a more definitive timeline and budget for the work will be confirmed in the next few weeks by collaboration with the Company’s network of technical consultants.

Results of Operations

Summary of Quarterly Results

Description	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Net income (loss)	$65,085	$(760,035)	$(858,406)	$(1,387,054)
Basic and diluted net gain (loss) per common share	$0.00	$(0.00)	$(0.01)	$(0.01)

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Net income (loss)	$(820,912)	$(901,767)	$(1,269,636)	$(955,415)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

The Company had a net income of $65,085 for the three months ended March 31, 2020, compared to a net loss of $820,912 for the three months ended March 31, 2019.

Consulting costs were $40,419 for the three months ended March 31, 2020 compared to $43,871 for the three months ended March 31, 2019. The decrease of $3,452 is primarily due to two less members of the Board.

Investor relations costs were $10,490 for the three months ended March 31, 2020 compared to $13,916 for the three months ended March 31, 2019. The decrease of $3,426 is primarily due to increased electronic delivery of annual shareholder meeting materials resulting in lower printing and mailing costs.

Mineral property expenditures were $115,420 for the three months ended March 31, 2020 compared to $250,591 for the three months ended March 31, 2019. The decrease of $135,171 is primarily due to the differences in the scope of technical and baseline environmental work completed during the periods.

Professional fees were $52,120 for the three months ended March 31, 2020 compared to $47,461 for the three months ended March 31, 2019. The increase of $4,659 is primarily due to a variation in timing of audit/tax services.

Share-based payment charges

Share-based payment charges for the three-month periods ended March 31, 2020 and 2019 were allocated as follows:

Expense category:	March 31, 2020	March 31, 2019
Wages and benefits	$-	$1,686
Total	$-	$1,686

Share-based payment charges were $Nil during the three months ended March 31, 2020 compared to $1,686 during the three months ended March 31, 2019. The decrease of $1,686 is mainly the result of the most recent options issued on August 8, 2019 being exercisable upon grant and the DSUs issued on August 8, 2019 being fully vested upon issuance.

Other items amounted to a gain of $578,511 during the three-month period ended March 31, 2020 compared to a loss of $171,341 during the three-month period ended March 31, 2019. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $541,186 during the three-month period ended March 31, 2020 compared to a loss of $203,538 during the three-month period ended March 31, 2019. The average exchange rate during the three-month period ended March 31, 2020 was C$1 to US$0.7443 compared to C$1 to US$0.7522 during the three-month period ended March 31, 2019.

Liquidity Risk and Capital Resources

The Company has no revenue generating operations from which it can internally generate funds. To date, the Company has predominantly financed its ongoing operations through the sale of its equity securities by way of private placements and the subsequent exercise of share purchase and broker warrants and options issued in connection with such private placements. However, the exercise of warrants/options is dependent primarily on the market price and overall market liquidity of the Company’s securities at or near the expiry date of such warrants/options (over which the Company has no control) and therefore there can be no guarantee that any existing warrants/options will be exercised. There are currently no warrants outstanding.

As at March 31, 2020, the Company had cash and cash equivalents of $6,465,665 compared to $6,937,621 at December 31, 2019. The decrease of approximately $0.5 million resulted mainly from expenditures on operating activity.

The Company had no cash flows from financing activities during the three-month period ended March 31, 2020.

Financing activities during the three-month period ended March 31, 2019 included the exercise of stock options. Proceeds of $64,254 were received on the issuance of 121,174 common shares.

The Company had no cash flows from investing activities during the three-month periods ended March 31, 2020 and 2019.

As at March 31, 2020, the Company had working capital of $6,352,612 compared to working capital of $6,840,418 at December 31, 2019. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2020 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the next 12 months.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Contractual Obligations and Commitments

The following table discloses the Company’s contractual obligations as of March 31, 2020, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2020	2021	2022	2023	2024	2025 and beyond	Total
Mineral Property Leases(1)	$393,794	$428,951	$434,185	$439,498	$444,890	$450,363	$2,591,681
Mining Claim Government Fees	132,460	132,460	132,460	132,460	132,460	132,460	794,760
Total	$526,254	$561,411	$566,645	$571,958	$577,350	$582,823	$3,386,441

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2020, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Other than the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors.”

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of coronavirus disease 2019 (“COVID-19”). The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of the population are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. In addition, our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.

It is possible that the continued spread of COVID-19 could also adversely affect our business partners, delay our plans to advance the Livengood Gold Project or cause other unpredictable events. We continue to work with our stakeholders to address this global pandemic responsibly. In addition, we continue to monitor the situation, to assess further possible implications to our business, and to take actions in an effort to mitigate adverse consequences.

We cannot at this time predict the impact of the COVID-19 pandemic, but it could have material adverse effects on our business, financial position, results of operations and/or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2020, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2020

