Form 10-Q
period 2020-06-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2020-08-10
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 187,573,671 common shares outstanding.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” “plans” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to be able to raise the necessary funds to continue operations on acceptable terms, if at all;

•	the preparation, timing, costs, and any anticipated contents of an updated pre-feasibility study for the Livengood Gold Project;

•	the potential for opportunities to improve recovery or further reduce costs at the Livengood Gold Project;

•	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;

•	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Project;

•	the potential for the expansion of the estimated resources at the Livengood Gold Project;

•	the potential for a production decision concerning, and any production at, the Livengood Gold Project;

•	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;

•	the Company’s estimates of the quality and quantity of the resources at the Livengood Gold Project;

•	the timing and cost of any future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom; and

•	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at June 30, 2020 and December 31, 2019

(Expressed in US Dollars - Unaudited)

	Note	June 30, 2020	December 31, 2019
ASSETS

Current
Cash and cash equivalents		$5,490,127	$6,937,621
Prepaid expenses and other		201,601	238,554
Total current assets		5,691,728	7,176,175

Property and equipment		14,550	15,434
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$61,081,402	$62,566,733

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$8,511	$18,433
Accrued liabilities	5	237,724	317,324

Total liabilities		246,235	335,757

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 187,573,671 shares issued and outstanding at December 31, 2019 and June 30, 2020	6	278,213,801	278,213,801
Contributed surplus		35,417,526	35,069,274
Accumulated other comprehensive income		1,251,329	1,574,011
Deficit		(254,047,489)	(252,626,110)

Total shareholders’ equity		60,835,167	62,230,976

Total liabilities and shareholders’ equity		$61,081,402	$62,566,733

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

Subsequent Event (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2020 and 2019

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Six Months Ended
	Note	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating expenses
Consulting fees	6	$340,576	$43,637	$380,995	$87,508
Depreciation		442	579	885	1,158
Insurance		35,662	30,791	66,886	60,629
Investor relations	6	31,558	20,284	42,048	34,200
Mineral property exploration	4	536,603	911,947	652,023	1,162,538
Office		6,107	6,221	13,727	11,033
Other		5,190	4,532	9,082	7,581
Professional fees		37,040	44,656	89,160	92,117
Regulatory		19,083	21,620	80,256	84,433
Rent		33,939	33,931	67,872	67,864
Travel		3,599	5,138	5,761	8,095
Wages and benefits	6	230,203	176,777	384,733	332,528
Total operating expenses		(1,280,002)	(1,300,113)	(1,793,428)	(1,949,684)

Other income (expenses)
(Loss)/gain on foreign exchange		(225,095)	(159,708)	316,091	(363,246)
Interest income		13,341	49,036	50,666	81,233
Other income		5,292	23,731	5,292	23,731
Total other income (expenses)		(206,462)	(86,941)	372,049	(258,282)

Net loss for the period		(1,486,464)	(1,387,054)	(1,421,379)	(2,207,966)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		230,652	160,694	(322,682)	366,719
Total other comprehensive income (loss) for the period		230,652	160,694	(322,682)	366,719
Comprehensive loss for the period		$(1,255,812)	$(1,226,360)	$(1,744,061)	$(1,841,247)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		187,573,671	187,238,729	187,573,671	187,142,553

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2020 and 2019

(Expressed in US Dollars - Unaudited)

	Six-Month Period Ended June 30, 2020
	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2019	187,573,671	$278,213,801	$35,069,274	$1,574,011	$(252,626,110)	$62,230,976
Stock-based compensation-options	-	-	53,635	-	-	53,635
Stock-based compensation-DSUs	-	-	294,617	-	-	294,617
Exchange difference on translating foreign operations	-	-	-	(322,682)	-	(322,682)
Net loss	-	-	-	-	(1,421,379)	(1,421,379)
Balance, June 30, 2020	187,573,671	$278,213,801	$35,417,526	$1,251,329	$(254,047,489)	$60,835,167

	Three-Month Period Ended June 30, 2020
	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, March 31, 2020	187,573,671	$278,213,801	$35,069,274	$1,020,677	$(252,561,025)	$61,742,727
Stock-based compensation-options	-	-	53,635	-	-	53,635
Stock-based compensation-DSUs	-	-	294,617	-	-	294,617
Exchange difference on translating foreign operations	-	-	-	230,652	-	230,652
Net loss	-	-	-	-	(1,486,464)	(1,486,464)
Balance, June 30, 2020	187,573,671	$278,213,801	$35,417,526	$1,251,329	$(254,047,489)	$60,835,167

	Six-Month Period Ended June 30, 2019
	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2018	186,990,683	$277,852,672	$34,960,292	$1,162,900	$(248,799,703)	$65,176,161
Stock-based compensation-options	-	-	1,686	-	-	1,686
Exchange difference on translating foreign operations	-	-	-	366,719	-	366,719
Share issuance	461,814	245,592	(245,592)	-	-	-
Exercise of options	121,174	64,254	-	-	-	64,254
Reallocation from contributed surplus	-	51,283	(51,283)	-	-	-
Net loss	-	-	-	-	(2,207,966)	(2,207,966)
Balance, June 30, 2019	187,573,671	$278,213,801	$34,665,103	$1,529,619	$(251,007,669)	$63,400,854

	Three-Month Period Ended June 30, 2019
	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, March 31, 2019	187,111,857	$277,968,209	$34,910,695	$1,368,925	$(249,620,615)	$64,627,214
Exchange difference on translating foreign operations	-	-	-	160,694	-	160,694
Share issuance	461,814	245,592	(245,592)	-	-	-
Net loss	-	-	-	-	(1,387,054)	(1,387,054)
Balance, June 30, 2019	187,573,671	$278,213,801	$34,665,103	$1,529,619	$(251,007,669)	$63,400,854

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2020 and 2019

(Expressed in US Dollars - Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating Activities
Loss for the period	$(1,421,379)	$(2,207,966)
Add items not affecting cash:
Depreciation	885	1,158
Stock-based compensation-option	53,635	1,686
Stock-based compensation-DSU	294,617	-
Changes in non-cash items:
Accounts receivable	103,194	48,874
Prepaid expenses and other	(75,260)	(58,476)
Accounts payable and accrued liabilities	(87,358)	(106,678)
Cash used in operating activities	(1,131,666)	(2,321,402)

Financing Activities
Issuance of common shares	-	64,254
Cash provided by financing activities	-	64,254
Investing Activities
Capitalized acquisition costs	-	(31,819)
Cash used in investing financing activities	-	(31,819)
Effect of foreign exchange on cash	(315,828)	362,182
Decrease in cash and cash equivalents	(1,447,494)	(1,926,785)
Cash and cash equivalents, beginning of the period	6,937,621	10,228,964

Cash and cash equivalents, end of the period	$5,490,127	$8,302,179

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2020 and 2019

(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At June 30, 2020, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at June 30, 2020, the Company had cash and cash equivalents of $5,490,127 compared to $6,937,621 at December 31, 2019. The Company has no revenue generating operations from which it can internally generate funds.

The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project and the development of any mine that may be determined to be built at the Livengood Gold Project. There is no assurance that the Company will make a decision to build a mine at the Livengood Gold Project and, if so, that it will be able to obtain the additional financing required on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes pursuing a future strategic alliance to assist in further development, permitting and future construction costs, although there can be no assurance that any such strategic alliance will, in fact, be realized.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2020 and the results of its operations for the six months then ended. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2020 and 2019

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

On August 7, 2020, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2019	$55,375,124
Acquisition costs	-
Balance, June 30, 2020	$55,375,124

The following table presents costs incurred for exploration and evaluation activities for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Exploration costs:
Aircraft services	$-	$4,351
Environmental	80,189	82,216
Equipment rental	23,363	36,119
Field costs	49,942	50,604
Geological/geophysical	54,906	505,061
Land maintenance and tenure	425,212	438,827
Legal	12,947	39,936
Transportation and travel	5,464	5,424
Total expenditures for the period	$652,023	$1,162,538

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2020 and 2019

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

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the six months ended June 30, 2020 and from the inception of this lease, the Company has paid $344,553 and $3,651,168, respectively.

b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the six months ended June 30, 2020 and from the inception of this lease, the Company has paid $50,000 and $830,000, respectively.

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company paid $15,000 of royalties during the six months ended June 30, 2020, for a total of $250,000 from the inception of this lease. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2020 and 2019

(Expressed in US dollars – Unaudited)

d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the six months ended June 30, 2020, for a total of $173,000 from the inception of this lease.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Accrued liabilities	$204,003	$278,644
Accrued salaries and benefits	33,721	38,680
Total accrued liabilities	$237,724	$317,324

Accrued liabilities at June 30, 2020 include accruals for general corporate costs and project costs of $37,684 and $166,319, respectively. Accrued liabilities at December 31, 2019 include accruals for general corporate costs and project costs of $57,114 and $221,530, respectively.

6.	SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of 500,000,000 common shares without par value. At December 31, 2019 and June 30, 2020, there were 187,573,671 shares issued and outstanding.

Share issuances

There were no share issuances during the six months ended June 30, 2020.

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and reapproved by the Company’s shareholders on May 28, 2015 and May 30, 2018 (the “Stock Option Plan”). The essential elements of the Stock Option Plan provide that the aggregate number of common shares of the Company that may be issued pursuant to options granted under the Stock Option Plan and any other share-based compensation arrangements may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the Stock Option Plan will have a maximum term of ten years. The exercise price of options granted under the Stock Option Plan shall be fixed in compliance with the applicable provisions of the Toronto Stock Exchange (“TSX”) Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Stock Option Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the options granted under the Stock Option Plan as of June 30, 2020 and December 31, 2019 is presented below:

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2020 and 2019

(Expressed in US dollars – Unaudited)

	Six Months Ended			Year Ended
	June 30, 2020			December 31, 2019
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)
Balance, beginning of the period	2,452,049	$0.94		3,655,991	$0.98
Granted	255,000	0.92		187,232	0.85
Exercised	-	-		(121,174)	0.70
Cancelled	-	-		(1,270,000)	1.06
Balance, end of the period	2,707,049	$0.94	$4,046,844	2,452,049	$0.94	$59,734

The weighted average remaining life of options outstanding at June 30, 2020 was 3.1 years.

Stock options outstanding are as follows:

	June 30, 2020			December 31, 2019
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
February 25, 2022	$1.11	510,000	510,000	$1.11	510,000	510,000
February 25, 2022	$0.73	270,000	270,000	$0.73	270,000	270,000
March 10, 2022	$1.11	120,000	120,000	$1.11	120,000	120,000
March 16, 2023	$1.00	580,000	580,000	$1.00	580,000	580,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	85,000	-	-	-
		2,707,049	2,537,049		2,452,049	2,452,049

A summary of the non-vested options as of June 30, 2020 and changes during the six months ended June 30, 2020 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2019	-	$-
Granted	255,000	$0.76
Vested	(85,000)	$0.76
Outstanding at June 30, 2020	170,000	$0.76

At June 30, 2020, there was unrecognized compensation expense of C$120,533 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.42 years.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2020 and 2019

(Expressed in US dollars – Unaudited)

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). The DSU Plan was approved by the Company’s shareholders on May 24, 2017 and reapproved by the Company’s shareholders on May 27, 2020. The maximum aggregate number of common shares that may be issued under the DSU Plan and the Stock Option Plan is 10% of the number of issued and outstanding common shares (on a non-diluted basis).

During the six months ended June 30, 2020, the Company granted each of the members of the Board (other than those directors nominated for election by Paulson & Co., Inc.) 90,217 deferred share units (“DSUs”) with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$0.92 per DSU, representing C$83,000 per director or C$415,000 in the aggregate. The DSUs entitle the holders to receive common shares of the Company without the payment of any consideration. The DSUs vested immediately upon being granted but the common shares underlying the DSUs are not deliverable to the holder until the holder is no longer serving on the Board.

DSUs outstanding are as follows:

	Six Months Ended		Year Ended
	June 30, 2020		December 31, 2019
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)
Balance, beginning of the period	1,383,396	$0.77	1,356,975	$0.72
Issued	451,085	$0.92	488,235	$0.85
Delivered	-	-	(461,814)	$0.71
Balance, end of the period	1,834,481	$0.81	1,383,396	$0.77

Share-based payments

During the six-month period ended June 30, 2020, there were 255,000 stock options granted under the Stock Option Plan and 451,085 DSUs granted under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2020 totaled $348,252 ($53,635 related to stock options and $294,617 related to DSUs). Of the total expense for the period ended June 30, 2020, $300,927 was included in consulting fees ($6,310 related to stock options and $294,617 related to DSUs), $3,155 was included in investor relations, and $44,170 was included in wages and benefits in the statement of operations and comprehensive loss.

During the six-month period ended June 30, 2019, there were no stock options granted under the Stock Option Plan and no DSUs granted under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2019 totaled $1,686, which was included in wages and benefits in the statement of operations and comprehensive loss.

YTD June 30, 2020
Expected life of options	6 years
Risk-free interest rate	0.40%
Annualized volatility	80.92%
Dividend rate	0.00%
Exercise price (C$)	$0.92

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2020 and 2019

(Expressed in US dollars – Unaudited)

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
June 30, 2020
Capitalized acquisition costs	$-	$55,375,124	$55,375,124
Property and equipment	7,907	6,643	14,550
Current assets	5,116,493	575,235	5,691,728
Total assets	$5,124,400	$55,957,002	$61,081,402
December 31, 2019
Capitalized acquisition costs	$-	$55,375,124	$55,375,124
Property and equipment	7,979	7,455	15,434
Current assets	6,652,289	523,886	7,176,175
Total assets	$6,660,268	$55,906,465	$62,566,733

Three months ended	June 30, 2020	June 30, 2019
Net loss for the period – Canada	$(701,159)	$(255,125)
Net loss for the period – United States	(785,305)	(1,131,929)
Net loss for the period	$(1,486,464)	$(1,387,054)

Six months ended	June 30, 2020	June 30, 2019
Net loss for the period – Canada	$(287,621)	$(601,504)
Net loss for the period – United States	(1,133,758)	(1,606,462)
Net loss for the period	$(1,421,379)	$(2,207,966)

8.	COMMITMENTS

The following table discloses the Company’s contractual obligations as of June 30, 2020, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2020	2021	2022	2023	2024	2025 and beyond	Total
Mineral Property Leases(1)	$-	$428,951	$434,185	$439,498	$444,890	$450,363	$2,197,887
Mining Claim Government Fees	132,460	132,460	132,460	132,460	132,460	132,460	794,760
Total	$132,460	$561,411	$566,645	$571,958	$577,350	$582,823	$2,992,647

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2020 and 2019

(Expressed in US dollars – Unaudited)

9.	SUBSEQUENT EVENT

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

Current Business Activities

General

In response to rising gold prices and changing worldwide macroeconomic conditions that are now supportive of accelerating work on the Livengood Gold Project, on May 7, 2020, the Board directed management to prepare an updated pre-feasibility study (“PFS”) for the Project.

Recent Developments

On July 15, 2020, the Company announced that it had finalized the key contracts for completion of the previously announced PFS on the Livengood Gold Project and expected to release the details of the PFS and the associated NI 43-101 Technical Report in October 2021. The comprehensive study will incorporate work that has been done since the last NI 43-101 report was completed to further de-risk and identify the optimal project configuration. The Company has engaged BBA, Inc. in Montreal as its lead consultant and has retained Whittle Consulting, Resource Modeling, Inc., and NewFields Companies, LLC to provide specialized technical support. The estimated cost of the updated PFS through October 2021 is $3.8 million.

Results of Operations

Summary of Quarterly Results

Description	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Net income (loss)	$(1,486,464)	$65,085	$(760,035)	$(858,406)
Basic and diluted net gain (loss) per common share	$(0.01)	$0.00	$(0.00)	$(0.01)

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Net income (loss)	$(1,387,054)	$(820,912)	$(901,767)	$(1,269,636)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

The Company had a net loss of $1,486,464 for the three months ended June 30, 2020, compared to a net loss of $1,387,054 for the three months ended June 30, 2019.

Excluding share-based costs of $300,927, consulting costs were $39,649 for the three months ended June 30, 2020 compared to $43,637 for the three months ended June 30, 2019. The decrease of $3,988 is primarily due to two less members of the Board.

Insurance costs were $35,662 for the three months ended June 30, 2020 compared to $30,791 for the three months ended June 30, 2019. The increase of $4,871 is primarily due to premium increases.

Excluding share-based costs of $3,155, investor relations costs were $28,403 for the three months ended June 30, 2020 compared to $20,284 for the three months ended June 30, 2019. The increase of $8,119 is primarily due an investor conference ($5,500) and increased printing and mailing costs for annual shareholder meeting materials ($2,619).

Mineral property expenditures were $536,603 for the three months ended June 30, 2020 compared to $911,947 for the three months ended June 30, 2019. The decrease of $375,344 is primarily due to the differences in the scope of technical and baseline environmental work completed during the periods.

Professional fees were $37,040 for the three months ended June 30, 2020 compared to $44,656 for the three months ended June 30, 2019. The decrease of $7,616 is primarily due to a variation in timing of audit/tax services.

Excluding share-based costs of $44,170, wages and benefits were $186,033 for the three months ended June 30, 2020 compared to $176,777 for the three months ended June 30, 2019. The increase of $9,256 is primarily due to a variation in timing of employee benefits.

Share-based payment charges

Share-based payment charges for the three-month periods ended June 30, 2020 and 2019 were allocated as follows:

Expense category:	June 30, 2020	June 30, 2019
Consulting	$300,927	$-
Investor relations	3,155	-
Wages and benefits	44,170	-
Total	$348,252	$-

Share-based payment charges were $348,252 during the three months ended June 30, 2020 compared to $Nil during the three months ended June 30, 2019. The increase is mainly the result of the most recent options issued on May 27, 2020 being one third exercisable upon grant ($53,635) and the DSUs issued on May 27, 2020 being fully vested upon issuance ($294,617).

Other items amounted to a loss of $206,462 during the three-month period ended June 30, 2020 compared to a loss of $86,941 during the three-month period ended June 30, 2019. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $225,095 during the three-month period ended June 30, 2020 compared to a loss of $159,708 during the three-month period ended June 30, 2019. The average exchange rate during the three-month period ended June 30, 2020 was C$1 to US$0.7221 compared to C$1 to US$0.7476 during the three-month period ended June 30, 2019. Interest income was $13,341 for the three-month period ended June 30, 2020 compared to $49,036 for the three-month period ended June 30, 2019. The decrease of $35,695 is primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

The Company had a net loss of $1,421,379 for the six months ended June 30, 2020, compared to a net loss of $2,207,966 for the six months ended June 30, 2019.

Excluding share-based costs of $300,927, consulting costs were $80,068 for the six months ended June 30, 2020 compared to $87,508 for the six months ended June 30, 2019. The decrease of $7,440 is primarily due to two less members of the Board.

Insurance costs were $66,886 for the six months ended June 30, 2020 compared to $60,629 for the six months ended June 30, 2019. The increase of $6,257 is primarily due to premium increases.

Excluding share-based costs of $3,155, investor relations costs were $38,893 for the six months ended June 30, 2020 compared to $34,200 for the six months ended June 30, 2019. The increase of $4,693 is primarily due to an investor conference.

Mineral property expenditures were $652,023 for the six months ended June 30, 2020 compared to $1,162,538 for the six months ended June 30, 2019. The decrease of $510,515 is primarily due to the differences in the scope of technical and baseline environmental work completed during the periods.

Excluding share-based costs of $44,170, wages and benefits were $340,563 for the six months ended June 30, 2020 compared to $330,841 for the six months ended June 30, 2019. The increase of $9,722 is primarily due to a variation in timing of employee benefits.

Share-based payment charges

Share-based payment charges for the six-month periods ended June 30, 2020 and 2019 were allocated as follows:

Expense category:	June 30, 2020	June 30, 2019
Consulting	$300,927	$-
Investor relations	3,155	-
Wages and benefits	44,170	1,686
Total	$348,252	$1,686

Share-based payment charges were $348,252 during the six months ended June 30, 2020 compared to $1,686 during the six months ended June 30, 2019. The increase is mainly the result of the most recent options issued on May 27, 2020 being one third exercisable upon grant ($53,635) and the DSUs issued on May 27, 2020 being fully vested upon issuance ($294,617).

Other items amounted to a gain of $372,049 during the six-month period ended June 30, 2020 compared to a loss of $258,282 during the six-month period ended June 30, 2019. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $316,091 during the six-month period ended June 30, 2020 compared to a loss of $363,246 during the six-month period ended June 30, 2019. The average exchange rate during the six-month period ended June 30, 2020 was C$1 to US$0.7332 compared to C$1 to US$0.7499 during the six-month period ended June 30, 2019. Interest income was $50,666 for the six-month period ended June 30, 2020 compared to $81,233 for the six-month period ended June 30, 2019. The decrease of $30,567 is primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate.

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

As at June 30, 2020, the Company had cash and cash equivalents of $5,490,127 compared to $6,937,621 at December 31, 2019. The decrease of approximately $1.4 million resulted mainly from expenditures on operating activity of approximately $1.1 million and a negative foreign currency transaction impact of approximately $0.3 million.

The Company had no cash flows from financing activities during the six-month period ended June 30, 2020.

Financing activities during the six-month period ended June 30, 2019 included the exercise of stock options. Proceeds of $64,254 were received on the issuance of 121,174 common shares.

The Company had no cash flows from investing activities during the six-month period ended June 30, 2020.

Investing activities during the six-month period ended June 30, 2019 was comprised of the capitalized acquisition costs of $31,819 for land acquisitions that closed in the second quarter.

As at June 30, 2020, the Company had working capital of $5,445,493 compared to working capital of $6,840,418 at December 31, 2019. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2020 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the next 12 months.

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

Contractual Obligations and Commitments

The following table discloses the Company’s contractual obligations as of June 30, 2020, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2020	2021	2022	2023	2024	2025 and beyond	Total
Mineral Property Leases(1)	$-	$428,951	$434,185	$439,498	$444,890	$450,363	$2,197,887
Mining Claim Government Fees	132,460	132,460	132,460	132,460	132,460	132,460	794,760
Total	$132,460	$561,411	$566,645	$571,958	$577,350	$582,823	$2,992,647

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2020, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

It is possible that the continued spread of COVID-19 could also adversely affect our business partners, delay our plans to advance the Livengood Gold Project or prepare an updated pre-feasibility study for the Project, or cause other unpredictable events. We continue to work with our stakeholders to address this global pandemic responsibly. In addition, we continue to monitor the situation, to assess further possible implications to our business, and to take actions in an effort to mitigate adverse consequences.

We cannot at this time predict the impact of the COVID-19 pandemic, but it could have material adverse effects on our business, financial position, results of operations and/or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six-month period ended June 30, 2020, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman

Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020

By:	/s/ David Cross

David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 10, 2020