Form 10-Q
period 2020-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2020-11-06
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 30, 2020, the registrant had 194,908,184 common shares outstanding.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” “plans” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to be able to raise the necessary funds to continue operations on acceptable terms, if at all;

•	the preparation, timing, costs, and any anticipated contents of an updated pre-feasibility study (“PFS”) for the Livengood Gold Project, including the ability to incorporate work done since the April 2017 NI 43-101 report and further de-risk and identify the optimal project configuration for the Livengood Gold Project;

•	the potential to improve the block model or production schedule at the Livengood Gold Project;

•	the potential for opportunities to improve recovery or further reduce costs at the Livengood Gold Project;

•	the Company’s ability to potentially include the results of its optimization process in the PFS or any future financial analysis of the Project and the estimated cost of such optimization process;

•	the Company’s ability to carry forward and incorporate into future engineering studies of the Livengood Gold Project updated mine design, production schedule and recovery concepts identified during the optimization process;

•	the Company’s potential to carry out an engineering phase that will evaluate and optimize the Livengood Gold Project configuration and capital and operating expenses, including determining the optimum scale for the Livengood Gold Project;

•	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;

•	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Livengood Gold Project;

•	the potential for the expansion of the estimated resources at the Livengood Gold Project;

•	the potential for a production decision concerning, and any production at, the Livengood Gold Project;

•	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;

•	the Company’s estimates of the quality and quantity of the resources at the Livengood Gold Project;

•	the timing and cost of any future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom;

•	the expected levels of overhead expenses; and

•	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others:

•	the demand for, and level and volatility of the price of gold;

•	conditions in the financial markets generally, the overall sentiment of the markets for public equity, interest rates and currency rates;

•	general business and economic conditions, including the effect of the COVID-19 pandemic on such conditions;

•	government regulation and proposed legislation (and changes thereto or interpretations thereof);

•	defects in title to claims, or the ability to obtain surface rights, either of which could affect the Company’s property rights and claims;

•	the Company’s ability to secure the necessary services and supplies on favorable terms in connection with its programs at the Livengood Gold Project and other activities;

•	the Company’s ability to attract and retain key staff, particularly in connection with the permitting and development of any mine at the Livengood Gold Project;

•	the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;

•	the timing of the ability to commence and complete planned work programs at the Livengood Gold Project;

•	delays or unanticipated issues in updating the PFS for the Livengood Gold Project;

•	the timing of the receipt of and the terms of the consents, permits and authorizations necessary to carry out exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;

•	the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;

•	the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole; and

•	the continued development of and potential construction of any mine at the Livengood Gold Project property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at September 30, 2020 and December 31, 2019

(Expressed in US Dollars - Unaudited)

	Note	September 30, 2020	December 31, 2019
ASSETS

Current
Cash and cash equivalents		$13,768,843	$6,937,621
Prepaid expenses and other		158,765	238,554
Total current assets		13,927,608	7,176,175

Property and equipment		14,106	15,434
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$69,316,838	$62,566,733

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$335,360	$18,433
Accrued liabilities	5	468,755	317,324

Total liabilities		804,115	335,757

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 187,573,671 and 194,104,944 shares issued and outstanding at December 31, 2019 and September 30, 2020, respectively	6	287,050,971	278,213,801
Contributed surplus		35,435,959	35,069,274
Accumulated other comprehensive income		1,175,045	1,574,011
Deficit		(255,149,252)	(252,626,110)

Total shareholders’ equity		68,512,723	62,230,976

Total liabilities and shareholders’ equity		$69,316,838	$62,566,733

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

Subsequent Event (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2020 and 2019

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating expenses
Consulting fees	6	$42,175	$353,478	$423,170	$440,986
Depreciation		443	579	1,328	1,737
Insurance		37,913	31,378	104,799	92,007
Investor relations	6	7,193	1,723	49,241	35,923
Mineral property exploration	4	718,541	179,692	1,370,564	1,342,230
Office		4,976	7,059	18,703	18,092
Other		3,905	3,685	12,987	11,266
Professional fees		74,029	54,720	163,189	146,837
Regulatory		59,065	52,118	139,321	136,551
Rent		33,943	33,937	101,815	101,801
Travel		14,425	17,264	20,186	25,359
Wages and benefits	6	190,665	257,279	575,398	589,807
Total operating expenses		(1,187,273)	(992,912)	(2,980,701)	(2,942,596)

Other income (expenses)
(Loss)/gain on foreign exchange		73,542	82,426	389,633	(280,820)
Interest income		11,968	44,880	62,634	126,113
Other income		-	7,200	5,292	30,931
Total other income (expenses)		85,510	134,506	457,559	(123,776)

Net loss for the period		(1,101,763)	(858,406)	(2,523,142)	(3,066,372)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		(76,284)	(101,570)	(398,966)	265,149
Total other comprehensive income (loss) for the period		(76,284)	(101,570)	(398,966)	265,149
Comprehensive loss for the period		$(1,178,047)	$(959,976)	$(2,922,108)	$(2,801,223)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		189,497,956	187,573,671	188,219,781	187,287,838

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2020 and 2019

(Expressed in US Dollars - Unaudited)

	Nine-Month Period Ended September 30, 2020
	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2019	187,573,671	$278,213,801	$35,069,274	$1,574,011	$(252,626,110)	$62,230,976
Stock-based compensation-options	-	-	72,068	-	-	72,068
Stock-based compensation-DSUs	-	-	294,617	-	-	294,617
Exchange difference on translating foreign operations	-	-	-	(398,966)	-	(398,966)
Share issuance	6,531,273	9,164,024	-	-	-	9,164,024
Share issuance costs	-	(326,854)	-	-	-	(326,854)
Net loss	-	-	-	-	(2,523,142)	(2,523,142)
Balance, September 30, 2020	194,104,944	$287,050,971	$35,435,959	$1,175,045	$(255,149,252)	$68,512,723

	Three-Month Period Ended September 30, 2020
	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, June 30, 2020	187,573,671	$278,213,801	$35,417,526	$1,251,329	$(254,047,489)	$60,835,167
Stock-based compensation-options	-	-	18,433	-	-	18,433
Exchange difference on translating foreign operations	-	-	-	(76,284)	-	(76,284)
Share issuance	6,531,273	9,164,024	-	-	-	9,164,024
Share issuance costs	-	(326,854)	-	-	-	(326,854)
Net loss	-	-	-	-	(1,101,763)	(1,101,763)
Balance, September 30, 2020	194,104,944	$287,050,971	$35,435,959	$1,175,045	$(255,149,252)	$68,512,723

	Nine-Month Period Ended September 30, 2019
	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2018	186,990,683	$277,852,672	$34,960,292	$1,162,900	$(248,799,703)	$65,176,161
Stock-based compensation-options	-	-	89,140	-	-	89,140
Stock-based compensation-DSUs	-	-	316,717	-	-	316,717
Exchange difference on translating foreign operations	-	-	-	265,149	-	265,149
Share issuance	461,814	245,592	(245,592)	-	-	-
Exercise of options	121,174	64,254	-	-	-	64,254
Reallocation from contributed surplus	-	51,283	(51,283)	-	-	-
Net loss	-	-	-	-	(3,066,372)	(3,066,372)
Balance, September 30, 2019	187,573,671	$278,213,801	$35,069,274	$1,428,049	$(251,866,075)	$62,845,049

	Three-Month Period Ended September 30, 2019
	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, June 30, 2019	187,573,671	$278,213,801	$34,665,103	$1,529,619	$(251,007,669)	$63,400,854
Stock-based compensation-options	-	-	87,454	-	-	87,454
Stock-based compensation-DSUs	-	-	316,717	-	-	316,717
Exchange difference on translating foreign operations	-	-	-	(101,570)	-	(101,570)
Net loss	-	-	-	-	(858,406)	(858,406)
Balance, September 30, 2019	187,573,671	$278,213,801	$35,069,274	$1,428,049	$(251,866,075)	$62,845,049

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2020 and 2019

(Expressed in US Dollars - Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Operating Activities
Loss for the period	$(2,523,142)	$(3,066,372)
Add items not affecting cash:
Depreciation	1,328	1,737
Stock-based compensation-option	72,068	89,140
Stock-based compensation-DSU	294,617	316,717
Changes in non-cash items:
Accounts receivable	93,448	13,553
Prepaid expenses and other	(18,705)	(9,750)
Accounts payable and accrued liabilities	341,619	(269,642)
Cash used in operating activities	(1,738,767)	(2,924,617)

Financing Activities
Issuance of common shares	9,164,024	64,254
Share issuance costs	(198,464)	-
Cash provided by financing activities	8,965,560	64,254
Investing Activities
Capitalized acquisition costs	-	(101,692)
Cash used in investing financing activities	-	(101,692)
Effect of foreign exchange on cash	(395,571)	261,924
Change in cash and cash equivalents	6,831,222	(2,700,131)
Cash and cash equivalents, beginning of the period	6,937,621	10,228,964

Cash and cash equivalents, end of the period	$13,768,843	$7,528,833
Supplementary Disclosures:

Non-cash investing and financing transactions
Share issuance costs in accounts payable	119,916	-
Share issuance costs in accrued liabilities	8,474	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2020 and 2019

(Expressed in US dollars – Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2300-1177 West Hastings Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At September 30, 2020, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at September 30, 2020, the Company had cash and cash equivalents of $13,768,843 compared to $6,937,621 at December 31, 2019. The Company has no revenue generating operations from which it can internally generate funds.

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

COVID-19 Pandemic

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

2.            BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2020 and the results of its operations for the nine months then ended. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2020 and 2019

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

On November 5, 2020, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

4.	CAPITALIZED ACQUISITION COSTS

The Company had the following activity related to capitalized acquisition costs:

Capitalized acquisition costs	Amount
Balance, December 31, 2019	$55,375,124
Acquisition costs	-
Balance, September 30, 2020	$55,375,124

The following table presents costs incurred for exploration and evaluation activities for the nine months ended September 30, 2020 and 2019:

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2020 and 2019

(Expressed in US dollars – Unaudited)

	September 30, 2020	September 30, 2019
Exploration costs:
Aircraft services	$-	$4,350
Environmental	135,782	131,160
Equipment rental	39,675	57,876
Field costs	57,529	63,375
Geological/geophysical	523,768	496,763
Land maintenance and tenure	521,416	534,773
Legal	84,535	47,725
Transportation and travel	7,859	6,208
Total expenditures for the period	$1,370,564	$1,342,230

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the nine months ended September 30, 2020 and from the inception of this lease, the Company has paid $344,553 and $3,651,168, respectively.

b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the nine months ended September 30, 2020 and from the inception of this lease, the Company has paid $50,000 and $830,000, respectively.

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company paid $15,000 of royalties during the nine months ended September 30, 2020, for a total of $250,000 from the inception of this lease. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2020 and 2019

(Expressed in US dollars – Unaudited)

d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the nine months ended September 30, 2020, for a total of $173,000 from the inception of this lease.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Accrued liabilities	$439,683	$278,644
Accrued salaries and benefits	29,072	38,680
Total accrued liabilities	$468,755	$317,324

Accrued liabilities at September 30, 2020 include accruals for general corporate costs and project costs of $93,466 and $346,217, respectively. Accrued liabilities at December 31, 2019 include accruals for general corporate costs and project costs of $57,114 and $221,530, respectively.

6.	SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of 500,000,000 common shares without par value. At December 31, 2019 and September 30, 2020, there were 187,573,671 and 194,104,944 shares issued and outstanding, respectively.

Share issuances

On August 31, 2020, the Company entered into an At Market Issuance Sales Agreement (the “sales agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company was entitled, at its discretion and from time-to-time during the term of the sales agreement, to sell through B. Riley such number of common shares of the Company as would result in aggregate gross proceeds to the Company of up to $10.3 million (the “Offering”). No offers or sales of common shares were made in Canada through the facilities of the Toronto Stock Exchange (“TSX”) or other trading markets.

As of September 30, 2020, the Company had issued an aggregate of 6,531,273 common shares under the sales agreement at an average price of $1.40 for gross proceeds of $9.2 million.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2020 and 2019

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

A summary of the options granted under the Stock Option Plan as of September 30, 2020 and December 31, 2019 is presented below:

	Nine Months Ended			Year Ended
	September 30, 2020			December 31, 2019
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)
Balance, beginning of the period	2,452,049	$0.94		3,655,991	$0.98
Granted	255,000	0.92		187,232	0.85
Exercised	-	-		(121,174)	0.70
Cancelled	-	-		(1,270,000)	1.06
Balance, end of the period	2,707,049	$0.94	$2,124,839	2,452,049	$0.94	$59,734

The weighted average remaining life of options outstanding at September 30, 2020 was 2.9 years.

Stock options outstanding are as follows:

	September 30, 2020			December 31, 2019
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
February 25, 2022	$1.11	510,000	510,000	$1.11	510,000	510,000
February 25, 2022	$0.73	270,000	270,000	$0.73	270,000	270,000
March 10, 2022	$1.11	120,000	120,000	$1.11	120,000	120,000
March 16, 2023	$1.00	580,000	580,000	$1.00	580,000	580,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	85,000	-	-	-
		2,707,049	2,537,049		2,452,049	2,452,049

A summary of the non-vested options as of September 30, 2020 and changes during the nine months ended September 30, 2020 is as follows:

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2020 and 2019

(Expressed in US dollars – Unaudited)

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2019	-	$-
Granted	255,000	$0.76
Vested	(85,000)	$0.76
Outstanding at September 30, 2020	170,000	$0.76

At September 30, 2020, there was unrecognized compensation expense of C$95,981 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.2 years.

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

During the nine months ended September 30, 2020, the Company granted each of the members of the Board (other than those directors nominated for election by Paulson 90,217 deferred share units (“DSUs”) with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$0.92 per DSU, representing C$83,000 per director or C$415,000 in the aggregate. The DSUs entitle the holders to receive common shares of the Company without the payment of any consideration. The DSUs vested immediately upon being granted but the common shares underlying the DSUs are not deliverable to the holder until the holder is no longer serving on the Board.

DSUs outstanding are as follows:

	Nine Months Ended		Year Ended
	September 30, 2020		December 31, 2019
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)
Balance, beginning of the period	1,383,396	$0.77	1,356,975	$0.72
Issued	451,085	$0.92	488,235	$0.85
Delivered	-	-	(461,814)	$0.71
Balance, end of the period	1,834,481	$0.81	1,383,396	$0.77

Share-based payments

During the nine-month period ended September 30, 2020, there were 255,000 stock options granted under the Stock Option Plan and 451,085 DSUs granted under the DSU Plan. Share-based payment compensation for the nine months ended September 30, 2020 totaled $366,685 ($72,068 related to stock options and $294,617 related to DSUs). Of the total expense for the period ended September 30, 2020, $303,096 was included in consulting fees ($8,479 related to stock options and $294,617 related to DSUs), $4,239 was included in investor relations, and $59,350 was included in wages and benefits in the statement of operations and comprehensive loss.

During the nine-month period ended September 30, 2019, the Company granted 187,232 stock options and 488,235 DSUs for common shares of the Company. Share-based payment compensation for the nine months ended September 30, 2019 totaled $405,857 ($89,140 related to stock options and $316,717 related to DSUs). Of the total expense for the period ended September 30, 2019, $316,717 was included in consulting fees and $89,140 was included in wages and benefits in the statement of operations and comprehensive loss.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2020 and 2019

(Expressed in US dollars – Unaudited)

The following weighted average assumptions were used for the Black Scholes valuation model for stock options granted during the period:

YTD September 30, 2020
Expected life of options	6 years
Risk-free interest rate	0.40%
Annualized volatility	80.92%
Dividend rate	0.00%
Exercise price (C$)	$0.92

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
September 30, 2020
Capitalized acquisition costs	$-	$55,375,124	$55,375,124
Property and equipment	7,870	6,236	14,106
Current assets	13,518,707	408,901	13,927,608
Total assets	$13,526,577	$55,790,261	$69,316,838
December 31, 2019
Capitalized acquisition costs	$-	$55,375,124	$55,375,124
Property and equipment	7,979	7,455	15,434
Current assets	6,652,289	523,886	7,176,175
Total assets	$6,660,268	$55,906,465	$62,566,733

Three months ended	September 30, 2020	September 30, 2019
Net loss for the period – Canada	$(118,528)	$(422,405)
Net loss for the period – United States	(983,235)	(436,001)
Net loss for the period	$(1,101,763)	$(858,406)

Nine months ended	September 30, 2020	September 30, 2019
Net loss for the period – Canada	$(406,149)	$(1,023,909)
Net loss for the period – United States	(2,116,993)	(2,042,463)
Net loss for the period	$(2,523,142)	$(3,066,372)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2020 and 2019

(Expressed in US dollars – Unaudited)

8.	COMMITMENTS

The following table discloses the Company’s contractual obligations as of September 30, 2020, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2020	2021	2022	2023	2024	2025 and beyond	Total
Mineral Property Leases(1)	$-	$428,951	$434,185	$439,498	$444,890	$450,363	$2,197,887
Mining Claim Government Fees	92,035	132,460	132,460	132,460	132,460	132,460	754,335
Total	$92,035	$561,411	$566,645	$571,958	$577,350	$582,823	$2,952,222

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

9.	SUBSEQUENT EVENT

As further described in Note 6, on August 31, 2020, the Company entered into a sales agreement with B. Riley, pursuant to which the Company was entitled, at its discretion and from time-to-time during the term of the sales agreement, to sell through B. Riley such number of common shares of the Company as would result in aggregate gross proceeds to the Company of up to $10.3 million. Subsequent to September 30, 2020, the Company issued an additional 803,240 common shares at an average price of $1.40 for gross proceeds of $1.1 million pursuant to the sales agreement described in Note 6. As of October 16, 2020, the Company had raised the full $10.3 million available under the sales agreement. The Company issued a total of 7,334,513 common shares at an average price of $1.40, for gross proceeds of $10.3 million.

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

On July 15, 2020, the Company announced that it had finalized the key contracts for completion of the previously announced PFS on the Livengood Gold Project and expected to release the details of the PFS and the associated NI 43-101 Technical Report in October 2021. The comprehensive study will incorporate work that has been done since the April 2017 NI 43-101 report was completed to further de-risk and identify the optimal project configuration. The Company has engaged BBA, Inc. in Montreal as its lead consultant and has retained Whittle Consulting, Resource Modeling, Inc., and NewFields Companies, LLC to provide specialized technical support. The estimated cost of the updated PFS through October 2021 is $3.8 million.

Recent Developments

On August 31, 2020, the Company entered into an At Market Issuance Sales Agreement (the “sales agreement”) with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company was entitled, at its discretion and from time-to-time during the term of the sales agreement, to sell through B. Riley such number of common shares of the Company as would result in aggregate gross proceeds to the Company of up to $10.3 million. As of October 16, 2020, the Company had raised the full $10.3 million available under the sales agreement. The Company issued a total of 7,334,513 common shares at an average price of $1.40 for gross proceeds of $10.3 million. This included participation by all of the four largest shareholders of the Company. Paulson & Co. Inc. acquired 2,337,410 shares, Sprott Asset Management USA acquired 1,111,386 shares, Electrum Strategic Opportunities Fund II, L.P. acquired 1,042,201 shares and Kopernik Global Investors LLC, acquired 1,180,000 shares.

The Company intends to use the proceeds of the sales agreement for working capital and general corporate purposes, including the completion of the PFS announced on July 15, 2020 to further de-risk the Livengood Gold Project and for environmental baseline studies.

Results of Operations

Summary of Quarterly Results

Description	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Net income (loss)	$(1,101,763)	$(1,486,464)	$65,085	$(760,035)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.01)	$0.00	$(0.00)

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Net income (loss)	$(858,406)	$(1,387,054)	$(820,912)	$(901,767)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

The Company had a net loss of $1,101,763 for the three months ended September 30, 2020, compared to a net loss of $858,406 for the three months ended September 30, 2019.

Excluding share-based costs of $2,169 and $316,717 for the 2020 and 2019 periods, respectively, consulting costs were $40,006 for the three months ended September 30, 2020 compared to $36,761 for the three months ended September 30, 2019. The increase of $3,245 is primarily due to variation in timing of computer support services.

Insurance costs were $37,913 for the three months ended September 30, 2020 compared to $31,378 for the three months ended September 30, 2019. The increase of $6,535 is primarily due to premium increases.

Excluding share-based costs of $1,084, investor relations costs were $6,109 for the three months ended September 30, 2020 compared to $1,723 for the three months ended September 30, 2019. The increase of $4,386 is primarily due to the Company’s participation in an investor conference during the three months ended September 30, 2020.

Mineral property expenditures were $718,541 for the three months ended September 30, 2020 compared to $179,692 for the three months ended September 30, 2019. The increase of $538,849 is primarily due to the differences in the scope of technical and baseline environmental work completed during the periods.

Professional fees were $74,029 for the three months ended September 30, 2020 compared to $54,720 for the three months ended September 30, 2019. The increase of $19,309 is primarily due to increased land-related legal activity and variation in timing of audit/tax services.

Regulatory costs were $59,065 for the three months ended September 30, 2020 compared to $52,118 for the three months ended September 30, 2019. The increase of $6,947 is primarily due to additional TSX fees related to the deferred share unit (“DSU”) plan reserve.

Excluding share-based costs of $15,180 and $87,454 for the 2020 and 2019 periods, respectively, wages and benefits were $175,485 for the three months ended September 30, 2020 compared to $169,825 for the three months ended September 30, 2019. The increase of $5,660 is primarily due to a variation in timing of employee benefits.

Share-based payment charges

Share-based payment charges for the three-month periods ended September 30, 2020 and 2019 were allocated as follows:

Expense category:	September 30, 2020	September 30, 2019
Consulting	$2,169	$316,717
Investor relations	1,084	-
Wages and benefits	15,180	87,454
Total	$18,433	$404,171

Share-based payment charges were $18,433 during the three months ended September 30, 2020 compared to $404,171 during the three months ended September 30, 2019. The decrease of $385,738 is mainly the result of the DSUs issued on August 8, 2019 being fully vested upon issuance and the options issued on August 8, 2019 being exercisable upon grant.

Other items amounted to total other income of $85,510 during the three-month period ended September 30, 2020 compared to total other income of $134,506 during the three-month period ended September 30, 2019. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $73,542 during the three-month period ended September 30, 2020 compared to a gain of $82,426 during the three-month period ended September 30, 2019. The average exchange rate during the three-month period ended September 30, 2020 was C$1 to US$0.7508 compared to C$1 to US$0.7574 during the three-month period ended September 30, 2019. Interest income was $11,968 for the three-month period ended September 30, 2020 compared to $44,880 for the three-month period ended September 30, 2019. The decrease of $32,912 is primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

The Company had a net loss of $2,523,142 for the nine months ended September 30, 2020, compared to a net loss of $3,066,372 for the nine months ended September 30, 2019.

Excluding share-based costs of $303,096 and $316,717 for the 2020 and 2019 periods, respectively, consulting costs were $120,074 for the nine months ended September 30, 2020 compared to $124,269 for the nine months ended September 30, 2019. The decrease of $4,195 is primarily due to two less members of the Board.

Insurance costs were $104,799 for the nine months ended September 30, 2020 compared to $92,007 for the nine months ended September 30, 2019. The increase of $12,792 is primarily due to premium increases.

Excluding share-based costs of $4,239, investor relations costs were $45,002 for the nine months ended September 30, 2020 compared to $35,923 for the nine months ended September 30, 2019. The increase of $9,079 is primarily due to investor conferences.

Professional fees were $163,189 for the nine months ended September 30, 2020 compared to $146,837 for the nine months ended September 30, 2019. The increase of $16,352 is primarily due to land-related legal services.

Travel costs were $20,186 for the nine months ended September 30, 2020 compared to $25,359 for the nine months ended September 30, 2019. The decrease of $5,173 is primarily due to reduced travel as a result of the COVID-19 pandemic.

Excluding share-based costs of $59,350 and $89,140 for the 2020 and 2019 periods, respectively, wages and benefits were $516,048 for the nine months ended September 30, 2020 compared to $500,667 for the nine months ended September 30, 2019. The increase of $15,381 is primarily due to a variation in timing of employee benefits.

Share-based payment charges

Share-based payment charges for the nine-month periods ended September 30, 2020 and 2019 were allocated as follows:

Expense category:	September 30, 2020	September 30, 2019
Consulting	$303,096	$316,717
Investor relations	4,239	-
Wages and benefits	59,350	89,140
Total	$366,685	$405,857

Share-based payment charges were $366,685 during the nine months ended September 30, 2020 compared to $405,857 during the nine months ended September 30, 2019. The decrease of $39,172 is mainly the result of the options issued on August 8, 2019 being exercisable upon grant.

Other items amounted to total other income of $457,559 during the nine-month period ended September 30, 2020 compared to total other expenses of $123,776 during the nine-month period ended September 30, 2019. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $389,633 during the nine-month period ended September 30, 2020 compared to a loss of $280,820 during the nine-month period ended September 30, 2019. The average exchange rate during the nine-month period ended September 30, 2020 was C$1 to US$0.7391 compared to C$1 to US$0.7524 during the nine-month period ended September 30, 2019. Interest income was $5,292 for the nine-month period ended September 30, 2020 compared to $30,931 for the nine-month period ended September 30, 2019. The decrease of $25,639 is primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate.

Liquidity Risk and Capital Resources

The Company has no revenue generating operations from which it can internally generate funds. To date, the Company has predominantly financed its ongoing operations through the sale of its equity securities by way of public offerings and private placements and the subsequent exercise of share purchase and broker warrants and options issued in connection with such private placements.

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

As at September 30, 2020, the Company had cash and cash equivalents of $13,768,843 compared to $6,937,621 at December 31, 2019. The increase of approximately $6.8 million resulted mainly from a sales agreement for “at the market” net proceeds of $9.0 million partially offset by expenditures on operating activity of approximately $1.7 million and a negative foreign currency transaction impact of approximately $0.4 million.

Financing activities during the nine-month period ended September 30, 2020 included the issuance of common shares pursuant to the sales agreement entered into by the Company for “at the market offerings” with B. Riley, which allowed the Company to offer and sell up to $10.3 million of common shares from time to time, at prevailing market prices at the time of the sale, through B. Riley, acting as sales agent. In the three months ended September 30, 2020, the Company sold 6,531,273 common shares under the sales agreement and raised approximately $9.2 million in aggregate gross proceeds before commissions and expenses and paid B. Riley aggregate commissions of $0.1 million. At September 30, 2020, there remained approximately $1.2 million of availability to sell common shares through the sales agreement, all of which was sold subsequent to period end.

Financing activities during the nine-month period ended September 30, 2019 included the exercise of stock options. Proceeds of $64,254 were received on the issuance of 121,174 common shares.

The Company had no cash flows from investing activities during the nine-month period ended September 30, 2020.

Investing activities of $101,692 during the nine-month period ended September 30, 2019 were comprised of the capitalized acquisition costs for land acquisitions of $31,189 that closed in the second quarter and $70,503 that closed in the third quarter.

As at September 30, 2020, the Company had working capital of $13,123,493 compared to working capital of $6,840,418 at December 31, 2019. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2020 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

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

Contractual Obligations and Commitments

The following table discloses the Company’s contractual obligations as of September 30, 2020, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2020	2021	2022	2023	2024	2025 and beyond	Total
Mineral Property Leases(1)	$-	$428,951	$434,185	$439,498	$444,890	$450,363	$2,197,887
Mining Claim Government Fees	92,035	132,460	132,460	132,460	132,460	132,460	754,335
Total	$92,035	$561,411	$566,645	$571,958	$577,350	$582,823	$2,952,222

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2020, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. If significant portions of the population are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions in connection with the COVID-19 pandemic, our operations will likely be impacted. In addition, our costs may increase as a result of the COVID-19 outbreak. These cost increases may not be fully recoverable or adequately covered by insurance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine-month period ended September 30, 2020, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	At Market Issuance Sales Agreement, dated August 31, 2020, between International Tower Hill Mines Ltd. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on September 1, 2020 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman

Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020

By:	/s/ David Cross

David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 6, 2020