Form 10-K
period 2020-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2021-03-10
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐ No ☒

Based on the last sale price on the NYSE American of the registrant’s Common Shares on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) of $1.78 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $173.1 million.

As of March 1, 2021, the registrant had 194,908,184 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into this report.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to be able to raise the necessary funds to continue operations on acceptable terms, if at all;

•	the preparation, timing, costs, and any anticipated contents of an updated pre-feasibility study (“PFS”) for the Livengood Gold Project, including the ability to incorporate work done since the April 2017 NI 43-101 report and further de-risk and identify the optimal project configuration for the Livengood Gold Project;

•	the potential to improve the block model or production schedule at the Livengood Gold Project;

•	the potential for opportunities to improve recovery or further reduce costs at the Livengood Gold Project;

•	the Company’s ability to potentially include the results of its optimization process in the PFS or any future financial analysis of the Project and the estimated cost of such optimization process;

•	the Company’s ability to carry forward and incorporate into future engineering studies of the Livengood Gold Project updated mine design, production schedule, and recovery concepts identified during the optimization process;

•	the Company’s potential to carry out an engineering phase that will evaluate and optimize the Livengood Gold Project configuration and capital and operating expenses, including determining the optimum scale for the Livengood Gold Project;

•	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;

•	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Livengood Gold Project;

•	the potential for the expansion of the estimated resources at the Livengood Gold Project;

•	the potential for a production decision concerning, and any production at, the Livengood Gold Project;

•	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;

•	the Company’s estimates of the quality and quantity of the resources at the Livengood Gold Project;

•	the timing and cost of any future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom;

•	the expected levels of overhead expenses; and

•	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

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

GLOSSARY OF TERMS

The following is a glossary of certain terms that may be used in this report.

“alteration”	Changes in the chemical or mineralogical composition of a rock, generally produced by weathering or hydrothermal solutions
“anomalous”	Departing from the expected or normal
“April 2017 Report”	The technical report entitled “Canadian National Instrument 43-101 Technical Report Pre-feasibility Study on the Livengood Gold Project, Livengood, Alaska, USA” dated April 10, 2017 and prepared by certain Qualified Persons under NI 43-101, as filed under the Company’s profile on SEDAR at www.sedar.com
“As”	Arsenic
“basalt”	A dark coloured igneous rock, commonly extrusive – the fine-grained equivalent of gabbro
“biotite”	A common rock forming mineral of the mica group
“Board”	The Board of Directors of ITH
“chert”	A microcrystalline or cryptocrystalline sedimentary rock, consisting chiefly of interlocking crystals of quartz less than about 30 microns in diameter
“clastic”	Pertaining to a rock or sediment composed principally of fragments derived from pre-existing rocks or minerals and transported some distance from their places of origin; also said of the texture of such a rock
“cm”	Centimeters
“common shares”	The common shares without par value in the capital of ITH as the same are constituted on the date hereof
“conglomerate”	A coarse grained clastic sedimentary rock, composed of rounded to sub-angular fragments larger than 2mm in diameter set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica or hardened clay
“Corvus”	Corvus Gold Inc., a company subsisting under the laws of British Columbia which was spun off from the Company in August, 2010
“deformation”	A general term for the processes of folding, faulting, shearing, compression, or extension of rocks as a result of various earth forces
“deposit”	A mineralized body which has been physically delineated by sufficient drilling, trenching, and/or underground work, and found to contain a sufficient average grade of metal or metals to warrant further exploration and/or development expenditures. Such a deposit does not qualify as a commercially mineable ore body or as containing reserves or ore, unless final legal, technical and economic factors are resolved
“diamond drill”	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock which is recovered in long cylindrical sections, an inch or more in diameter
“dip”	The angle that a stratum or any planar feature makes with the horizontal, measured perpendicular to the strike and in the vertical plane
“dike”	A tabular body of igneous rock that cuts across the structure of adjacent rocks or cuts massive rocks
“director”	A member of the Board of Directors of ITH
“disseminated”	Fine particles of mineral dispersed throughout the enclosing rock
“epigenetic”	Of or relating to a mineral deposit of origin later than that of the enclosing rocks
“g/t”	Grams per metric tonne
“gabbro”	A group of dark coloured, basic intrusive igneous rocks – the approximate intrusive equivalent of basalt

“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“intrusion”	The process of the emplacement of magma in pre-existing rock, magmatic activity. Also, the igneous rock mass so formed
“intrusive”	Of or pertaining to intrusion, both the process and the rock so formed
“kg”	Kilograms
“km”	Kilometers
“lode”	A vein of metal ore in the earth
“m”	Meters
“mm”	Millimeters
“mafic”	Said of an igneous rock composed chiefly of dark, ferromagnesian minerals, also, said of those minerals
“magma”	Naturally occurring molten rock material, generated within the earth and capable of intrusion and extrusion, from which igneous rocks have been derived through solidification and related processes
“magmatic”	Of, or pertaining to, or derived from, magma
“massive”	Said of a mineral deposit, especially of sulphides, characterized by a great concentration of ore in one place, as opposed to a disseminated or veinlike deposit
“mineral reserve”	The economically mineable part of a measured and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at pre-feasibility or feasibility level as appropriate that include application of “modifying factors” (which are defined in NI 43-101 as considerations used to convert mineral resources to mineral reserves, including but not, mining processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social and governmental factors). Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified. The reference point at which mineral reserves are defined, usually the point where the ore is delivered to the processing plant, must be stated. It is important that, in all situations where the reference point is different, such as for a saleable product, a clarifying statement is included to ensure that the reader is fully informed as to what is being reported. The public disclosure of a mineral reserve must be demonstrated by a pre-feasibility study or feasibility study.
“mineral resource”	A concentration or occurrence of solid material of economic interest in or on the Earth’s crust in such form, grade or quality and quantity that there are reasonable prospects for eventual economic extraction. The location, quantity, grade or quality, continuity and other geological characteristics of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge, including sampling.
“mineralization”	The concentration of metals and their chemical compounds within a body of rock
“NI 43-101”	National Instrument 43-101 of the Canadian Securities Administrators entitled “Standards of Disclosure for Mineral Projects”
“NSR”	Net smelter return
“NYSE American”	NYSE American (formerly, NYSE MKT and the American Stock Exchange)
“ophiolite”	An assemblage of mafic and ultramafic igneous rocks ranging from spilite and basalt to gabbro and peridotite, and always derived from them by later metamorphism, whose origin is associated with an early phase of the development of a geosyncline

“RC”	A method of drilling whereby rock cuttings generated by the drill bit are flushed up from the bit face to the surface through the drill rods by air or drilling fluids for collection and analysis
“Sb”	Antimony
“sedimentary”	Pertaining to or containing sediment (typically, solid fragmental material transported and deposited by wind, water or ice that forms in layers in loose unconsolidated form), or formed by its deposition
“sill”	A tabular igneous intrusion that parallels the planar structure of the surrounding rock
“strike”	The direction taken by a structural surface
“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“Canadian Tax Act”	Income Tax Act (Canada)
“tectonic”	Pertaining to the forces involved in, or the resulting structures of, tectonics
“tectonics”	A branch of geology dealing with the broad architecture of the outer part of the earth, that is, the major structural or deformational features and their relations, origin and historical evolution
“TSX”	Toronto Stock Exchange
“ultramafic”	Said of an igneous rock composed chiefly of mafic minerals
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheet-like form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
“volcaniclastic”	Pertaining to a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment

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

PART I

ITEM 1. BUSINESS

Overview

ITH is a mineral exploration company engaged in the acquisition and exploration of mineral properties. The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company is in the process of optimizing the Livengood Gold Project as discussed below. The Company has not yet begun preparation for the extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in its Livengood Gold Project, which as of August 26, 2016 (the date of last measure), has a mineral resource of 497 million measured tonnes at an average grade of 0.68 g/tonne (10.84 million ounces), 28 million indicated tonnes at an average grade of 0.69 g/tonne (0.62 million ounces) and 53 million inferred tonnes at an average grade of 0.66 g/tonne (1.1 million ounces). In 2017, the Company issued the results of a pre-feasibility study that was summarized in the April 2017 Report which converted a portion of the mineral resources at the Project into proven reserves of 378 million tonnes at an average grade of 0.71 g/tonne (8.62 million ounces) and probable reserves of 14 million tonnes at an average grade of 0.72 g/tonne (353,000 ounces) based on a gold price of $1,250 per ounce. All work presently underway or planned by the Company is directed at preparing an updated pre-feasibility study to be released in a new NI 43-101 report for the Livengood Gold Project and maintaining necessary environmental baseline activities. A more complete description of the Livengood Gold Project and the current activities is set forth in Part I, Item 2 and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

2020

Livengood Gold Project Developments

During the year ended December 31, 2020, the Company made a decision to embark on a new phase for the Livengood Gold Project as a result of the favorable macro-economic backdrop for gold.

On May 8, 2020, the Company announced that the Board had approved a work plan to prepare an updated PFS on the Livengood Gold Project. The Company stated that it believed that the strength in the price of gold arising from the unprecedented accommodative fiscal and monetary stimulus from central banks and governments globally provided the necessary macroeconomic backdrop to support the advancement of the large, highly-levered, and long-life gold asset at Livengood.

On July 15, 2020, the Company announced that it had finalized the key contracts for completion of a PFS in respect of the Livengood Gold Project and expected to release the results of the PFS and the associated NI 43-101 Technical Report in October 2021. The comprehensive study will incorporate work that has been done since the last NI 43-101 report was completed to further de-risk and identify the optimal project configuration. The Company has engaged BBA, Inc. as its lead consultant and retained Whittle Consulting, Resource Modeling, Inc., Resource Development Associates, Easton Process Consulting and NewFields Companies, LLC to provide specialized technical support.

On August 31, 2020, the Company entered into an At Market Issuance (“ATM”) Sales Agreement with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company was entitled, at its discretion and from time-to-time during the term of the sales agreement, to sell through B. Riley such number of common shares of the Company as would result in aggregate gross proceeds to the Company of up to $10.3 million (the “ATM Offering”).

On September 2, 2020, the Company announced that its existing three largest shareholders had each taken their pro-rata share of the ATM Offering, resulting in the issuance of 5,670,997 common shares (representing 3% of the 187.6 million shares previously issued and outstanding) at the September 1, 2020 closing market price of $1.40 per share for aggregate gross proceeds of $7.9 million.

On October 16, 2020, the Company announced that it had raised the full $10.3 million available pursuant to the ATM Offering with B. Riley. The Company issued a total of 7,334,513 common shares at an average price of $1.40 for gross proceeds of $10.3 million. The Company stated it intended to use the net proceeds of the Offering for working capital and general corporate purposes, including the completion of the PFS announced in May 2020 to further de-risk the Livengood Gold Project and for environmental baseline studies.

Director Changes

The Company announced the appointment of Christopher Papagianis to the Company’s Board effective June 1, 2020. Mr. Papagianis was nominated for election as a director in accordance with an investor rights agreement with the Company’s largest shareholder, Paulson & Co. Inc. (“Paulson”), and fills a vacancy created by the June 1, 2020 resignation of Damola Adamolekun, the previous Paulson designee.

2021

Outlook

On January 12, 2021, the Company announced that the Board had approved a 2021 budget of $5.6 million and endorsed the associated 2021 work program to advance the Livengood Gold Project. The key element of the 2021 work program is the completion of the PFS on the Livengood Gold Project that is planned for release in October 2021. The work program will also advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

The Company remains open to a strategic alliance to help support the future development of the Project while considering all other appropriate financing options. The size of the gold resource, the Project’s favorable location, and the Company’s proven team are some of the reasons the Company could potentially attract a strategic partner with a long-term development horizon who understands the Project is highly leveraged to gold prices.

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

Employees

At December 31, 2020, the Company had three employees. The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering, community engagement and investor relations, and corporate governance.

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

Available Information

ITH maintains an internet website at www.ithmines.com. The Company makes available, free of charge, through the Investors section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC and its Annual Information Form, press releases and material change reports and other reports filed on the System for Electronic Document Analysis and Retrieval (SEDAR). The Company’s SEC filings are available with the Canadian Securities Administrators from the SEC’s internet website at www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically. The Company’s SEDAR filings are available from the Canadian Securities Administrators’ internet website at www.sedar.com under the Company’s profile. The contents of these websites are not incorporated into this report and the references to the URLs for these websites are intended to be inactive textual references only.

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

Advancing properties from exploration into the development stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. The Company does not presently have sufficient financial resources or a source of operating cash flow to complete the permitting process and, if a production decision is made, the construction of a mine at the Livengood Gold Project. The completion of the permitting process and any construction of a mine at the Livengood Gold Project will depend upon the Company’s ability to obtain financing through the sale of its equity securities, enter into a joint venture or strategic alliance relationship, secure significant debt financing or find alternative means of financing. There is no assurance that the Company will be successful in obtaining the required financing on favorable terms or at all. Even if the results of exploration are encouraging, the Company may not be able to obtain sufficient financing to conduct the further exploration that may be necessary to determine whether or not a commercially mineable deposit exists.

Our ability to obtain additional financing in the future will depend upon a number of factors, including prevailing capital market conditions, the status of the national and worldwide economy, our business performance and the price of gold and other precious metals. Capital markets worldwide have been adversely affected in the past few years, including in 2020, by substantial losses by financial institutions and market volatility due to the onset of the COVID-19 pandemic, among other things. Failure to obtain such additional financing on favorable terms or at all could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our interests in the Livengood Gold Project.

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

	High	Low	Average
2016	$1,366	$1,077	$1,250
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,269
2019	$1,546	$1,270	$1,393
2020	$2,067	$1,474	$1,771
January 1, 2021 to March 1, 2021	$1,943	$1,743	$1,838

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

Although the Company acquires the rights to some or all of the minerals in the ground subject to the mineral tenures that it acquires, or has a right to acquire, in most cases it does not thereby acquire any rights to, or ownership of, the surface to the areas covered by its mineral tenures. In such cases, applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities, however, the enforcement of such rights through the courts can be costly and time consuming. It is necessary to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to access the surface and carry on mining activities, the Company will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase such surface rights, and therefore it may be unable to carry out planned exploration or mining activities. In addition, in circumstances where such access is denied, or no agreement can be reached, the Company may need to rely on the assistance of local officials or the courts in such jurisdiction, the outcomes of which cannot be predicted with any certainty. The inability of the Company to secure surface access or purchase required surface rights could materially and adversely affect the timing, cost or overall ability of the Company to develop any mineral deposits it may locate.

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

The Company’s business of the acquisition, exploration and, if warranted, development and mining of mineral properties is intensely competitive. The Company may be at a competitive disadvantage in acquiring additional mining properties because it must compete with other individuals and companies, many of which may have greater financial resources, operational experience and technical capabilities than the Company. The Company may also encounter increasing competition from other mining companies in efforts to hire experienced mining professionals. Increased competition could adversely affect the Company’s ability to attract necessary capital funding, acquire suitable producing properties or prospects for mineral exploration in the future, or attract or retain key personnel or outside technical resources.

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. Any quoted market for our common shares may be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2020, the price of our common shares on the TSX ranged from a low of C$0.46 to a high of C$2.86, and on the NYSE American ranged from a low of $0.35 to a high of $2.09. From January 1, 2021 to March 1, 2021, the price of our common shares on the TSX ranged from a low of C$1.40 to a high of C$1.92, and on the NYSE American ranged from a low of $1.11 to a high of $1.52. There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, our shareholders may be unable to resell their shares at a desired price.

Future sales of our securities in the public or private markets will dilute our current shareholders and could adversely affect the trading price of our common shares and our ability to continue to raise funds in new stock offerings.

It is likely that the Company will sell common shares or securities exercisable or convertible into common shares in the future. The Company may issue securities on less than favorable terms to raise sufficient capital to fund its business plan. Any transaction involving the issuance of equity securities or securities convertible into common shares would result in dilution, possibly substantial, to present and prospective holders of common shares, could adversely affect the trading prices of our common shares and could impair our ability to raise capital through future offerings of securities.

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

We believe that we likely were a passive foreign investment company (“PFIC”) during the fiscal year ended December 31, 2020, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2020, and we expect that we will be a PFIC in the current year and that we may continue to be classified as a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If the Company is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

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

The Company is in the process of optimizing the Livengood Gold Project and does not mine, produce or sell any mineral products at this time. The Company has a 100% interest in its Livengood Gold Project, which as of August 26, 2016 (the date of last measure), has a mineral resource of 497 million measured tonnes at an average grade of 0.68 g/tonne (10.84 million ounces), 28 million indicated tonnes at an average grade of 0.69 g/tonne (0.62 million ounces) and 53 million inferred tonnes at an average grade of 0.66 g/tonne (1.1 million ounces). In 2017, the Company issued the results of a pre-feasibility study that was summarized in the April 2017 Report, which converted a portion of the mineral resources at the Project into proven reserves of 378 million tonnes at an average grade of 0.71 g/tonne (8.62 million ounces) and probable reserves of 14 million tonnes at an average grade of 0.72 g/tonne (353,000 ounces) based on a gold price of $1,250 per ounce. All work presently underway or planned by the Company is directed at preparing an updated pre-feasibility study to be released in a new NI 43-101 report for the Livengood Gold Project and maintaining necessary environmental baseline activities.

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

Arctic Ocean
Prudhoe Bay
Alaska
Yukon
Livengood Property
Tintina Gold Belt
Fairbanks
Dawson City
ALASKA
U.S.A
CANADA
Anchorage
Whitehorse
Bering Sea
Gulf of Alaska
500 km
400 miles
Yukon River
Dalton Highway
Livengood
Elliott Highway
TOWER HILL MINES INC
LIVENGOOD GOLD PROJECT
Livengood Gold Project
Legend
Road and Highway Network
Trans-Alaska Pipeline
Approximate Margins of Titina Gold Belt
Project Area
Created March 1,2013 - THM (DH)

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

The Livengood Gold Project straddles and is accessed via the Elliot Highway, a paved, all weather road linking the north slope oil fields at Prudhoe Bay to central and southern Alaska through Fairbanks. At present there are no full-time residents in the former mining town of Livengood. A number of unpaved roads have been developed in the area providing excellent access. A 427 m (1400-foot) runway is located 6 km (3.7 miles) to the southwest near the former Alyeska Pipeline Company Livengood Camp and is suitable for light aircraft. The Livengood Gold Project is also adjacent to the Alyeska Pipeline corridor, which transports crude oil from Prudhoe Bay south. This corridor contains a fiber optic communications cable utilized at the Livengood Gold Project.

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

The nearest community to Livengood Gold Project is the village of Minto, a town with a population of approximately 177 located approximately 65 km (40 miles) southwest by road. The Fairbanks metropolitan area has a population of approximately 100,000 people, and comprises the regional center with hospitals, government offices, businesses and the University of Alaska, Fairbanks. The city is linked to southern Alaska along a north-south transportation and utility corridor that includes two paved highways, a railroad to tide water, an interlinked electrical grid, and communications infrastructure. Fairbanks has an international airport serviced daily by up to three major airlines.

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

Livengood Gold Project Lands

The Livengood Gold Project covers approximately 19,546 hectares (48,300 acres), all of which is controlled by the Company through its wholly-owned subsidiary, TH Alaska. The Livengood Gold Project is comprised of multiple land parcels: 100% owned patented mining claims; 100% owned State of Alaska mining claims; 100% owned federal unpatented placer claims; land leased from the Alaska Mental Health Trust (“AMHT”); land leased from holders of state and federal patented and unpatented mining and placer claims; and undivided interests in patented mining claims. The property and claims controlled through ownership, leases or agreements are summarized below:

100% owned patented mining claims

•	U.S. Mineral Survey 1960 and 2447, located on lower Livengood Creek, subject to an agreement to allow Larry Nelson, as agent for Nelson Mining Company, to operate a placer mine on MS 1960 and 2447 through February 2, 2023.

•	U.S. Mineral Survey 1956, located on lower Gertrude Creek, subject to a reserved royalty of 5% of gross value held by Key Trust Company on behalf of the Luther Hess Trust.

•	With respect to portions of U.S. Mineral Survey 1626, located on lower Amy Creek:

100% of No. 2 Above Discovery Any Creek,

100% of No. 3 Above Discovery Amy Creek, and

100% of Up Grade Association Bench

100% owned State of Alaska mining claims

•	169 state claims acquired by purchase

•	153 state claims acquired by location

100% owned federal unpatented placer claims

•	29 federal unpatented placer claims

100% owned Livengood Placers, Inc., a private Nevada corporation that is 100% owned by TH Alaska. Livengood Placers, Inc. is the record owner of the following:

•	29 patented claims

•	108 federal unpatented placer claims

•	24 State of Alaska mining claims

Leased property

•	Alaska Mental Health Trust Lease. A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2020, there were 9,970 acres included in the AMHT lease.

•	Hudson/Geraghty Lease. A lease of 20 federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000.

•	Griffin Lease. A lease of three patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease.

•	Tucker Lease. A lease of two unpatented federal lode mining claims and four federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.

Patented claims (undivided interests less than 100%)

•	An undivided 203/240th interest in that certain patented placer mining claim known as the “Kinney Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 53/90th interest in that certain patented placer mining claim known as the “Union Bench Association” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 83/120th interest in that certain patented placer mining claim known as the “Bessie Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

•	An undivided 23/60th interest in those certain patented placer mining claims known as the “War Association” claim; the “Mutual Association” claim; and the “O.K. Fraction” claim, all included within U.S. Mineral Survey No. 2033 on lower Amy Creek.

•	An undivided 2/5th interest in those certain patented lode mining claims included within U.S. Mineral Survey No. 1990.

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment of $40 per claim to be paid to the state (by November 30th of each year) for the first five years, $85 per year for the second five years, and $205 per year thereafter. The annual rental rates for each 160-acre claim is $165 for the first five years, $330 for the second five years, and $825 per year thereafter. As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year. In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year. Excess work can be carried forward for up to four years. If the rental is paid and the work requirements are met, the claims can be held indefinitely. The work completed by the Company during the 2020 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2024 on all State of Alaska mining claims.

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

The geology and mineral potential of the Livengood District have been investigated by state and federal agencies and explored by several companies over the past 50-plus years. Modern mapping and sampling investigations were initially carried out by the U.S. Geological Survey in 1967 as part of a heavy metal assessment program. Mapping completed in the course of this program recognized the essential rock relations, thrust faulting, and mineralization associated with Devonian clastic rocks, the thrust system and intrusive rocks. Since then, the Livengood placer deposits and the surrounding geology have featured in numerous investigations and mapping programs at various scales by the U.S. Geological Survey and the Alaska State Division of Geological and Geophysical Surveys.

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

The Company’s geologic work program at Livengood was designed and was supervised by Chris Puchner, formerly Chief Geologist of the Company and a qualified person as defined by NI 43-101. Mr. Puchner was responsible for all aspects of the work, including the quality control/quality assurance program. The quality assurance/quality control program implemented by the Company meets or exceeds industry standards. A quality assurance/quality control program includes insertion of blanks and standards (1/10 samples) and duplicates (1/20 samples). Blanks help assess the presence of any contamination introduced during sample preparation and help calibrate the low end of the assay detection limits. Commercial standards are used to assess the accuracy of the analyses. Duplicates help assess the homogeneity of the sample material and the overall sample variance. The Company has undertaken rigorous protocols to assure accurate and precise results. Among other methods, weights are tracked throughout the various steps performed in the laboratory to minimize and track errors. A group of 2,096 metallic screen fire assays performed in 2011 did not indicate any bias in the matching fire assays.

On-site Project personnel photograph the core from each individual borehole prior to preparing the split core. Duplicate RC drill samples are collected with one split sent for analysis. Representative chips are retained for geological logging. On-site personnel at the Project log and track all samples prior to sealing and shipping. All sample shipments are sealed and shipped to ALS Chemex in Fairbanks, Alaska, for preparation and then on to ALS Chemex in Reno, Nevada, or Vancouver, B.C., for assay. ALS Chemex’s quality system complies with the requirements for the International Standards ISO 9001:2000 and ISO 17025:1999. Analytical accuracy and precision are monitored by the analysis of reagent blanks, reference material and replicate samples. Quality control is further assured by the use of international and in-house standards. Finally, representative blind duplicate samples are forwarded to ALS Chemex and an ISO compliant third-party laboratory for additional quality control.

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

2021 Pre-Feasibility Study

On January 12, 2021, the Company announced that the Board had approved a 2021 budget of $5.6 million and endorsed the associated 2021 work program to advance the Livengood Gold Project. The key element in the 2021 work program is the completion of an updated PFS on the Livengood Gold Project that is planned for release in October 2021. The work program will also advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization, needed to support future permitting, as well as advance community engagement.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended December 31, 2020, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE American under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “-1I1-”. As at March 1, 2021, there were 194,908,184 common shares issued and outstanding, and the Company had approximately 100 shareholders of record.

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

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2020, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Business Activities

General

2020

Livengood Gold Project Developments

During the year ended December 31, 2020, the Company made a decision to embark on a new phase for the Livengood Gold Project as a result of the favorable macro-economic backdrop for gold.

On May 8, 2020, the Company announced that the Board had approved a work plan to prepare an updated pre-feasibility study (“PFS”) on the Livengood Gold Project. The Company stated that it believed that the strength in the price of gold arising from the unprecedented accommodative fiscal and monetary stimulus from central banks and governments globally provided the necessary macroeconomic backdrop to support the advancement of the large, highly-levered, and long-life gold asset at Livengood.

On July 15, 2020, the Company announced that it had finalized the key contracts for completion of a PFS in respect of the Livengood Gold Project and expected to release the results of the PFS and the associated NI 43-101 Technical Report in October 2021. The comprehensive study will incorporate work that has been done since the last NI 43-101 report was completed to further de-risk and identify the optimal project configuration. The Company has engaged BBA, Inc. as its lead consultant and retained Whittle Consulting, Resource Modeling, Inc., Resource Development Associates, Easton Process Consulting, and NewFields Companies, LLC to provide specialized technical support.

On August 31, 2020, the Company entered into an At Market Issuance (“ATM”) Sales Agreement with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company was entitled, at its discretion and from time-to-time during the term of the sales agreement, to sell through B. Riley such number of common shares of the Company as would result in aggregate gross proceeds to the Company of up to $10.3 million (the “ATM Offering”).

On September 2, 2020, the Company announced that its existing three largest shareholders had each taken their pro-rata share of the ATM Offering, resulting in the issuance of 5,670,997 common shares (representing 3% of the 187.6 million shares previously issued and outstanding) at the September 1, 2020 closing market price of $1.40 per share for aggregate gross proceeds of $7.9 million.

On October 16, 2020, the Company announced that it had raised the full $10.3 million available pursuant to the ATM Offering with B. Riley. The Company issued a total of 7,334,513 common shares at an average price of $1.40 for gross proceeds of $10.3 million. The Company stated it intended to use the net proceeds of the Offering for working capital and general corporate purposes, including the completion of the PFS announced in [May 2020 to further de-risk the Livengood Gold Project and for environmental baseline studies.

Director Changes

The Company announced the appointment of Christopher Papagianis to the Company’s Board effective June 1, 2020. Mr. Papagianis was nominated for election as a director in accordance with an investor rights agreement with the Company’s largest shareholder, Paulson & Co. Inc. (“Paulson”), and fills a vacancy created by the June 1, 2020 resignation of Damola Adamolekun, the previous Paulson designee.

2021

Outlook

On January 12, 2021, the Company announced that the Board had approved a 2021 budget of $5.6 million and endorsed the associated 2021 work program to advance the Livengood Gold Project. The key element of the 2021 work program is the completion of the PFS on the Livengood Gold Project that is planned for release in October 2021. The work program will also advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

The Company remains open to a strategic alliance to help support the future development of the Project while considering all other appropriate financing options. The size of the gold resource, the Project’s favorable location, and the Company’s proven team are some of the reasons the Company would potentially attract a strategic partner with a long-term development horizon who understands the Project is highly leveraged to gold prices.

Results of Operations

Summary of Quarterly Results

Description	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net income (loss)	$(1,995,576)	$(1,101,763)	$(1,486,464)	$65,085
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$0.00

Description	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net loss	$(760,035)	$(858,406)	$(1,387,054)	$(820,912)
Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.00)

Significant fluctuations in the Company’s quarterly net loss have mainly been the result of operating cost changes.

Year ended December 31, 2020 compared to Year ended December 31, 2019

The Company had cash and cash equivalents of $13,049,293 at December 31, 2020 compared to $6,937,621 at December 31, 2019. The Company incurred a net loss of $4,518,718 for the year ended December 31, 2020, compared to a net loss of $3,826,407 for the year ended December 31, 2019. The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2020 and the year ended December 31, 2019.

Mineral property exploration expenditures were $2,364,899 for the year ended December 31, 2020 compared to $1,689,228 for the year ended December 31, 2019. The increase of $675,671 is due to expenditures for metallurgical studies and engineering to prepare a PFS on the Livengood Gold Project, partially offset by the Company limiting field activities to the continuation of critical environmental baseline work while moving forward with a multi-phase metallurgical test work program.

Share-based payment charges were $385,531 during the year ended December 31, 2020 compared to $405,857 during the year ended December 31, 2019. The $20,326 decrease in share-based payment charges during the period was mainly the result of fewer deferred share units (“DSUs”) issued to certain members of the Board during the year ended December 31, 2020 and incentive options granted to certain officers and employees of the Company during the year ended December 31, 2019 being fully vested upon issuance. The Company granted 451,085 DSUs and 255,000 options during the year ended December 31, 2020 compared to 488,235 DSUs and 187,232 options during the year ended December 31, 2019. Both DSU grants were fully vested upon issuance. At December 31, 2020, there was $71,430 of unrecognized compensation expense related to non-vested options outstanding.

Share-based payment charges were allocated as follows:

Expense category:	Year ended December 31, 2020	Year ended December 31, 2019
Consulting	$304,205	$316,717
Investor relations	6,456	-
Wages and benefits	74,870	89,140
	$385,531	$405,857

Excluding share-based payment charges of $74,870 and $89,140, respectively, wages and benefits increased to $733,967 for the year ended December 31, 2020 from $689,084 for the year ended December 31, 2019. The increase of $44,883 is primarily due to increased payroll and payroll-related benefit accruals as at December 31, 2020.

Professional fees were $219,268 for the year ended December 31, 2020 compared to $192,339 for the year ended December 31, 2019. The increase of $26,929 is due primarily to increased legal fees related to property and general administration matters.

Insurance costs were $144,837 for the year ended December 31, 2020 compared to $123,997 for the year ended December 31, 2019. The increase of $20,840 resulted from premium increases to maintain coverage.

Excluding share-based payment charges of $6,456 and $Nil, respectively, investor relations costs were $50,750 for the year ended December 31, 2020 compared to $38,697 for the year ended December 31, 2019. The increase of $12,053 was due to the year ended December 31, 2019 including a vendor credit of $9,550 for prior year invoicing corrections.

Travel costs were $20,450 for the year ended December 31, 2020 compared to $33,045 for the year ended December 31, 2019. The decrease of $12,595 is due primarily to reduced travel requirements.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Other items amounted to an expense of $103,889 during the year ended December 31, 2020 compared to an expense of $175,938 in the year ended December 31, 2019. The Company had a foreign exchange loss of $191,071 during the year ended December 31, 2020 compared to a foreign exchange loss of $406,454 during the year ended December 31, 2019 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the year ended December 31, 2020 was C$1 to US$0.7461 compared to C$1 to US$0.7537 for the year ended December 31, 2019.

Liquidity and Capital Resources

The Company has no revenue generating operations from which it can internally generate funds. To date, the Company’s ongoing operations have been predominantly financed through sale of its equity securities by way of private placements and the subsequent exercise of share purchase and broker warrants issued in connection with such private placements. However, the exercise of warrants is dependent primarily on the market price and overall market liquidity of the Company’s securities at or near the expiry date of such warrants (over which the Company has no control) and therefore there can be no guarantee that any existing warrants will be exercised. There are currently no warrants outstanding.

In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. While it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its ultimate effects on the Company’s business, results of operations or ability to raise funds at this time, as of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has not had any material adverse effects on the Company.

As at December 31, 2020, the Company reported cash and cash equivalents of $13,049,293 compared to $6,937,621 at December 31, 2019. The increase of approximately $6.1 million resulted mainly from sales made under the Company’s ATM Offering, under which net proceeds were $9.8 million, partially offset by operating expenditures on the Livengood Gold Project of approximately $3.9 million and a positive foreign currency translation impact of approximately $0.2 million. As at March 9, 2021, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

Financing activities during the year ended December 31, 2020 included the ATM Offering whereby the Company issued a total of 7,334,513 common shares at an average price of $1.40 for gross proceeds of $10.3 million. Share issuance costs included $0.5 million related to the Offering.

Financing activities during the year ended December 31, 2019 included the exercise of stock options. Proceeds of $64,254 were received on the issuance of 121,174 shares pursuant to the exercise of stock options.

The Company had no cash flows from investing activities during the year ended December 31, 2020.

Investing activities of $101,692 during the year ended December 31, 2019 were comprised of mineral property costs for land acquisitions of $31,189 that closed in the second quarter and $70,503 that closed in the third quarter.

As at December 31, 2020, the Company had working capital of $12,718,381 compared to working capital of $6,840,418 at December 31, 2019. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2021 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2022 fiscal year.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.” The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2022 fiscal year.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity-based compensation awards to be accounted for using the fair value method. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of the awards. Compensation expense is measured at the grant date and recognized over the requisite service period, which is generally the vesting period.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of International Tower Hill Mines Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Tower Hill Mines Ltd. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of impairment indicators of mineral property

As described in Note 4 to the consolidated financial statements, the carrying amount of the Company’s mineral property was $55,375,124 as at December 31, 2020. Management applies judgment to assess the mineral property for impairment indicators that could give rise to the requirement to conduct a formal impairment test. Internal and external factors such as (i) significant decrease in the market price of the asset, (ii) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, (iii) significant changes in expected capital and operating costs, and reclamation costs, (iv) significant adverse changes in the business climate or legal factors including changes in gold prices, and (v) current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life, are evaluated by management in determining whether there are any indicators of impairment.

The principal considerations for our determination that the assessment of impairment indicators of the mineral property is a critical audit matter are that there was judgement by management when assessing whether there were indicators of impairment for the mineral property. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the judgments made by management in their assessment of indicators of impairment that could give rise to the requirement to conduct a formal impairment test.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include, among others, evaluating management’s assessment of indicators of impairment; and assessing whether there has been a significant decrease in the market price of the asset, significant changes in the expected capital costs, operating costs, reclamation costs, and current period cash flow or operating losses combined with a history of losses or forecasted continued losses associated with the use of the asset, by considering the current and past performance of the mineral property including other third-party information and evidence obtained in other areas of the audit, as applicable. The procedures performed also included (i) evaluating whether there were significant adverse changes in the business climate or legal factors including changes in gold prices by considering external market data and industry data; and (ii) assessing the completeness of external and internal factors that could be considered as indicators of impairment of the Company’s mineral property, including consideration of evidence obtained in other areas of the audit.

We have served as the Company’s auditor since 2017.

/s/ Davidson & Company LLP

Chartered Professional Accountants

Vancouver, British Columbia, Canada
March 9, 2021

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2020 and 2019

(Expressed in U.S. Dollars)

	Note	December 31, 2020	December 31, 2019
ASSETS

Current assets
Cash and cash equivalents		$13,049,293	$6,937,621
Prepaid expenses and other		162,079	238,554
Total current assets		13,211,372	7,176,175
Property and equipment		7,832	15,434
Mineral property	4	55,375,124	55,375,124

Total assets		$68,594,328	$62,566,733

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$199,026	$18,433
Accrued liabilities	5	293,965	317,324
Total liabilities		492,991	335,757

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 194,908,184 and 187,573,671 shares issued and outstanding at December 31, 2020 and 2019, respectively	7	288,032,132	278,213,801
Contributed surplus		35,454,805	35,069,274
Accumulated other comprehensive income		1,759,228	1,574,011
Deficit		(257,144,828)	(252,626,110)

Total shareholders’ equity		68,101,337	62,230,976
Total liabilities and shareholders’ equity		$68,594,328	$62,566,733

Nature of operations (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2020 and 2019

(Expressed in U.S. Dollars)

	Note	December 31, 2020	December 31, 2019
Operating Expenses
Consulting fees	7	$472,413	$484,546
Depreciation		7,602	2,316
Insurance		144,837	123,997
Investor relations	7	57,206	38,697
Mineral property exploration	4	2,364,899	1,689,228
Office		27,590	30,535
Other		17,774	14,910
Professional fees		219,268	192,339
Regulatory		138,191	126,895
Rent	11	135,762	135,737
Travel		20,450	33,045
Wages and benefits	7	808,837	778,224
Total operating expenses		(4,414,829)	(3,650,469)

Other income (expense)
Loss on foreign exchange		(191,071)	(406,454)
Interest income		76,361	164,533
Other income		10,821	65,983

Total other income (expense)		(103,889)	(175,938)

Net loss for the year		(4,518,718)	(3,826,407)

Other comprehensive income
Exchange difference on translating foreign operations		185,217	411,111
Total other comprehensive income for the year		185,217	411,111

Comprehensive loss for the year		$(4,333,501)	$(3,415,296)

Basic and diluted net loss per share		$(0.02)	$(0.02)

Weighted average number of shares outstanding – basic and diluted		189,870,444	187,359,884

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2020 and 2019

(Expressed in U.S. Dollars)

	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2018	186,990,683	$277,852,672	$34,960,292	$1,162,900	$(248,799,703)	$65,176,161
Stock based compensation-option	-	-	89,140	-	-	89,140
Stock based compensation-DSU	-	-	316,717	-	-	316,717
Exchange difference on translating foreign operations	-	-	-	411,111	-	411,111
Maturity of DSU	461,814	245,592	(245,592)	-	-	-
Exercise of options	121,174	64,254	-	-	-	64,254
Reallocation from contributed surplus	-	51,283	(51,283)	-	-	-
Net loss	-	-	-	-	(3,826,407)	(3,826,407)
Balance, December 31, 2019	187,573,671	278,213,801	35,069,274	1,574,011	(252,626,110)	62,230,976
Stock based compensation-option	-	-	90,914	-	-	90,914
Stock based compensation-DSU	-	-	294,617	-	-	294,617
Exchange difference on translating foreign operations	-	-	-	185,217	-	185,217
At-The-Market offering	7,334,513	10,299,277	-	-	-	10,299,277
Share issuance costs	-	(480,946)	-	-	-	(480,946)
Net loss	-	-	-	-	(4,518,718)	(4,518,718)
Balance, December 31, 2020	194,908,184	$288,032,132	$35,454,805	$1,759,228	$(257,144,828)	$68,101,337

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020 and 2019

(Expressed in U.S. Dollars)

	December 31, 2020	December 31, 2019
Operating Activities
Loss for the year	$(4,518,718)	$(3,826,407)
Add items not affecting cash:
Depreciation	7,602	2,316
Stock-based compensation-option	90,914	89,140
Stock-based compensation-DSU	294,617	316,717
Changes in non-cash working capital items:
Accounts receivable	94,795	(15,266)
Prepaid expenses	(14,447)	(11,023)
Accounts payable and accrued liabilities	156,302	(215,110)
Cash used in operating activities	(3,888,935)	(3,659,633)

Financing Activities
Issuance of common shares	10,299,277	64,254
Share issuance costs	(480,946)	-
Cash provided by financing activities	9,818,331	64,254

Investing Activities
Mineral property land acquisition	-	(101,692)
Cash used in investing activities	-	(101,692)

Effect of foreign exchange on cash and cash equivalents	182,276	405,728
Increase/(decrease) in cash and cash equivalents	6,111,672	(3,291,343)
Cash and cash equivalents, beginning of year	6,937,621	10,228,964
Cash and cash equivalents, end of year	$13,049,293	$6,937,621

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

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2020, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2021 fiscal year. As at March 9, 2021, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. While it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its ultimate effects on the Company’s business, results of operations or ability to raise funds at this time, the COVID-19 pandemic has not had any material adverse effects on the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 9, 2021, the Board approved the consolidated financial statements dated December 31, 2020.

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

The areas which require significant judgment and estimates that management has made at the financial reporting date, that could result in a material change to the carrying amounts of assets and liabilities, in the event actual results differ from the assumptions made, relate to, but are not limited to the following:

Significant judgments

•	the determination of functional currencies;

•	quantitative and qualitative factors used in the assessment of impairment of the Company’s mineral property; and

•	the analysis of resource calculations, drill results, labwork, etc. which can impact the Company’s assessment of impairment, and provisions, if any, for environmental rehabilitation and restoration.

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

Furniture and equipment -20% declining balance; and

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income. The Company does not have any material provisions for environmental rehabilitation as of December 31, 2020.

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

Income taxes

The Company accounts for income taxes under the asset and liability method. Current income taxes are the expected taxes payable or receivable on the taxable income or loss for the year, using tax rates enacted or substantively enacted at the reporting date, and any adjustment to taxes payable in respect of previous years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the asset and liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion or the entire deferred tax asset will not be recognized.

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2020, this calculation proved to be anti-dilutive, and therefore the Company’s 2,707,049 stock options and 1,834,481 deferred share units (“DSUs”) outstanding at year-end have been excluded from the calculation.

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity-based compensation awards to be accounted for using the fair value method. Equity-settled share-based payment arrangements are initially measured at fair value at the date of grant and recorded within shareholders’ equity. Arrangements considered to be cash-settled are initially recorded at fair value and classified as accrued liabilities, and subsequently re-measured at fair value at each reporting date. The Company’s stock option plan is an equity-settled arrangement and the Company’s deferred share unit plan can be an equity or cash settled arrangement depending on the grant date term.

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

Accounting Standards Update No. 2018-13—Fair Value Measurement (Topic 820). In August 2018, the FASB issued guidance that modifies the disclosure requirements for fair value measurements by removing, modifying or adding disclosures. The Company adopted the standards on January 1, 2020 and adoption had no impact on the Company’s financial statements .

Recently issued accounting pronouncements

Accounting Standards Update No. 2019-12—Income Taxes (Topic 740). In December 2019, the FASB issued guidance intended to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles and also clarifies and amends existing guidance to improve consistent application. The Company is required to adopt this new standard for interim and annual periods beginning after December 15, 2020. The adoption of guidance will have no impact on the Company’s financial statements.

Accounting Standards Update No. 2016-13—Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance intended to change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to estimate lifetime expected credit losses and recognize an allowance against the related instruments. For available for sale debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. The adoption of this update, if applicable, will result in earlier recognition of losses and impairments.

Accounting Standards Update No. 2018-19—Codification Improvements to ASC 326, Financial Instruments—Credit Losses. In November 2018, the FASB introduced guidance on an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. ASU 2018-19 is the final version of Proposed Accounting Standards Update 2018-270, which has been deleted. Additionally, the amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases.

These updates are effective beginning January 1, 2023, and the Company is currently evaluating ASU 2016-13 and ASU 2018-19 and the potential impact of adopting this guidance on its financial reporting.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,

•	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.	MINERAL PROPERTY

The Company had the following activity related to the mineral property:

Capitalized acquisition costs	Amount
Balance, December 31, 2018	$55,273,432
Additions	101,692
Balance, December 31, 2019	$55,375,124
Additions	-
Balance, December 31, 2020	$55,375,124

The following table presents costs incurred for exploration and evaluation activities for the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020	Year ended December 31, 2019
Exploration costs:
Aircraft services	$-	$4,350
Environmental	169,704	169,171
Equipment and facilities rental	54,945	75,774
Field costs	70,254	75,772
Geological/geophysical	1,437,530	710,121
Land maintenance & tenure	563,243	575,975
Legal	54,982	70,229
Transportation and travel	14,241	7,836
Total expenditures for the year	$2,364,899	$1,689,228

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

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2020, the Company has paid $3,651,168 from the inception of this lease.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. As of December 31, 2020, the Company has paid $830,000 from the inception of this lease.

c)	a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. As of December 31, 2020, the Company has paid $250,000 from the inception of this lease. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease.

d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the sum of $250,000 upon making a positive production decision, payable $125,000 within 120 days of the decision and $125,000 within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. As of December 31, 2020, the Company has paid $173,000 from the inception of this lease.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Accrued liabilities	$227,459	$278,644
Accrued salaries and benefits	66,506	38,680
Total accrued liabilities	$293,965	$317,324

Accrued liabilities at December 31, 2020 include accruals for general corporate costs and project costs of $51,151 and $176,308, respectively. Accrued liabilities at December 31, 2019 include accruals for general corporate costs and project costs of $57,114 and $221,530, respectively.

6.	INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Loss before income taxes	$(4,518,718)	$(3,826,407)
Statutory Canadian corporate tax rate	27.00%	27.00%

Expected income tax (recovery)	$(1,220,054)	$(1,033,130)
Share-based payments	104,093	109,581
Difference in tax rates in other jurisdictions	(115,057)	(88,499)
Share issue cost	(129,854)	68,800
Adjustment to prior years provision versus statutory tax returns	(7,789)	3,721
Change in unrecognized deductible temporary differences	1,368,661	939,527
Total income tax expense (recovery)	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred income tax assets (liabilities):
Mineral properties	$18,750,505	$20,156,879
Property and equipment	10,365	8,059
Share issue costs	118,756	31,653
Net operating losses available for future periods	55,302,874	52,617,248
	74,182,500	72,813,839
Valuation allowance	(74,182,500)	(72,813,839)
Net deferred tax asset	$-	$-

At December 31, 2020, the Company has available net operating losses for Canadian income tax purposes of approximately $22,859,000 and net operating losses for US income tax purposes of approximately $161,614,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States
2040	$907,000	$8,081,000
2039	910,000	7,743,000
2038	388,000	8,638,000
2037	1,394,000	8,800,000
2036	1,383,000	8,798,000
2035	406,000	10,703,000
2034	1,694,000	12,587,000
2033	1,827,000	14,208,000
2032	2,629,000	16,797,000
2031	4,180,000	40,825,000
2030	2,829,000	18,765,000
2029	2,074,000	2,973,000
2028	1,253,000	1,412,000
2027	907,000	1,284,000
2026	78,000	-
	$22,859,000	$161,614,000

The Company also has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $117,054,000 which may be deductible for U.S. tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

7.	SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of 500,000,000 common shares without par value. At December 31, 2019 and 2020, there were 187,573,671 and 194,908,184 shares issued and outstanding, respectively.

Share issuances

On August 31, 2020, the Company entered into an At Market Issuance (“ATM”) Sales Agreement with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company was entitled, at its discretion and from time-to-time during the term of the sales agreement, to sell through B. Riley such number of common shares of the Company as would result in aggregate gross proceeds to the Company of up to $10,300,000 (the “Offering”). The Company would pay B. Riley a commission of up to 3% of the gross proceeds from the sale of common shares pursuant to the ATM Sales Agreement.

During the year ended December 31, 2020, the Company issued 7,334,513 common shares pursuant to the Offering for gross proceeds of $10,299,277. Share issuance costs were $480,946 resulting in net proceeds of $9,818,331 from the Offering.

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

During the year ended December 31, 2020, the Company granted a total of 255,000 incentive stock options to employees of the Company to purchase common shares in the capital stock of the Company at an issue price of C$0.92 per share. Of the total 255,000 stock options granted, 150,000 were granted to Mr. Karl Hanneman, Chief Executive Officer. All of the options vest one-third on the grant date, one-third on May 27, 2021, one-third on May 27, 2022 and expire on May 27, 2026.

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

A summary of the status of the stock option plan as of December 31, 2020 and 2019 and changes during the fiscal years is presented below:

	Year Ended			Year Ended
	December 31, 2020			December 31, 2019
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)
Balance, beginning of the year	2,452,049	$0.94		3,655,991	$0.98
Granted	255,000	$0.92		187,232	$0.85
Exercised	-	-		(121,174)	$0.70
Cancelled	-	-		(1,270,000)	$1.06
Balance, end of the year	2,707,049	$0.94	$2,287,262	2,452,049	$0.94	$59,734

The weighted average remaining life of options outstanding at December 31, 2020 was 2.6 years.

Stock options outstanding are as follows:

	December 31, 2020			December 31, 2019
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
February 25, 2022	$1.11	510,000	510,000	$1.11	510,000	510,000
February 25, 2022	$0.73	270,000	270,000	$0.73	270,000	270,000
March 10, 2022	$1.11	120,000	120,000	$1.11	120,000	120,000
March 16, 2023	$1.00	580,000	580,000	$1.00	580,000	580,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	85,000	-	-	-
		2,707,049	2,537,049		2,452,049	2,452,049

A summary of the non-vested options as of December 31, 2020 and 2019 and changes during the fiscal years ended December 31, 2020 and 2019 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2018	83,333	$0.40
Granted	187,232	$0.62
Vested	(270,565)	$0.55
Outstanding at December 31, 2019	-	-
Granted	255,000	$0.76
Vested	(85,000)	$0.76
Outstanding at December 31, 2020	170,000	$0.76

At December 31, 2020, there was $71,430 of unrecognized compensation expense related to non-vested options outstanding.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). On May 24, 2017, at the Company’s Annual General and Special Meeting of Shareholders, the DSU Plan was approved. As at December 31, 2020, the maximum aggregate number of common shares that could be issued under the DSU Plan and the 2006 Plan was 19,490,818, representing 10% of the number of issued and outstanding common shares on that date (on a non-diluted basis). As at December 31, 2020, the Company had stock options to potentially acquire 2,707,049 common shares outstanding under the 2006 Plan (representing approximately 1.39% of the outstanding common shares), leaving up to 16,783,769 common shares available for future grants under the DSU Plan and under the 2006 Plan (combined) based on the number of outstanding common shares as at that date on a non-diluted basis (representing an aggregate of approximately 8.61% of the outstanding common shares).

During the year ended December 31, 2020, in accordance with the DSU Plan, the Company granted each of the members of the Company’s Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 90,217 DSUs for a total of 451,085 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$0.92 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

During the year ended December 31, 2019, in accordance with the Company’s DSU Plan, the Company granted each of the members of the Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 97,647 DSUs for a total of 488,235 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$0.85 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

The DSUs entitle the holders to receive common shares of the Company’s stock without the payment of any consideration. The DSUs vested immediately upon being granted, but the common shares of stock underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

DSUs outstanding are as follows:

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
	Number of DSUs	Weighted average grant-date fair value (C$)	Number of DSUs	Weighted average grant-date fair value (C$)
Balance, beginning of the year	1,383,396	$0.77	1,356,975	$0.72
Issued	451,085	$0.92	488,235	$0.85
Delivered	-	-	(461,814)	$0.71
Balance, end of the year	1,834,481	$0.81	1,383,396	$0.77

Share-based payments

During the year ended December 31, 2020, the Company granted 255,000 stock options and 451,085 DSUs for common shares of the Company. Share-based payment compensation for the year ended December 31, 2020 totaled $385,531 ($90,914 related to stock options and $294,617 related to DSUs). Of the total expense for the year ended December 31, 2020, $304,205 was included in consulting fees, $74,870 was included in wages and benefits, and $6,456 was included in investor relations in the statement of operations and comprehensive loss.

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

The following weighted average assumptions were used for the Black-Scholes option pricing model of the stock options:

	Year ended December 31, 2020	Year ended December 31, 2019
Expected life of options	6 years	6 years
Risk-free interest rate	0.40%	1.23%
Expected volatility	80.92%	85.44%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$0.92	$0.85

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

8.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2020
Mineral property	$-	$55,375,124	$55,375,124
Property and equipment	7,832	-	7,832
Current assets	12,862,068	349,304	13,211,372
Total assets	$12,869,900	$55,724,428	$68,594,328

December 31, 2019
Mineral property	$-	$55,375,124	$55,375,124
Property and equipment	7,979	7,455	15,434
Current assets	6,652,289	523,886	7,176,175
Total assets	$6,660,268	$55,906,465	$62,566,733

		Year ended December 31, 2020	Year ended December 31, 2019
Net loss for the year - Canada		$(1,134,685)	$(1,223,489)
Net loss for the year - United States		(3,384,033)	(2,602,918)
Net loss for the year		$(4,518,718)	$(3,826,407)

9.	COMMITMENTS

The following table discloses, as of December 31, 2020, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2021	2022	2023	2024	2025	2026 and beyond	Total
Mineral Property Leases(1)	$428,860	$433,221	$521,526	$527,045	$532,633	$538,291	$2,981,576
Mining Claim Government Fees	132,460	132,460	132,460	132,460	132,460	132,460	794,760
Total	$561,320	$565,681	$653,986	$659,505	$665,093	$670,751	$3,776,336

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

10.	RELATED PARTY TRANSACTIONS

On August 31, 2020, the Company entered into an At Market Issuance (“ATM”) Sales Agreement with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company was entitled, at its discretion and from time-to-time during the term of the sales agreement, to sell through B. Riley such number of common shares of the Company as would result in aggregate gross proceeds to the Company of up to $10,300,000 (the “Offering”). No offers or sales of common shares were made in Canada through the facilities of the Toronto Stock Exchange or other trading markets. On September 2, 2020, the Company announced that its existing three largest shareholders had each taken their pro-rata share of the Offering, resulting in the issuance of 4,490,997 common shares (representing 2% of the 187,573,671 shares previously issued and outstanding) at the September 1, 2020 closing market price of $1.40 per share for aggregate gross proceeds of $6,287,396.

11.	LEASES

On December 12, 2019, the Company entered into a one-year operating lease agreement (for the lease period of January 1, 2020 through December 31, 2020) of the Fairbanks office. After the initial one-year lease period, the agreement has continued on a month-to-month basis. Therefore, the Company has elected the short-term lease recognition exemption for the office lease. Accordingly, office lease costs will continue to be reported as rent expense on the Consolidated Statements of Operations and Comprehensive Loss and the Company will not recognize a right-of-use (ROU) asset and lease liability on the Consolidated Balance Sheets.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2020, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2020. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2020 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2020 (the “2021 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com. We intend to post on our website any amendments to, or waivers from our Code of Business Conduct and Ethics applicable to senior financial executives.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2021 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2021 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2021 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2021 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

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

(3)            Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Articles of the Company, as amended on June 11, 2013 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on July 31, 2013 and incorporated herein by reference)

4.1	Form of Common Share Certificate (filed as Exhibit 1 to the Company’s Form 8-A on August 2, 2007 and incorporated herein by reference)

4.2	Investor Rights Agreement, dated December 28, 2016, between International Tower Hill Mines Ltd. and Paulson & Co. Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on January 5, 2017 and incorporated herein by reference)

4.3	Description of Securities (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K on March 10, 2020 and incorporated herein by reference)

10.1	Mining Lease with Option to Purchase, dated January 18, 2007, between Talon Gold Alaska Inc. and Bernard E. Griffin, Donna Griffin, Larry Kilgore, Sherry Gerbi, Jerry Griffin, Tim Miller, Lynne Miller, Robert and Marcia Miller (filed as Exhibit 11 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.2**	Upland Mining Lease, effective July 1, 2004, between the Alaska Mental Health Trust Authority and Tower Hill Mines, Inc. (as successor to AngloGold (U.S.A.)) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A on December 10, 2013 and incorporated herein by reference)

10.3	Addendum No. 2 to Upland Mining Lease, effective July 1, 2007, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.4	Addendum No. 3 to Upland Mining Lease, effective January 1, 2010, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.5	Addendum No. 4 to Upland Mining Lease, effective June 27, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.6**	Addendum No. 5 to Upland Mining Lease, effective June 30, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.7*	2006 Stock Option Plan, as amended September 19, 2012 (filed as Exhibit 10.9 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.8*	Form of Stock Option Agreement for use under the 2006 Stock Option Plan (filed as Exhibit 10.10 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.9*	2017 Deferred Share Unit Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 11, 2017 and incorporated herein by reference)

10.10*	Consulting Agreement, dated May 11, 2015, between David A. Cross and International Tower Hill Mines Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.11*	Financial and Accounting Consulting Agreement, dated May 11, 2015, between Cross Davis & Company LLP, Certified General Accountants and International Tower Hill Mines Ltd. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.12*	Amended and Restated Employment Agreement, dated March 12, 2018, between Karl Hanneman and Tower Hill Mines (US) LLC

10.13	Amended and Restated Mining Lease, dated November 22, 2017, between Kasey Leigh Tucker and Tower Hill Mines, Inc. to amend and restate Mining Lease effective as of March 28, 2017, between Ronald Tucker and Talon Gold Alaska, Inc. (filed as Exhibit 10.16 to the Company’s Form 10-K on March 15, 2019 and incorporated herein by reference)

10.14	Subscription Agreement, dated March 13, 2018, between the Company and Electrum Strategic Opportunities Fund II, L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

10.15	Subscription Agreement, dated March 13, 2018, between the Company and Paulson & Co. Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

21.1+	Subsidiaries of the Company

23.1+	Consent of Davidson & Company LLC

24+	Power of Attorney (see signature page)

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2020 and 2019, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2020 and 2019, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019, and (v) the Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement

**	Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

+	Filed or furnished herewith

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

Date: March 10, 2021

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

By:	/s/ Karl L. Hanneman	By:	/s/ Marcelo Kim
	Karl L. Hanneman		Marcelo Kim
	Chief Executive Officer and Director		Director
(Principal Executive Officer)

Date:	March 10, 2021	Date:	March 10, 2021

By:	/s/ David Cross	By:	/s/ Stephen A. Lang
	David Cross		Stephen A. Lang
	Chief Financial Officer (Principal Financial and Accounting Officer)		Director

Date:	March 10, 2021	Date:	March 10, 2021

By:	/s/ Anton J. Drescher	By:	/s/ Christopher Papagianis
	Anton J. Drescher		Christopher Papagianis
	Director		Director

Date:	March 10, 2021	Date:	March 10, 2021

By:	/s/ Stuart A. Harshaw	By:	/s/ Thomas S. Weng
	Stuart A. Harshaw		Thomas S. Weng
	Director		Director

Date:	March 10, 2021	Date:	March 10, 2021