Form 10-Q
period 2021-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2021-05-07
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2710 - 200 Granville Street Vancouver, British Columbia, Canada, V6C 1S4 (Address of Principal Executive Offices)	V6C 1S4 (Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Shares, no par value	THM	NYSE American

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

As of April 29, 2021, the registrant had 194,908,184 common shares outstanding.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” “plans” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to be able to raise the necessary funds to continue operations on acceptable terms, if at all;
•	the preparation, timing, costs, and any anticipated contents of an updated pre-feasibility study (“PFS”) for the Livengood Gold Project, including the ability to incorporate work done since the Company’s April 2017 NI 43-101 report and further de-risk and identify the optimal project configuration for the Livengood Gold Project;
•	the potential to improve the block model or production schedule at the Livengood Gold Project;
•	the potential for opportunities to improve recovery or further reduce costs at the Livengood Gold Project;
•	the Company’s ability to potentially include the results of its optimization process in the PFS or any future financial analysis of the Project and the estimated cost of such optimization process;
•	the Company’s ability to carry forward and incorporate into future engineering studies of the Livengood Gold Project updated mine design, production schedule and recovery concepts identified during the optimization process;
•	the Company’s potential to carry out an engineering phase that will evaluate and optimize the Livengood Gold Project configuration and capital and operating expenses, including determining the optimum scale for the Livengood Gold Project;
•	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;
•	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Livengood Gold Project;
•	the potential for the expansion of the estimated resources at the Livengood Gold Project;
•	the potential for a production decision concerning, and any production at, the Livengood Gold Project;
•	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;
•	the Company’s estimates of the quality and quantity of the resources at the Livengood Gold Project;
•	the timing and cost of any future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom;
•	the expected levels of overhead expenses; and
•	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020, which are incorporated herein by reference, as well as other factors described elsewhere in the Company’s other reports filed with the SEC.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at March 31, 2021 and December 31, 2020

(Expressed in US Dollars - Unaudited)

	Note	March 31, 2021	December 31, 2020
ASSETS

Current
Cash and cash equivalents	1	$11,998,038	$13,049,293
Prepaid expenses and other		167,199	162,079
Total current assets		12,165,237	13,211,372

Property and equipment		7,805	7,832
Capitalized acquisition costs	4	55,375,124	55,375,124
Total assets		$67,548,166	$68,594,328

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$229,277	$199,026
Accrued liabilities	5	193,061	293,965

Total liabilities		422,338	492,991

Shareholders’ equity
Share capital, no par value; authorized 500,000,000 shares; 194,908,184 shares issued and outstanding at March 31, 2021 and December 31, 2020	6	288,032,132	288,032,132
Contributed surplus		35,473,776	35,454,805
Accumulated other comprehensive income		1,902,620	1,759,228
Deficit		(258,282,700)	(257,144,828)

Total shareholders’ equity		67,125,828	68,101,337

Total liabilities and shareholders’ equity		$67,548,166	$68,594,328

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2021 and 2020

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2021	March 31, 2020
Operating expenses
Consulting fees	6	$60,001	$40,419
Depreciation		27	443
Insurance		40,910	31,224
Investor relations	6	12,193	10,490
Mineral property exploration	4	539,754	115,420
Office		4,585	7,620
Other		3,258	3,892
Professional fees		46,641	52,120
Regulatory		100,023	61,173
Rent		33,956	33,933
Travel		2,508	2,162
Wages and benefits	6	163,250	154,530
Total operating expenses		(1,007,106)	(513,426)

Other income (expenses)
Gain/(loss) on foreign exchange		(140,687)	541,186
Interest income		9,921	37,325
Total other income (expenses)		(130,766)	578,511

Net income (loss) for the period		(1,137,872)	65,085

Other comprehensive income (loss)
Exchange difference on translating foreign operations		143,392	(553,334)
Total other comprehensive income (loss) for the period		143,392	(553,334)
Comprehensive loss for the period		$(994,480)	$(488,249)
Basic and diluted loss per share		$(0.01)	$(0.00)
Weighted average number of shares outstanding – basic and diluted		194,908,184	187,573,671

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and 2020

(Expressed in US Dollars - Unaudited)

	Three-Month Period Ended March 31, 2021
	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2020	194,908,184	$288,032,132	$35,454,805	$1,759,228	$(257,144,828)	$68,101,337
Stock-based compensation-options	-	-	18,971	-	-	18,971
Exchange difference on translating foreign operations	-	-	-	143,392	-	143,392
Net loss	-	-	-	-	(1,137,872)	(1,137,872)
Balance, March 31, 2021	194,908,184	$288,032,132	$35,473,776	$1,902,620	$(258,282,700)	$67,125,828

	Three-Month Period Ended March 31, 2020
	Number of shares	Share capital	Contributed surplus	Accumulated other comprehensive income	Deficit	Total
Balance, December 31, 2019	187,573,671	$278,213,801	$35,069,274	$1,574,011	$(252,626,110)	$62,230,976
Exchange difference on translating foreign operations	-	-	-	(553,334)	-	(553,334)
Net income	-	-	-	-	65,085	65,085
Balance, March 31, 2020	187,573,671	$278,213,801	$35,069,274	$1,020,677	$(252,561,025)	$61,742,727

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2021 and 2020

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating Activities
Income (Loss) for the period	$(1,137,872)	$65,085
Add items not affecting cash:
Depreciation	27	443
Stock-based compensation-options	18,971	-
Changes in non-cash items:
Accounts receivable	24,155	108,287
Prepaid expenses and other	(27,846)	(12,049)
Accounts payable and accrued liabilities	(72,012)	(92,726)
Cash (used in) provided by operating activities	(1,194,577)	69,040

Effect of foreign exchange on cash	143,322	(540,996)
Change in cash and cash equivalents	(1,051,255)	(471,956)
Cash and cash equivalents, beginning of the period	13,049,293	6,937,621

Cash and cash equivalents, end of the period	$11,998,038	$6,465,665

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2021 and 2020

(Expressed in US Dollars - Unaudited)

1.	GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2710 – 200 Granville Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At March 31, 2021, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at March 31, 2021, the Company had cash and cash equivalents of $11,998,038 compared to $13,049,293 at December 31, 2020. The Company has no revenue generating operations from which it can internally generate funds.

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

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2021 and the results of its operations for the three months then ended. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2021 and 2020

(Expressed in US Dollars - Unaudited)

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

On May 6, 2021, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

Basis of consolidation

These condensed consolidated interim financial statements include the accounts of ITH and its wholly-owned subsidiaries TH Alaska, TH US, and LPI. All intercompany transactions and balances have been eliminated.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.	MINERAL PROPERTY

The Company had the following activity related to the mineral property:

Capitalized acquisition costs	Amount
Balance, December 31, 2020	$55,375,124
Acquisition costs	-
Balance, March 31, 2021	$55,375,124

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2021 and 2020

(Expressed in US Dollars - Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the three months ended March 31, 2021 and 2020:

	March 31,2021	March 31,2020
Exploration costs:
Environmental	$55,690	$36,584
Equipment rental	15,372	11,639
Field costs	43,413	39,272
Geological/geophysical	372,724	6,286
Land maintenance and tenure	30,130	30,210
Legal	22,425	(8,571)
Total expenditures for the period	$539,754	$115,420

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. During the three months ended March 31, 2021 and from the inception of this lease, the Company has paid $Nil and $3,651,168, respectively.

b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the three months ended March 31, 2021 and from the inception of this lease, the Company has paid $Nil and $830,000, respectively.

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company paid $15,000 of royalties during the three months ended March 31, 2021, for a total of $265,000 from the inception of this lease. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease.

NTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2021 and 2020

(Expressed in US Dollars - Unaudited)

d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the three months ended March 31, 2021, for a total of $188,000 from the inception of this lease.

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

5.	ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at March 31, 2021 and December 31, 2020.

	March 31,2021	December 31,2020
Accrued liabilities	$171,783	$227,459
Accrued salaries and benefits	21,278	66,506
Total accrued liabilities	$193,061	$293,965

Accrued liabilities at March 31, 2021 include accruals for general corporate costs and project costs of $52,837 and $118,946, respectively. Accrued liabilities at December 31, 2020 include accruals for general corporate costs and project costs of $51,151 and $176,308, respectively.

6.	SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of 500,000,000 common shares without par value. At December 31, 2020 and March 31, 2021, there were 194,908,184 shares issued and outstanding.

Share issuances

There were no share issuances during the three months ended March 31, 2021.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2021 and 2020

(Expressed in US dollars – Unaudited)

A summary of the options granted under the Stock Option Plan as of March 31, 2021 and December 31, 2020 is presented below:

	Three Months Ended			Year Ended
	March 31, 2021			December 31, 2020
	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)	Number of Options	Weighted Average Exercise Price (C$)	Aggregate Intrinsic Value (C$)
Balance, beginning of the period	2,707,049	$0.94		2,452,049	$0.94
Granted	-	-		255,000	0.92
Balance, end of the period	2,707,049	$0.94	$1,123,231	2,707,049	$0.94	$2,287,262

The weighted average remaining life of options outstanding at March 31, 2021 was 2.4 years.

Stock options outstanding are as follows:

	March 31, 2021			December 31, 2020
Expiry Date	Exercise Price (C$)	Number of Options	Exercisable	Exercise Price (C$)	Number of Options	Exercisable
February 25, 2022	$1.11	510,000	510,000	$1.11	510,000	510,000
February 25, 2022	$0.73	270,000	270,000	$0.73	270,000	270,000
March 10, 2022	$1.11	120,000	120,000	$1.11	120,000	120,000
March 16, 2023	$1.00	580,000	580,000	$1.00	580,000	580,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	85,000	$0.92	255,000	85,000
		2,707,049	2,537,049		2,707,049	2,537,049

A summary of the non-vested options as of March 31, 2021 and changes during the three months ended March 31, 2021 is as follows:

Non-vested options:	Number of options	Weighted average grant-date fair value (C$)
Outstanding at December 31, 2020	170,000	$0.76
Outstanding at March 31, 2021	170,000	$0.76

At March 31, 2021, there was unrecognized compensation expense of C$47,412 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.9 years.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2021 and 2020

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

During the year ended December 31, 2020, the Company granted each of the members of the Board (other than those directors nominated for election by Paulson & Co. Inc., the Company’s largest shareholder) 90,217 deferred share units (“DSUs”) with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$0.92 per DSU, representing C$83,000 per director or C$415,000 in the aggregate. The DSUs entitle the holders to receive common shares of the Company without the payment of any consideration. The DSUs vested immediately upon being granted but the common shares underlying the DSUs are not deliverable to the holder until the holder is no longer serving on the Board.

DSUs outstanding are as follows:

	Three Months Ended		Year Ended
	March 31, 2021		December 31, 2020
	Number of Units	Weighted Average Exercise Price (C$)	Number of Units	Weighted Average Exercise Price (C$)
Balance, beginning of the period	1,834,481	$0.81	1,383,396	$0.77
Issued	-	-	451,085	$0.92
Balance, end of the period	1,834,481	$0.81	1,834,481	$0.81

Share-based payments

During the three-month period ended March 31, 2021, there were no stock options granted under the Stock Option Plan and no DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended March 31, 2021 totaled $18,971 ($18,971 related to stock options and $Nil related to DSUs). Of the total expense for the period ended March 31, 2021, $2,232 was included in consulting fees, $1,116 was included in investor relations, and $15,623 was included in wages and benefits in the statement of operations and comprehensive loss.

During the three-month period ended March 31, 2020, there were no stock options granted under the Stock Option Plan and no DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended March 31, 2020 totaled $Nil.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2021 and 2020

(Expressed in US dollars – Unaudited)

7.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2021
Capitalized acquisition costs	$-	$55,375,124	$55,375,124
Property and equipment	7,805	-	7,805
Current assets	11,673,206	492,031	12,165,237
Total assets	$11,681,011	$55,867,155	$67,548,166
December 31, 2020
Capitalized acquisition costs	$-	$55,375,124	$55,375,124
Property and equipment	7,832	-	7,832
Current assets	12,862,068	349,304	13,211,372
Total assets	$12,869,900	$55,724,428	$68,594,328

Three months ended	March 31, 2021	March 31, 2020
Net income (loss) for the period – Canada	$(366,948)	$413,537
Net loss for the period – United States	(770,924)	(348,452)
Net income (loss) for the period	$(1,137,872)	$65,085

8.	COMMITMENTS

The following table discloses the Company’s contractual obligations as of March 31, 2021, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2021	2022	2023	2024	2025	2026 and beyond	Total
Mineral Property Leases(1)	$392,688	$426,972	$513,715	$519,136	$524,625	$530,183	$2,907,319
Mining Claim Government Fees	132,460	132,460	132,460	132,460	132,460	132,460	794,760
Total	$525,148	$559,432	$646,175	$651,596	$657,085	$662,643	$3,702,079

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. All currency amounts are stated in U.S. dollars unless noted otherwise.

Current Business Activities

General

In response to improved gold prices and changing worldwide macroeconomic conditions that are now supportive of accelerating work on the Livengood Gold Project, on May 7, 2020, the Board directed management to prepare an updated pre-feasibility study (“PFS”) for the Project.

Recent Developments

On January 12, 2021, the Company announced that the Board had approved a 2021 budget of $5.6 million and endorsed the associated 2021 work program to advance the Livengood Gold Project. The key element of the 2021 work program is the completion of the updated PFS for the Livengood Gold Project that is planned for release in October 2021. The work program will also advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

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

Results of Operations

Summary of Quarterly Results

Description	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Net income (loss)	$(1,137,872)	$(1,995,576)	$(1,101,763)	$(1,486,464)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Net income (loss)	$65,085	$(760,035)	$(858,406)	$(1,387,054)
Basic and diluted net gain (loss) per common share	$0.00	$(0.00)	$(0.01)	$(0.01)

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

The Company had a net loss of $1,137,872 for the three months ended March 31, 2021, compared to a net income of $65,085 for the three months ended March 31, 2020.

Mineral property expenditures were $539,754 for the three months ended March 31, 2021 compared to $115,420 for the three months ended March 31, 2020. The increase of $424,334 is primarily due to efforts toward an updated PFS during the three months ended March 31, 2021.

Regulatory costs were $100,023 for the three months ended March 31, 2021 compared to $61,173 for the three months ended March 31, 2020. The increase of $38,850 is primarily due to increased TSX, New York Stock Exchange, and annual SEDAR fees related to the Company’s increased market valuation.

Excluding share-based costs of $2,232 and $Nil for the three months ended March 31, 2021 and March 31, 2020, respectively, consulting costs were $57,769 for the three months ended March 31, 2021, compared to $40,419 for the three months ended March 31, 2020. The increase of $17,350 is primarily due to increased investor relations support services.

Insurance costs were $40,910 for the three months ended March 31, 2021, compared to $31,224 for the three months ended March 31, 2020. The increase of $9,686 is primarily due to premium increases.

Excluding share-based costs of $15,623 and $Nil for the three months ended March 31, 2021 and March 31, 2020, respectively, wages and benefits were $147,627, for the three months ended March 31, 2021 compared to $154,530 for the three months ended March 31, 2020. The decrease of $6,903 is primarily due to a variation in timing of employee benefits.

Share-based payment charges

Share-based payment charges for the three-month periods ended March 31, 2021 and 2020 were allocated as follows:

Expense category:	March 31, 2021	March 31, 2020
Consulting	$2,232	$-
Investor relations	1,116	-
Wages and benefits	15,623	-
Total	$18,971	$-

Share-based payment charges were $18,971 during the three months ended March 31, 2021 compared to $Nil during the three months ended March 31, 2020. The increase of $18,971 is mainly the result of the stock options for common shares of the Company issued to its employees and consultants on August 8, 2019 being fully vested upon issuance and the stock options for common shares of the Company issued to its employees and consultants on May 27, 2020 vesting over a period of two years, with only one-third being exercisable upon grant.

Other items amounted to total other expense of $130,766 during the three-month period ended March 31, 2021, compared to total other income of $578,511 during the three-month period ended March 31, 2020. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $140,687 during the three-month period ended March 31, 2021, compared to a gain of $541,186 during the three-month period ended March 31, 2020. The average exchange rate during the three-month period ended March 31, 2021 was C$1 to US$0.7899 compared to C$1 to US$0.7443 during the three-month period ended March 31, 2020. Interest income was $9,921 for the three-month period ended March 31, 2021, compared to $37,325 for the three-month period ended March 31, 2020. The decrease of $27,404 is primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate.

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

As at March 31, 2021, the Company had cash and cash equivalents of $11,998,038 compared to $13,049,293 at December 31, 2020. The decrease of approximately $1.1 million resulted mainly from the expenditures on operating activity of $1.2 million and a positive foreign currency transaction impact of $0.1 million.

The Company had no cash flows from financing activities during the three-month periods ended March 31, 2021 and 2020.

The Company had no cash flows from investing activities during the three-month periods ended March 31, 2021 and 2020.

As at March 31, 2021, the Company had working capital of $11,742,899 compared to working capital of $12,718,381 at December 31, 2020. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2021 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Contractual Obligations and Commitments

The following table discloses the Company’s contractual obligations as of March 31, 2021, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2021	2022	2023	2024	2025	2026 and beyond	Total
Mineral Property Leases(1)	$392,688	$426,972	$513,715	$519,136	$524,625	$530,183	$2,907,319
Mining Claim Government Fees	132,460	132,460	132,460	132,460	132,460	132,460	794,760
Total	$525,148	$559,432	$646,175	$651,596	$657,085	$662,643	$3,702,079

1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments).

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2021, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2021, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 7, 2021