Form 10-Q
period 2021-06-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2021-08-06
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

◻                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 Yes  ⌧   No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ⌧   No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻ No  ⌧

As of July 30, 2021, the registrant had 194,908,184 common shares outstanding.

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

CAUTIONARY NOTE TO ALL INVESTORS CONCERNING ECONOMIC ASSESSMENTS THAT INCLUDE INFERRED RESOURCES

The Company currently holds or has the right to acquire interests in an advanced stage exploration project in Alaska referred to as the Livengood Gold Project (the “Livengood Gold Project”). Mineral resources that are not mineral reserves have no demonstrated economic viability. The preliminary assessments on the Livengood Gold Project are preliminary in nature and include “inferred mineral resources” that have a great amount of uncertainty as to their existence, and are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian disclosure rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies. There is no certainty that such inferred mineral resources at the Livengood Gold Project will ever be realized. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically or legally mineable.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” “plans” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

●	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to raise the necessary funds to continue operations on acceptable terms, if at all;
●	the preparation, timing, costs, and any anticipated contents of an updated pre-feasibility study (“PFS”) for the Livengood Gold Project, including the ability to incorporate work done since the Company’s April 2017 NI 43-101 report and further de-risk and identify the optimal project configuration for the Livengood Gold Project;
●	the potential to improve the block model or production schedule at the Livengood Gold Project;
●	the potential for opportunities to improve recovery or further reduce costs at the Livengood Gold Project;
●	the Company’s ability to potentially include the results of its optimization process in the PFS or any future financial analysis of the Livengood Gold Project and the estimated cost of such optimization process;
●	the Company’s ability to carry forward and incorporate into future engineering studies of the Livengood Gold Project updated mine design, production schedule and recovery concepts identified during the optimization process;
●	the Company’s potential to carry out an engineering phase that will evaluate and optimize the Livengood Gold Project configuration and capital and operating expenses, including determining the optimum scale for the Livengood Gold Project;
●	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;
●	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Livengood Gold Project;
●	the potential for the expansion of the estimated resources at the Livengood Gold Project;
●	the potential for a production decision concerning, and any production at, the Livengood Gold Project;
●	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;
●	the Company’s estimates of the quality and quantity of the resources at the Livengood Gold Project;
●	the timing and cost of any future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom;
●	the expected levels of overhead expenses; and
●	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others:

●	the demand for, and level and volatility of the price of gold;
●	conditions in the financial markets generally, the overall sentiment of the markets for public equity, interest rates and currency rates;
●	general business and economic conditions, including the effect of the COVID-19 pandemic on such conditions;
●	government regulation and proposed legislation (and changes thereto or interpretations thereof);
●	defects in title to claims, or the ability to obtain surface rights, either of which could affect the Company’s property rights and claims;
●	the Company’s ability to secure the necessary services and supplies on favorable terms in connection with its programs at the Livengood Gold Project and other activities;

●	the Company’s ability to attract and retain key staff, particularly in connection with the permitting and development of any mine at the Livengood Gold Project;
●	the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;
●	the timing of the ability to commence and complete planned work programs at the Livengood Gold Project;
●	delays or unanticipated issues in updating the PFS for the Livengood Gold Project;
●	the timing of the receipt of and the terms of the consents, permits and authorizations necessary to carry out exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;
●	the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;
●	the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole; and
●	the continued development of and potential construction of any mine at the Livengood Gold Project property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at June 30, 2021 and December 31, 2020

(Expressed in US Dollars - Unaudited)

		June 30,	December 31,
	Note	2021	2020
ASSETS

Current
Cash and cash equivalents	1	$10,617,438	$13,049,293
Prepaid expenses and other		244,412	162,079
Total current assets		10,861,850	13,211,372

Property and equipment		7,463	7,832
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$66,244,437	$68,594,328

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$376,636	$199,026
Accrued liabilities	5	302,833	293,965

Total liabilities		679,469	492,991

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 194,908,184 shares issued and outstanding at June 30, 2021 and December 31, 2020	6	288,032,132	288,032,132
Contributed surplus		35,929,885	35,454,805
Accumulated other comprehensive income		2,063,665	1,759,228
Deficit		(260,460,714)	(257,144,828)

Total shareholders’ equity		65,564,968	68,101,337

Total liabilities and shareholders’ equity		$66,244,437	$68,594,328

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2021 and 2020

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Six Months Ended
	Note	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating expenses
Consulting fees	6	$421,664	$340,576	$481,665	$380,995
Depreciation		342	442	369	885
Insurance		47,027	35,662	87,937	66,886
Investor relations	6	41,700	31,558	53,893	42,048
Mineral property exploration	4	1,125,316	536,603	1,665,070	652,023
Office		8,820	6,107	13,405	13,727
Other		4,826	5,190	8,084	9,082
Professional fees		50,019	37,040	96,660	89,160
Regulatory		32,983	19,083	133,006	80,256
Rent		33,688	33,939	67,644	67,872
Travel		4,480	3,599	6,988	5,761
Wages and benefits	6	263,162	230,203	426,412	384,733
Total operating expenses		(2,034,027)	(1,280,002)	(3,041,133)	(1,793,428)

Other income (expenses)
Gain/(loss) on foreign exchange		(157,829)	(225,095)	(298,516)	316,091
Interest income		3,842	13,341	13,763	50,666
Other income		10,000	5,292	10,000	5,292
Total other income (expenses)		(143,987)	(206,462)	(274,753)	372,049

Net loss for the period		(2,178,014)	(1,486,464)	(3,315,886)	(1,421,379)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		161,045	230,652	304,437	(322,682)
Total other comprehensive income (loss) for the period		161,045	230,652	304,437	(322,682)
Comprehensive loss for the period		$(2,016,969)	$(1,255,812)	$(3,011,449)	$(1,744,061)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		194,908,184	187,573,671	194,908,184	187,573,671

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021 and 2020

(Expressed in US Dollars - Unaudited)

	Six-Month Period Ended June 30, 2021
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2020	194,908,184	$288,032,132	$35,454,805	$1,759,228	$(257,144,828)	$68,101,337
Stock-based compensation-options	0	0	107,230	0	0	107,230
Stock-based compensation-DSUs	0	0	367,850	0	0	367,850
Exchange difference on translating foreign operations	0	0	0	304,437	0	304,437
Net loss	0	0	0	0	(3,315,886)	(3,315,886)
Balance, June 30, 2021	194,908,184	$288,032,132	$35,929,885	$2,063,665	$(260,460,714)	$65,564,968

	Three-Month Period Ended June 30, 2021
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, March 31, 2021	194,908,184	$288,032,132	$35,473,776	$1,902,620	$(258,282,700)	$67,125,828
Stock-based compensation-options	0	0	88,259	0	0	88,259
Stock-based compensation-DSUs	0	0	367,850	0	0	367,850
Exchange difference on translating foreign operations	0	0	0	161,045	0	161,045
Net loss	0	0	0	0	(2,178,014)	(2,178,014)
Balance, June 30, 2021	194,908,184	$288,032,132	$35,929,885	$2,063,665	$(260,460,714)	$65,564,968

	Six-Month Period Ended June 30, 2020
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2019	187,573,671	$278,213,801	$35,069,274	$1,574,011	$(252,626,110)	$62,230,976
Stock-based compensation-options	—	—	53,635	—	—	53,635
Stock-based compensation-DSUs	—	—	294,617	—	—	294,617
Exchange difference on translating foreign operations	—	—	—	(322,682)	—	(322,682)
Net loss	—	—	—	—	(1,421,379)	(1,421,379)
Balance, June 30, 2020	187,573,671	$278,213,801	$35,417,526	$1,251,329	$(254,047,489)	$60,835,167

	Three-Month Period Ended June 30, 2020
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, March 31, 2020	187,573,671	$278,213,801	$35,069,274	$1,020,677	$(252,561,025)	$61,742,727
Stock-based compensation-options	—	—	53,635	—	—	53,635
Stock-based compensation-DSUs	—	—	294,617	—	—	294,617
Exchange difference on translating foreign operations	—	—	—	230,652	—	230,652
Net loss	—	—	—	—	(1,486,464)	(1,486,464)
Balance, June 30, 2020	187,573,671	$278,213,801	$35,417,526	$1,251,329	$(254,047,489)	$60,835,167

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2021 and 2020

(Expressed in US Dollars - Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating Activities
Loss for the period	$(3,315,886)	$(1,421,379)
Add items not affecting cash:
Depreciation	369	885
Stock-based compensation-options	107,230	53,635
Stock-based compensation-DSUs	367,850	294,617
Changes in non-cash items:
Accounts receivable	22,696	103,194
Prepaid expenses and other	(101,908)	(75,260)
Accounts payable and accrued liabilities	183,500	(87,358)
Cash used in operating activities	(2,736,149)	(1,131,666)

Effect of foreign exchange on cash	304,294	(315,828)
Change in cash and cash equivalents	(2,431,855)	(1,447,494)
Cash and cash equivalents, beginning of the period	13,049,293	6,937,621

Cash and cash equivalents, end of the period	$10,617,438	$5,490,127

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2710 - 200 Granville Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At June 30, 2021, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at June 30, 2021, the Company had cash and cash equivalents of $10,617,438 compared to $13,049,293 at December 31, 2020. The Company has no revenue generating operations from which it can internally generate funds.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. While it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak, including as a result of the emergence of variant strains of the virus and ongoing vaccination efforts, and its ultimate effects on the Company’s business, results of operations or ability to raise funds at this time, as of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has not had any material adverse effects on the Company.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2021 and the results of its operations for the six months then ended. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

On August 5, 2021, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company had the following activity related to the mineral property:

Capitalized acquisition costs	Amount
Balance, December 31, 2020	$55,375,124
Acquisition costs	—
Balance, June 30, 2021	$55,375,124

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the six months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Exploration costs:
Aircraft	$8,400	$—
Environmental	110,890	80,189
Equipment rental	29,923	23,363
Field costs	60,040	49,942
Geological/geophysical	969,428	54,906
Land maintenance and tenure	423,096	425,212
Legal	60,385	12,947
Transportation and travel	2,908	5,464
Total expenditures for the period	$1,665,070	$652,023

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the six months ended June 30, 2021 and from the inception of this lease, the Company has paid $342,688 and $3,993,856, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the six months ended June 30, 2021 and from the inception of this lease, the Company has paid $50,000 and $880,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company paid $15,000 of royalties during the six months ended June 30, 2021, for a total of $265,000 from the inception of this lease. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the six months ended June 30, 2021, for a total of $188,000 from the inception of this lease.

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

5.    ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Accrued liabilities	$266,070	$227,459
Accrued salaries and benefits	36,763	66,506
Total accrued liabilities	$302,833	$293,965

Accrued liabilities at June 30, 2021 include accruals for general corporate costs and project costs of $39,191 and $226,879, respectively. Accrued liabilities at December 31, 2020 include accruals for general corporate costs and project costs of $51,151 and $176,308, respectively.

6.    SHARE CAPITAL

Authorized

The Company's authorized share capital consists of an unlimited number of common shares without par value. At December 31, 2020 and June 30, 2021, there were 194,908,184 shares issued and outstanding.

Share issuances

There were no share issuances during the six months ended June 30, 2021.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and reapproved by the Company’s shareholders on May 28, 2015, May 30, 2018, and May 25, 2021 (the “Stock Option Plan”). The essential elements of the Stock Option Plan provide that the aggregate number of common shares of the Company that may be issued pursuant to options granted under the Stock Option Plan and any other share-based compensation arrangements may not exceed 10% of the number of issued shares of the Company at the time of the granting of the options. Options granted under the Stock Option Plan will have a maximum term of ten years. The exercise price of options granted under the Stock Option Plan shall be fixed in compliance with the applicable provisions of the Toronto Stock Exchange ("TSX") Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Stock Option Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the options granted under the Stock Option Plan as of June 30, 2021 and December 31, 2020 is presented below:

	Six Months Ended			Year Ended
	June 30, 2021			December 31, 2020
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	2,707,049	$0.94		2,452,049	$0.94
Granted	240,000	$1.31		255,000	0.92
Balance, end of the period	2,947,049	$0.97	$975,808	2,707,049	$0.94	$2,287,262

The weighted average remaining life of options outstanding at June 30, 2021 was 2.5 years.

Stock options outstanding are as follows:

	June 30, 2021			December 31, 2020
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
February 25, 2022	$1.11	510,000	510,000	$1.11	510,000	510,000
February 25, 2022	$0.73	270,000	270,000	$0.73	270,000	270,000
March 10, 2022	$1.11	120,000	120,000	$1.11	120,000	120,000
March 16, 2023	$1.00	580,000	580,000	$1.00	580,000	580,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	170,000	$0.92	255,000	85,000
May 25, 2027	$1.31	240,000	80,000	—	—	—
		2,947,049	2,702,049		2,707,049	2,537,049

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

A summary of the non-vested options as of June 30, 2021 and changes during the six months ended June 30, 2021 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2020	170,000	$0.76
Granted	240,000	$0.98
Vested	(165,000)	$0.87
Outstanding at June 30, 2021	245,000	$0.91

At June 30, 2021, there was unrecognized compensation expense of C$174,225 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.3 years.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). The DSU Plan was approved  by the Company's shareholders on May 24, 2017 and reapproved by the Company's shareholders on May 27, 2020 and May 25, 2021. The maximum aggregate number of common shares that may be issued under the DSU Plan and the Stock Option Plan is 10% of the number of issued and outstanding common shares (on a non-diluted basis).

During the six months ended June 30, 2021, the Company granted each of the members of the Board (other than those directors nominated for election by Paulson& Co. Inc.) 63,359 deferred share units (“DSUs”) with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$1.31 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

The DSUs entitle the holders to receive common shares of the Company without the payment of any consideration. The DSUs vested immediately upon being granted but the common shares underlying the DSUs are not deliverable to the holder until the holder is no longer serving on the Board.

DSUs outstanding are as follows:

	Six Months Ended		Year Ended
	June 30, 2021		December 31, 2020
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	1,834,481	$0.81	1,383,396	$0.77
Issued	316,795	$1.31	451,085	$0.92
Balance, end of the period	2,151,276	$0.88	1,834,481	$0.81

Share-based payments

During the six-month period ended June 30, 2021, there were 240,000 stock options granted under the Stock Option Plan and 316,795 DSUs for common shares of the Company under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2021 totaled $475,080 ($107,230 related to stock options and $367,850 related to DSUs). Of the total expense for the period ended June 30, 2021, $376,410 was included in consulting fees ($8,560 related to stock options and $367,850 related to DSUs), $6,578 was included in investor relations, and $92,092 was included in wages and benefits in the statement of operations and comprehensive loss.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

During the six-month period ended June 30, 2020, there were 255,000 stock options granted under the Stock Option Plan and 451,085 DSUs for common shares of the Company under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2020 totaled $348,252 ($53,635 related to stock options and $294,617 related to DSUs). Of the total expense for the period ended June 30, 2020, $300,927 was included in consulting fees ($6,310 related to stock options and $294,617 related to DSUs), $3,155 was included in investor relations, and $44,170 was included in wages and benefits in the statement of operations and comprehensive loss.

YTD June 30, 2021
Expected life of options	6 years
Risk-free interest rate	0.99%
Annualized volatility	81.22%
Dividend rate	0.00%
Exercise price (C$)	$1.31

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
June 30, 2021
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,463	—	7,463
Current assets	10,414,630	447,220	10,861,850
Total assets	$10,422,093	$55,822,344	$66,244,437
December 31, 2020
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,832	—	7,832
Current assets	12,862,068	349,304	13,211,372
Total assets	$12,869,900	$55,724,428	$68,594,328

Three months ended	June 30, 2021	June 30, 2020
Net loss for the period – Canada	$(808,616)	$(701,159)
Net loss for the period – United States	(1,369,398)	(785,305)
Net loss for the period	$(2,178,014)	$(1,486,464)

Six months ended	June 30, 2021	June 30, 2020
Net loss for the period – Canada	$(1,175,564)	$(287,621)
Net loss for the period – United States	(2,140,322)	(1,133,758)
Net loss for the period	$(3,315,886)	$(1,421,379)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

8.     COMMITMENTS

The following table discloses the Company’s contractual obligations as of June 30, 2021, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2021	2022	2023	2024	2025	2026 and beyond	Total
Mineral Property Leases(1)	$0	$426,972	$513,715	$519,136	$524,625	$530,183	$2,514,631
Mining Claim Government Fees	132,460	132,460	132,460	132,460	132,460	132,460	794,760
Total	$132,460	$559,432	$646,175	$651,596	$657,085	$662,643	$3,309,391
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. All currency amounts are stated in U.S. dollars unless noted otherwise.

Current Business Activities

General

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At June 30, 2021, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

In response to improved gold prices and changing worldwide macroeconomic conditions that were supportive of accelerating work on the Livengood Gold Project, on May 7, 2020, the Board directed management to prepare an updated pre-feasibility study (“PFS”) for the Livengood Gold Project.

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

In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. While it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak, including as a result of the emergence of variant strains of the virus and ongoing vaccination efforts, and its ultimate effects on the Company’s business, results of operations or ability to raise funds at this time, as of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has not had any material adverse effects on the Company.

Results of Operations

Summary of Quarterly Results

Description	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net income (loss)	$(2,178,014)	$(1,137,872)	$(1,995,576)	$(1,101,763)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	June 30, 2020	March 31, 2020	December 31,2019	September 30, 2019
Net income (loss)	$(1,486,464)	$65,085	$(760,035)	$(858,406)
Basic and diluted net gain (loss) per common share	$(0.01)	$0.00	$(0.00)	$(0.01)

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

The Company had a net loss of $2,178,014 for the three months ended June 30, 2021, compared to a net loss of $1,486,464 for the three months ended June 30, 2020.

Mineral property expenditures were $1,125,316 for the three months ended June 30, 2021 compared to $536,603 for the three months ended June 30, 2020. The increase of $588,713 is primarily due to work completed toward the updated PFS for the Livengood Gold Project of  $548,085, timing variance of baseline environmental costs of $24,188, and land-related legal costs of $16,440 during the three months ended June 30, 2021.

Excluding share-based costs of $374,178 and $300,927 for the three months ended June 30, 2021 and June 30, 2020, respectively, consulting costs were $47,486 for the three months ended June 30, 2021 compared to $39,649 for the three months ended June 30, 2020. The increase of $7,837 is primarily due to increased  investor relations support services.

Regulatory costs were $32,983 for the three months ended June 30, 2021 compared to $19,083 for the three months ended June 30, 2020. The increase of $13,900 is primarily due to increased costs of $7,540 related to the annual general shareholders meeting and additional TSX listing fees of $6,360.

Professional fees were $50,019 for the three months ended June 30, 2021 compared to $37,040 for the three months ended June 30, 2020. The increase of $12,979 is primarily due to increased legal costs.

Insurance costs were $47,027 for the three months ended June 30, 2021 compared to $35,662 for the three months ended June 30, 2020. The increase of $11,365 is primarily due to premium increases.

Excluding share-based costs of $5,462 and $3,155 for the three months ended June 30, 2021 and June 30, 2020, respectively, investor relations costs were $36,238 for the three months ended June 30, 2021 compared to $28,403 for the three months ended June 30, 2020. The increase of $7,835 is primarily due to investor relations conferences and services.

Share-based payment charges

Share-based payment charges for the three-month periods ended June 30, 2021 and 2020 were allocated as follows:

Expense category:	June 30, 2021	June 30, 2020
Consulting	$374,178	$300,927
Investor relations	5,462	3,155
Wages and benefits	76,469	44,170
Total	$456,109	$348,252

Share-based payment charges were $456,109 during the three months ended June 30, 2021 compared to $348,252 during the three months ended June 30, 2020. The increase of $107,857 is mainly the result of the DSUs issued on May 25, 2021 being expensed at a closing price of C$1.40 as compared to the DSUs issued on May 27, 2020 being expensed at a closing price of C$0.90 ($73,233) and the stock options for common shares of the Company issued to its employees and consultants issued on May 27, 2020 and May 25, 2021 vesting over a period of two years, with only one-third being exercisable upon grant ($34,624).

Other items amounted to total other expense of $143,987 during the three-month period ended June 30, 2021, compared to total other expense of $206,462 during the three-month period ended June 30, 2020. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $157,829 during the three-month period ended June 30, 2021, compared to a loss of $225,095 during the three-month period ended June 30, 2020. The average exchange rate during the three-month period ended June 30, 2021 was C$1 to US$0.8144 compared to C$1 to US$0.7221 during the three-month period ended June 30, 2020. Interest income was $3,842 for the three-month period ended June 30, 2021, compared to $13,341 for the three-month period ended June 30, 2020. The decrease of $9,499 is primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

The Company had a net loss of $3,315,886 for the six months ended June 30, 2021, compared to a net loss of $1,421,379 for the six months ended June 30, 2020.

Mineral property expenditures were $1,665,070 for the six months ended June 30, 2021 compared to $652,023 for the six months ended June 30, 2020. The increase of $1,013,047 is primarily due to work completed toward the updated PFS for the Livengood Gold Project of  $914,521, timing variance of baseline environmental costs of $51,088, and land-related legal costs of $47,438 during the six months ended June 30, 2021.

Excluding share-based costs of $376,410 and $300,927 for the six months ended June 30, 2021 and June 30, 2020, respectively, consulting costs were $105,255 for the six months ended June 30, 2021 compared to $80,068 for the six months ended June 30, 2020. The increase of $25,187 is primarily due to increased investor relations support services.

Regulatory costs were $133,006 for the six months ended June 30, 2021 compared to $80,256 for the six months ended June 30, 2020. The increase of $52,750 is primarily due to increased costs for TSX listing fees and filing fees due to the Company’s increased market valuation.

Insurance costs were $87,937 for the six months ended June 30, 2021 compared to $66,886 for the six months ended June 30, 2020. The increase of $21,051 is primarily due to premium increases.

Excluding share-based costs of $6,578 and $3,155 for the six months ended June 30, 2021 and June 30, 2020, respectively, investor relations costs were $47,315 for the six months ended June 30, 2021 compared to $38,893 for the six months ended June 30, 2020. The increase of $8,422 is primarily due to investor relations conferences and increased services.

Share-based payment charges

Share-based payment charges for the six-month periods ended June 30, 2021 and 2020 were allocated as follows:

Expense category:	June 30, 2021	June 30, 2020
Consulting	$376,410	$300,927
Investor relations	6,578	3,155
Wages and benefits	92,092	44,170
Total	$475,080	$348,252

Share-based payment charges were $475,080 during the six months ended June 30, 2021 compared to $348,252 during the six months ended June 30, 2020. The increase of $126,828 is mainly the result of the DSUs issued on May 25, 2021 being expensed at a closing price of C$1.40 as compared to the DSUs issued on May 27, 2020 being expensed at a closing price of C$0.90 ($73,233) and the stock options for common shares of the Company issued to its employees and consultants on May 27, 2020 and May 25, 2021 vesting over a period of two years, with only one-third being exercisable upon grant ($53,595).

Other items amounted to expense of $274,753 during the six-month period ended June 30, 2021 compared to income of $372,049 during the six-month period ended June 30, 2020. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $298,516 during the six-month period ended June 30, 2021 compared to a gain of $316,091 during the six-month period ended June 30, 2020. The average exchange rate during the six-month period ended June 30, 2021 was C$1 to US$0.8023 compared to C$1 to US$0.7332 during the six-month period ended June 30, 2020. Interest income was $13,763 for the six-month period ended June 30, 2021 compared to $50,666 for the six-month period ended June 30, 2020.  The decrease of $36,903 is primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate.

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

As at June 30, 2021, the Company had cash and cash equivalents of $10,617,438 compared to $13,049,293 at December 31, 2020. The decrease of approximately $2.4 million resulted mainly from the expenditures on operating activities of $2.7 million partially offset by a positive foreign currency transaction impact of $0.3 million.

The Company had no cash flows from financing activities during the six-month periods ended June 30, 2021 and 2020.

The Company had no cash flows from investing activities during the six-month periods ended June 30, 2021 and 2020.

As at June 30, 2021, the Company had working capital of $10,182,381 compared to working capital of $12,718,381 at December 31, 2020. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its PFS and anticipated 2021 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

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

Contractual Obligations and Commitments

The following table discloses the Company’s contractual obligations as of June 30, 2021, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2021	2022	2023	2024	2025	2026 and beyond	Total
Mineral Property Leases(1)	$0	$426,972	$513,715	$519,136	$524,625	$530,183	$2,514,631
Mining Claim Government Fees	132,460	132,460	132,460	132,460	132,460	132,460	794,760
Total	$132,460	$559,432	$646,175	$651,596	$657,085	$662,643	$3,309,391
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2021, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended June 30, 2021, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1*	Amended and Restated Articles of the Company, as amended on June 21, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at June 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   Filed herewith.

+   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 6, 2021