Form 10-Q
period 2021-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2021-11-12
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

 Yes  ⌧   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ⌧   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No   ☒

As of November 4, 2021, the registrant had 194,908,184 common shares outstanding.

CAUTIONARY NOTE TO U.S. INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE RESERVES

International Tower Hill Mines Ltd. (“we”, “us”, “our,” “ITH” or the “Company”) is a mineral exploration company engaged in the acquisition and exploration of mineral properties. As used in this Quarterly Report on Form 10-Q, the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are Canadian mining terms as defined in accordance with Canadian National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) - CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended. These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into mineral reserves.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible,” “plans” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

●	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to raise the necessary funds to continue operations on acceptable terms, if at all;
●	the Company’s ability to carry forward and incorporate into future engineering studies of the Livengood Gold Project updated mine design, production schedule and recovery concepts identified during the optimization process;
●	the Company’s potential to carry out an engineering phase that will evaluate and optimize the Livengood Gold Project configuration and capital and operating expenses, including determining the optimum scale for the Livengood Gold Project;
●	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;
●	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Livengood Gold Project;
●	the potential for the expansion of the estimated mineral resources at the Livengood Gold Project;
●	the potential for a production decision concerning, and any production at, the Livengood Gold Project;
●	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;
●	the Company’s estimates of the quality and quantity of the mineral resources at the Livengood Gold Project;
●	the timing and cost of any future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom;
●	the expected levels of overhead expenses; and
●	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others:

●	the demand for, and level and volatility of the price of gold;
●	conditions in the financial markets generally, the overall sentiment of the markets for public equity, interest rates, currency rates, and the rate of inflation;
●	general business and economic conditions, including the effect of the COVID-19 pandemic on such conditions;
●	government regulation and proposed legislation (and changes thereto or interpretations thereof);
●	defects in title to claims, or the ability to obtain surface rights, either of which could affect the Company’s property rights and claims;
●	the Company’s ability to secure the necessary services and supplies on favorable terms in connection with its programs at the Livengood Gold Project and other activities;
●	the Company’s ability to attract and retain key staff, particularly in connection with the permitting and development of any mine at the Livengood Gold Project;
●	the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;
●	the timing of the Company’s ability to commence and complete planned work programs at the Livengood Gold Project;

●	the timing of the receipt of and the terms of the consents, permits and authorizations necessary to carry out exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;
●	the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;
●	the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole; and
●	the continued development of and potential construction of any mine at the Livengood Gold Project property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at September 30, 2021 and December 31, 2020

(Expressed in US Dollars - Unaudited)

		September 30,	December 31,
	Note	2021	2020
ASSETS

Current
Cash and cash equivalents	1	$9,268,200	$13,049,293
Prepaid expenses and other		160,465	162,079
Total current assets		9,428,665	13,211,372

Property and equipment		7,463	7,832
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$64,811,252	$68,594,328

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$633,202	$199,026
Accrued liabilities	5	484,431	293,965

Total liabilities		1,117,633	492,991

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 194,908,184 shares issued and outstanding at September 30, 2021 and December 31, 2020	6	288,032,132	288,032,132
Contributed surplus	6	35,959,906	35,454,805
Accumulated other comprehensive income		1,811,208	1,759,228
Deficit		(262,109,627)	(257,144,828)

Total shareholders’ equity		63,693,619	68,101,337

Total liabilities and shareholders’ equity		$64,811,252	$68,594,328

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

Subsequent Event (Note 9)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2021 and 2020

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expenses
Consulting fees	6	$71,205	$42,175	$552,870	$423,170
Depreciation		—	443	369	1,328
Insurance		46,695	37,913	134,632	104,799
Investor relations	6	11,481	7,193	65,374	49,241
Mineral property exploration	4	1,378,786	718,541	3,043,856	1,370,564
Office		10,963	4,976	24,368	18,703
Other		3,712	3,905	11,796	12,987
Professional fees		71,662	74,029	168,322	163,189
Regulatory		52,229	59,065	185,235	139,321
Rent		33,684	33,943	101,328	101,815
Travel		11,385	14,425	18,373	20,186
Wages and benefits	6	215,190	190,665	641,602	575,398
Total operating expenses		(1,906,992)	(1,187,273)	(4,948,125)	(2,980,701)

Other income (expenses)
Gain/(loss) on foreign exchange		249,160	73,542	(49,356)	389,633
Interest income		3,627	11,968	17,390	62,634
Other income		5,292	—	15,292	5,292
Total other income (expenses)		258,079	85,510	(16,674)	457,559

Net loss for the period		(1,648,913)	(1,101,763)	(4,964,799)	(2,523,142)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		(252,457)	(76,284)	51,980	(398,966)
Total other comprehensive income (loss) for the period		(252,457)	(76,284)	51,980	(398,966)
Comprehensive loss for the period		$(1,901,370)	$(1,178,047)	$(4,912,819)	$(2,922,108)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		194,908,184	189,497,956	194,908,184	188,219,781

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2021 and 2020

(Expressed in US Dollars - Unaudited)

	Nine-Month Period Ended September 30, 2021
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2020	194,908,184	$288,032,132	$35,454,805	$1,759,228	$(257,144,828)	$68,101,337
Stock-based compensation-options	—	—	137,251	—	—	137,251
Stock-based compensation-DSUs	—	—	367,850	—	—	367,850
Exchange difference on translating foreign operations	—	—	—	51,980	—	51,980
Net loss	—	—	—	—	(4,964,799)	(4,964,799)
Balance, September 30, 2021	194,908,184	$288,032,132	$35,959,906	$1,811,208	$(262,109,627)	$63,693,619

	Three-Month Period Ended September 30, 2021
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, June 30, 2021	194,908,184	$288,032,132	$35,929,885	$2,063,665	$(260,460,714)	$65,564,968
Stock-based compensation-options	—	—	30,021	—	—	30,021
Exchange difference on translating foreign operations	—	—	—	(252,457)	—	(252,457)
Net loss	—	—	—	—	(1,648,913)	(1,648,913)
Balance, September 30, 2021	194,908,184	$288,032,132	$35,959,906	$1,811,208	$(262,109,627)	$63,693,619

	Nine-Month Period Ended September 30, 2020
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2019	187,573,671	$278,213,801	$35,069,274	$1,574,011	$(252,626,110)	$62,230,976
Stock-based compensation-options	—	—	72,068	—	—	72,068
Stock-based compensation-DSUs	—	—	294,617	—	—	294,617
Exchange difference on translating foreign operations	—	—	—	(398,966)	—	(398,966)
Share issuance	6,531,273	9,164,024	—	—	—	9,164,024
Share issuance costs	—	(326,854)	—	—	—	(326,854)
Net loss	—	—	—	—	(2,523,142)	(2,523,142)
Balance, September 30, 2020	194,104,944	$287,050,971	$35,435,959	$1,175,045	$(255,149,252)	$68,512,723

	Three-Month Period Ended September 30, 2020
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, June 30, 2020	187,573,671	$278,213,801	$35,417,526	$1,251,329	$(254,047,489)	$60,835,167
Stock-based compensation-options	—	—	18,433	—	—	18,433
Exchange difference on translating foreign operations	—	—	—	(76,284)	—	(76,284)
Share issuance	6,531,273	9,164,024	—	—	—	9,164,024
Share issuance costs	—	(326,854)	—	—	—	(326,854)
Net loss	—	—	—	—	(1,101,763)	(1,101,763)
Balance, September 30, 2020	194,104,944	$287,050,971	$35,435,959	$1,175,045	$(255,149,252)	$68,512,723

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2021 and 2020

(Expressed in US Dollars - Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating Activities
Loss for the period	$(4,964,799)	$(2,523,142)
Add items not affecting cash:
Depreciation	369	1,328
Stock-based compensation-options	137,251	72,068
Stock-based compensation-DSUs	367,850	294,617
Changes in non-cash items:
Accounts receivable	20,206	93,448
Prepaid expenses and other	(18,664)	(18,705)
Accounts payable and accrued liabilities	624,714	341,619
Cash used in operating activities	(3,833,073)	(1,738,767)

Financing Activities
Issuance of shares	—	9,164,024
Share issuance costs	—	(198,464)
Cash provided by financing activities	—	8,965,560

Effect of foreign exchange on cash	51,980	(395,571)
Change in cash and cash equivalents	(3,781,093)	6,831,222
Cash and cash equivalents, beginning of the period	13,049,293	6,937,621

Cash and cash equivalents, end of the period	$9,268,200	$13,768,843

Supplementary Disclosures:

Non-cash investing and financing transactions
Share issuance costs in accounts payable	—	119,916
Share issuance costs in accrued liabilities	—	8,474

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2710 - 200 Granville Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At September 30, 2021, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at September 30, 2021, the Company had cash and cash equivalents of $9,268,200 compared to $13,049,293 at December 31, 2020. The Company has no revenue generating operations from which it can internally generate funds.

The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project and the development of any mine that may be determined to be built at the Livengood Gold Project. There is no assurance that the Company will make a decision to build a mine at the Livengood Gold Project and, if so, that it will be able to obtain the additional financing required on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes considering a future strategic alliance to assist in further development, permitting and future construction costs, although there can be no assurance that any such strategic alliance will, in fact, be pursued or realized.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2021 and the results of its operations for the three and nine months then ended. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

On November 10, 2021, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company had the following activity related to the mineral property:

Capitalized acquisition costs	Amount
Balance, December 31, 2020	$55,375,124
Acquisition costs	—
Balance, September 30, 2021	$55,375,124

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Exploration costs:
Aircraft	$8,400	$—
Environmental	153,963	135,782
Equipment rental	46,063	39,675
Field costs	310,095	57,529
Geological/geophysical	1,777,435	523,768
Land maintenance and tenure	672,731	521,416
Legal	62,689	84,535
Transportation and travel	12,480	7,859
Total expenditures for the period	$3,043,856	$1,370,564

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the nine months ended September 30, 2021 and from the inception of this lease, the Company has paid $342,688 and $3,993,856, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the nine months ended September 30, 2021 and from the inception of this lease, the Company has paid $50,000 and $880,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company paid $15,000 of royalties during the nine months ended September 30, 2021, for a total of $265,000 from the inception of this lease. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the nine months ended September 30, 2021, for a total of $188,000 from the inception of this lease.

Title to mineral properties

The acquisition of title to mineral properties is a detailed and time-consuming process. The Company has taken steps to verify title to all mineral properties in which it has an interest. Although the Company has taken every reasonable precaution to ensure that legal title to its properties is properly recorded in the name of the Company, there can be no assurance that such title will ultimately be secured.

5.    ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Accrued liabilities	$452,569	$227,459
Accrued salaries and benefits	31,862	66,506
Total accrued liabilities	$484,431	$293,965

Accrued liabilities at September 30, 2021 include accruals for general corporate costs and project costs of $65,341 and $387,228, respectively. Accrued liabilities at December 31, 2020 include accruals for general corporate costs and project costs of $51,151 and $176,308, respectively.

6.    SHARE CAPITAL

Authorized

The Company's authorized share capital consists of an unlimited number of common shares without par value. At December 31, 2020 and September 30, 2021, there were 194,908,184 shares issued and outstanding.

Share issuances

There were no share issuances during the nine months ended September 30, 2021.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and reapproved by the Company’s shareholders on May 28, 2015, May 30, 2018, and May 25, 2021 (the “Stock Option Plan”). The essential elements of the Stock Option Plan provide that the aggregate number of common shares of the Company that may be issued pursuant to options granted under the Stock Option Plan and any other share-based compensation arrangements may not exceed 10% of the number of issued shares of the Company at the time of the granting of options. Options granted under the Stock Option Plan will have a maximum term of ten years. The exercise price of options granted under the Stock Option Plan shall be fixed in compliance with the applicable provisions of the Toronto Stock Exchange (“TSX”) Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Stock Option Plan vest immediately, unless otherwise determined by the directors at the date of grant.

A summary of the options granted under the Stock Option Plan as of September 30, 2021 and December 31, 2020 is presented below:

	Nine Months Ended			Year Ended
	September 30, 2021			December 31, 2020
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	2,707,049	$0.94		2,452,049	$0.94
Granted	240,000	$1.31		255,000	0.92
Balance, end of the period	2,947,049	$0.97	$259,540	2,707,049	$0.94	$2,287,262

The weighted average remaining life of options outstanding at September 30, 2021 was 2.2 years.

Stock options outstanding as at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021			December 31, 2020
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
February 25, 2022	$1.11	510,000	510,000	$1.11	510,000	510,000
February 25, 2022	$0.73	270,000	270,000	$0.73	270,000	270,000
March 10, 2022	$1.11	120,000	120,000	$1.11	120,000	120,000
March 16, 2023	$1.00	580,000	580,000	$1.00	580,000	580,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	170,000	$0.92	255,000	85,000
May 25, 2027	$1.31	240,000	80,000	—	—	—
		2,947,049	2,702,049		2,707,049	2,537,049

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

A summary of the non-vested options as of September 30, 2021 and changes during the nine months ended September 30, 2021 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2020	170,000	$0.76
Granted	240,000	$0.98
Vested	(165,000)	$0.87
Outstanding at September 30, 2021	245,000	$0.91

At September 30, 2021, there was unrecognized compensation expense of C$136,401 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.1 years.

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

During the nine months ended September 30, 2021, the Company granted each of the members of the Board (other than those directors nominated for election by Paulson & Co. Inc.) 63,359 deferred share units (“DSUs”) with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$1.31 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

The DSUs entitle the holders to receive common shares of the Company without the payment of any consideration. The DSUs vested immediately upon being granted but the common shares underlying the DSUs are not deliverable to the holder until the holder is no longer serving on the Board.

DSUs outstanding as at September 30, 2021 and December 31, 2020 are as follows:

	Nine Months Ended		Year Ended
	September 30, 2021		December 31, 2020
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	1,834,481	$0.81	1,383,396	$0.77
Issued	316,795	$1.31	451,085	$0.92
Balance, end of the period	2,151,276	$0.88	1,834,481	$0.81

Share-based payments

During the nine-month period ended September 30, 2021, there were 240,000 stock options granted under the Stock Option Plan and 316,795 DSUs for common shares of the Company under the DSU Plan. Share-based payment compensation for the nine months ended September 30, 2021 totaled $505,101 ($137,251 related to stock options and $367,850 related to DSUs). Of the total expense for the period ended September 30, 2021, $378,645 was included in consulting fees ($10,795 related to stock options and $367,850 related to DSUs), $8,430 was included in investor relations, and $118,026 was included in wages and benefits in the statement of operations and comprehensive loss.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

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

YTD September 30, 2021
Expected life of options	6 years
Risk-free interest rate	0.99%
Annualized volatility	81.22%
Dividend rate	0.00%
Exercise price (C$)	$1.31

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
September 30, 2021
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,463	—	7,463
Current assets	8,899,315	529,350	9,428,665
Total assets	$8,906,778	$55,904,474	$64,811,252
December 31, 2020
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,832	—	7,832
Current assets	12,862,068	349,304	13,211,372
Total assets	$12,869,900	$55,724,428	$68,594,328

Three months ended	September 30, 2021	September 30, 2020
Net gain/(loss) for the period – Canada	$57,698	$(118,528)
Net loss for the period – United States	(1,706,611)	(983,235)
Net loss for the period	$(1,648,913)	$(1,101,763)

Nine months ended	September 30, 2021	September 30, 2020
Net loss for the period – Canada	$(1,117,866)	$(406,149)
Net loss for the period – United States	(3,846,933)	(2,116,993)
Net loss for the period	$(4,964,799)	$(2,523,142)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2021 and 2020

(Expressed in US dollars – Unaudited)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of September 30, 2021, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2021	2022	2023	2024	2025	2026 and beyond	Total
Mineral Property Leases(1)	$—	$426,972	$513,715	$519,136	$524,625	$530,183	$2,514,631
Mining Claim Government Fees	7,400	205,720	205,720	205,720	205,720	205,720	1,036,000
Total	$7,400	$632,692	$719,435	$724,856	$730,345	$735,903	$3,550,631
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

9.    SUBSEQUENT EVENT

On November 4, 2021, the Company released the results of a Pre-Feasibility Study of its Livengood Gold Project in Alaska and announced that a technical report, prepared in accordance with Canadian National Instrument 43-101 (“NI 43-101”), would be filed within 45 days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. All currency amounts are stated in U.S. dollars unless noted otherwise.

Current Business Activities

General

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At September 30, 2021, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A.

In response to improved gold prices and changing worldwide macroeconomic conditions that were supportive of accelerating work on the Livengood Gold Project, on May 7, 2020, the Board directed management to prepare an updated pre-feasibility study (“PFS”) for the Livengood Gold Project.

Recent Developments

On January 12, 2021, the Company announced that the Board had approved a 2021 budget of $5.6 million and endorsed the associated 2021 work program to advance the Livengood Gold Project. The key element of the 2021 work program is the completion of the PFS for the Livengood Gold Project. The work program will also advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

Livengood Gold Project Pre-Feasibility Study

On November 4, 2021, the Company announced the results of the PFS for its Livengood Gold Project (the “Project”). The PFS details a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold resource estimated at 13.6 million ounces at 0.60 g/tonne. The PFS utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risk the Project. The PFS has estimated the capital costs of the Project at US$1.93 billion, the total cost per ton milled at US$13.12, the all-in sustaining costs at US$1,171 per ounce, and the net present value (5%) at US$1,800/oz of US$400 million.

The Project configuration evaluated in the PFS is a conventional, owner-operated surface mine that will utilize large-scale mining equipment in a blast/load/haul operation. Mill feed would be processed in a 65,000 tons per day comminution circuit consisting of primary and secondary crushing, wet grinding in a single semi-autogenous (“SAG”) mill and single ball mill followed by a gravity gold circuit and a conventional carbon in leach (“CIL”) circuit.

Whittle Enterprise Optimization

Prior to beginning the PFS, the Company retained Whittle Engineering and BBA Engineering to collaborate on an enterprise optimization study (the “Whittle and BBA Study”) to review various technologies and project configurations and to recommend the optimum configuration for the PFS. The Whittle and BBA Study reviewed secondary crushing with SAG and ball mill, tertiary crushing with ball mill, gravity/CIL at p80 of 90 micron to 250 micron, stand-alone and auxiliary heap leach configurations, gravity only gold recovery, gravity/flotation with pressure oxidation and CIL of flotation concentrate. These configurations were evaluated at various combinations of project ramp up strategy, annual throughput, primary, secondary, and tertiary grind size, as well as mining fleet size and stockpile management strategies. Tailings technologies reviewed included conventional tailings and pressure filtered tailings.

The Whittle and BBA Study determined that the gravity/CIL plant at p80 250 micron with conventional tailings provided the highest net present value, which is the configuration detailed in the PFS.

The PFS was prepared by independent third-party consultants and provides information on the optimized Project with higher throughput, updated resource estimate, and capital and operating cost estimates as compared to the project evaluated in the National Instrument 43-101 - Standards of Disclosure for Mineral Projects (“NI 43-101”) April 2017 Technical Report (the “2017 Report”). The final version of the NI 43-101 technical report containing the PFS will be filed on SEDAR within 45 days. As a result of the changes to the Project as evaluated in the PFS, including differences in the mineral resource estimation methodology and changes to the economic parameters applied to the geologic block model (gold price, recovery, CAPEX, and OPEX), all of which resulted in a change in the mineral resources, the Project as evaluated in the 2017 Report is no longer considered current and the 2017 Report should therefore not be relied upon by investors.

The Company cautions that the PFS is preliminary in nature, and is based on technical and economic assumptions which would be further refined and evaluated in a full feasibility study. The PFS is based on an updated Project mineral resource estimate effective as of August 20, 2021 using a different mineral resource model than used in the 2017 Report.

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

Results of Operations

Summary of Quarterly Results

Description	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Net income (loss)	$(1,648,913)	$(2,178,014)	$(1,137,872)	$(1,995,576)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	September 30, 2020	June 30, 2020	March 31, 2020	December 31,2019
Net income (loss)	$(1,101,763)	$(1,486,464)	$65,085	$(760,035)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.01)	$0.00	$(0.00)

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

The Company had a net loss of $1,648,913 for the three months ended September 30, 2021, compared to a net loss of $1,101,763 for the three months ended September 30, 2020.

Mineral property expenditures were $1,378,786 for the three months ended September 30, 2021, compared to $718,541 for the three months ended September 30, 2020. The increase of $660,245 is primarily due to work associated with the completion of the PFS for the Livengood Gold Project of $339,144, land maintenance in the Livengood area of $240,000, the timing variance of State of Alaska claim rentals of $153,430, partially offset by land-related legal costs of ($69,282) and the timing variance of baseline environmental costs of ($3,047) during the three months ended September 30, 2021.

Excluding share-based costs of $2,235 and $2,169 for the three months ended September 30, 2021 and September 30, 2020, respectively, consulting costs were $68,970 for the three months ended September 30, 2021 compared to $40,006 for the three months ended September 30, 2020. The increase of $28,964 is primarily due to increased investor relations support services.

Insurance costs were $46,695 for the three months ended September 30, 2021 compared to $37,913 for the three months ended September 30, 2020. The increase of $8,782 is primarily due to premium increases.

Office costs were $10,963 for the three months ended September 30, 2021 compared to $4,976 for the three months ended September 30, 2020. The increase of $5,987 is primarily due to the timing of computer equipment replacements.

Regulatory costs were $52,229 for the three months ended September 30, 2021 compared to $59,065 for the three months ended September 30, 2020. The decrease of $6,836 is primarily due to Toronto Stock Exchange (“TSX”) listing fees of $6,360 incurred during the three months ended September 30, 2020.

Share-based payment charges

Share-based payment charges for the three-month periods ended September 30, 2021 and 2020 were allocated as follows:

Expense category:	September 30, 2021	September 30, 2020
Consulting	$2,235	$2,169
Investor relations	1,852	1,084
Wages and benefits	25,934	15,180
Total	$30,021	$18,433

Share-based payment charges were $30,021 during the three months ended September 30, 2021 compared to $18,433 during the three months ended September 30, 2020. The increase of $11,588 is mainly the result of the stock options to purchase common shares of the Company issued to its employees and consultants on May 27, 2020 and May 25, 2021. One-third of the stock options vested automatically upon grant with the remaining options vesting in equal parts over a period of two years.

Other items amounted to total other income of $258,079 during the three-month period ended September 30, 2021, compared to total other income of $85,510 during the three-month period ended September 30, 2020. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $249,160 during the three-month period ended September 30, 2021, compared to a gain of $73,542 during the three-month period ended September 30, 2020. The average exchange rate during the three-month period ended September 30, 2021 was C$1 to US$0.7937, compared to C$1 to US$0.7508 during the three-month period ended September 30, 2020. Interest income was $3,627 for the three-month period ended September 30, 2021, compared to $11,968 for the three-month period ended September 30, 2020. The decrease of $8,341 is primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

The Company had a net loss of $4,964,799 for the nine months ended September 30, 2021, compared to a net loss of $2,523,142 for the nine months ended September 30, 2020.

Mineral property expenditures were $3,043,856 for the nine months ended September 30, 2021 compared to $1,370,564 for the nine months ended September 30, 2020. The increase of $1,673,292 is primarily due to work associated with the completion of the PFS for the Livengood Gold Project of $1,253,667, land maintenance in the Livengood area of $240,000, the timing variance of State of Alaska claim rentals $151,315, and the timing variance of baseline environmental costs of $50,156, partially offset by land-related legal costs of ($21,846) during the nine months ended September 30, 2021.

Excluding share-based costs of $378,645 and $303,096 for the nine months ended September 30, 2021 and September 30, 2020, respectively, consulting costs were $174,225 for the nine months ended September 30, 2021 compared to $120,074 for the nine months ended September 30, 2020. The increase of $54,151 is primarily due to increased investor relations support services.

Regulatory costs were $185,235 for the nine months ended September 30, 2021 compared to $139,321 for the nine months ended September 30, 2020. The increase of $45,914 is primarily due to costs for TSX listing fees and increased filing fees due to the Company’s increased market valuation.

Insurance costs were $134,632 for the nine months ended September 30, 2021 compared to $104,799 for the nine months ended September 30, 2020. The increase of $29,833 is primarily due to premium increases.

Excluding share-based costs of $8,430 and $4,239 for the nine months ended September 30, 2021 and September 30, 2020, respectively, investor relations costs were $56,944 for the nine months ended September 30, 2021 compared to $45,002 for the nine months ended September 30, 2020. The increase of $11,942 is primarily due to participation in investor relations conferences and increased investor relations services.

Office costs were $24,368 for the nine months ended September 30, 2021 compared to $18,703 for the nine months ended September 30, 2020. The increase of $5,665 is primarily due to timing of computer equipment replacements.

Share-based payment charges

Share-based payment charges for the nine-month periods ended September 30, 2021 and 2020 were allocated as follows:

Expense category:	September 30, 2021	September 30, 2020
Consulting	$378,645	$303,096
Investor relations	8,430	4,239
Wages and benefits	118,026	59,350
Total	$505,101	$366,685

Share-based payment charges were $505,101 during the nine months ended September 30, 2021 compared to $366,685 during the nine months ended September 30, 2020. The increase of $138,416 is mainly the result of the DSUs issued on May 25, 2021 being expensed at a closing price of C$1.40 as compared to the DSUs issued on May 27, 2020 being expensed at a closing price of C$0.90 ($73,233) and the stock options to purchase common shares of the Company issued to its employees and consultants on May 27, 2020 and May 25, 2021. One-third of the stock options vested automatically upon grant with the remaining options vesting in equal parts over a period of two years ($65,183).

Other items amounted to expense of $16,674 during the nine-month period ended September 30, 2021 compared to income of $457,559 during the nine-month period ended September 30, 2020. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $49,356 during the nine-month period ended September 30, 2021 compared to a gain of $389,633 during the nine-month period ended September 30, 2020. The average exchange rate during the nine-month period ended September 30, 2021 was C$1 to US$0.7994 compared to C$1 to US$0.7391 during the nine-month period ended September 30, 2020. Interest income was $17,390 for the nine-month period ended September 30, 2021 compared to $62,634 for the nine-month period ended September 30, 2020. The decrease of $45,244 is primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate.

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

As at September 30, 2021, the Company had cash and cash equivalents of $9,268,200 compared to $13,049,293 at December 31, 2020. The decrease of approximately $3.8 million resulted mainly from expenditures on operating activities of $3.8 million, with a foreign currency transaction impact of $Nil.

The Company had no cash flows from financing activities during the nine-month period ended September 30, 2021.

Financing activities during the nine-month period ended September 30, 2020 included the issuance of common shares pursuant to the sales agreement entered into by the Company for “at the market offerings” with B. Riley Securities, Inc. (“B. Riley”) (the “Sales Agreement”), which allowed the Company to offer and sell up to $10.3 million of common shares from time to time, at prevailing market prices at the time of the sale, through B. Riley, acting as sales agent. In the three months ended September 30, 2020, the Company sold 6,531,273 common shares under the Sales Agreement and raised approximately $9.2 million in aggregate gross proceeds before commissions and expenses and paid B. Riley aggregate commissions of $0.1 million. At September 30, 2020, there remained approximately $1.2 million of availability to sell common shares through the Sales Agreement, all of which were sold during the fourth quarter of 2020.

The Company had no cash flows from investing activities during the nine-month periods ended September 30, 2021 and 2020.

As at September 30, 2021, the Company had working capital of $8,311,032 compared to working capital of $12,718,381 at December 31, 2020. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient to cover the anticipated 2021 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project and the development of any mine that may be determined to be built at the Livengood Gold Project, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes considering a future strategic alliance to assist in further development, permitting and future construction costs, although there can be no assurance that any such strategic alliance will, in fact, be pursued or realized.

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

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of current market conditions.

Contractual Obligations and Commitments

The following table discloses the Company’s contractual obligations as of September 30, 2021, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2021	2022	2023	2024	2025	2026 and beyond	Total
Mineral Property Leases(1)	$—	$426,972	$513,715	$519,136	$524,625	$530,183	$2,514,631
Mining Claim Government Fees	7,400	205,720	205,720	205,720	205,720	205,720	1,036,000
Total	$7,400	$632,692	$719,435	$724,856	$730,345	$735,903	$3,550,631
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2021, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended September 30, 2021, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at September 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: November 12, 2021

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 12, 2021