Form 10-K
period 2021-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2022-03-09
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-0668474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2710-200 Granville Street,
Vancouver, British Columbia, Canada	V6C 1S4
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, no par value	THM	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

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

Based on the last sale price on the NYSE American of the registrant’s Common Shares on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) of $1.05 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $139.1 million.

As of March 1, 2022, the registrant had 194,908,184 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into this report.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

•the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to raise the necessary funds to continue operations on acceptable terms, if at all;

•the Company’s ability to carry forward and incorporate into future engineering studies of the Livengood Gold Project updated mine design, production schedule and recovery concepts identified during the optimization process;

•the Company’s potential to carry out an engineering phase that will evaluate and optimize the Livengood Gold Project configuration and capital and operating expenses, including determining the optimum scale for the Livengood Gold Project;

•the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;

•the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Livengood Gold Project;

•the potential for the expansion of the estimated mineral resources at the Livengood Gold Project;

•the potential for a production decision concerning, and any production at, the Livengood Gold Project;

•the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;

•the Company’s estimates of the quality and quantity of the mineral resources at the Livengood Gold Project;

•the timing and cost of any future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom;

•the expected levels of overhead expenses at the Livengood Gold Project; and

•future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others:

●	the demand for, and level and volatility of the price of, gold;
●	conditions in the financial markets generally, the overall sentiment of the markets for public equity, interest rates, currency rates, and the rate of inflation;
●	general business and economic conditions, including the effect of the COVID-19 pandemic on such conditions;
●	government regulation and proposed legislation (and changes thereto or interpretations thereof);

●	defects in title to claims, or the ability to obtain surface rights, either of which could affect the Company’s property rights and claims;
●	the Company’s ability to secure the necessary services and supplies on favorable terms in connection with its programs at the Livengood Gold Project and other activities;
●	the Company’s ability to attract and retain key staff, particularly in connection with the permitting and development of any mine at the Livengood Gold Project;
●	the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;
●	the timing of the Company’s ability to commence and complete planned work programs at the Livengood Gold Project;
●	the timing of the receipt of and the terms of the consents, permits and authorizations necessary to carry out exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;
●	the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;
●	the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole; and
●	the continued development of and potential construction of any mine at the Livengood Gold Project property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company.

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
“conglomerate”

A coarse grained clastic sedimentary rock, composed of rounded to sub-angular fragments larger than 2mm in diameter set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica or hardened clay

“December 2021 Report”

The technical report entitled “NI 43-101 Technical Report Pre-feasibility Study of the Livengood Gold Project, Livengood, Alaska, USA” dated December 17, 2021 and prepared by certain Qualified Persons under NI 43-101, as filed on December 17, 2021 under the Company’s profile on SEDAR at www.sedar.com

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

“sill”	A tabular igneous intrusion that parallels the planar structure of the surrounding rock
“strike”	The direction taken by a structural surface

“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“Canadian Tax Act”	Income Tax Act (Canada)
“TRS”	The Technical Report Summary for the Livengood Gold Project filed as Exhibit 96.1 to this Annual Report on Form 10-K.
“tectonic”	Pertaining to the forces involved in, or the resulting structures of, tectonics
“tectonics”	A branch of geology dealing with the broad architecture of the outer part of the earth, that is, the major structural or deformational features and their relations, origin and historical evolution
“TSX”	Toronto Stock Exchange
“ultramafic”	Said of an igneous rock composed chiefly of mafic minerals
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheet-like form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
“volcaniclastic”	Pertaining to a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "we", "us", "our", "ITH", "International Tower Hill", or the "Company" refer to International Tower Hill Mines Ltd. and its subsidiaries.

CURRENCY

All dollar amounts in this Annual Report on Form 10-K are presented in United States dollars unless otherwise stated. References to C$ refer to Canadian currency.

PART I

ITEM 1. BUSINESS

Overview

ITH is a company engaged in the acquisition and development of mineral properties. The Company currently holds or has the right to acquire interests in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in its Livengood Gold Project, which as of December 31, 2021 , has a measured and indicated mineral resource of 704.5 million tonnes at an average grade of 0.60 g/tonne (13.62 million ounces).  As reported in the Technical Report Summary attached as Exhibit 96.1 to this Annual Report on Form 10-K, a portion of the mineral resources at the Project have been converted into proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce.  A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, and the current activities is set forth in Part I, Item 2 and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

From 2006 to 2008, the Company focused primarily on the acquisition and exploration of mineral properties in Alaska and Nevada by acquiring through staking, purchase, lease or option (primarily from AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold”) in a transaction which closed on August 4, 2006) interests in a number of mineral properties in Alaska (Livengood Gold Project, Terra, LMS, BMP, Chisna, Coffee Dome, West Tanana, Gilles, West Pogo, Caribou, Blackshell and South Estelle) and Nevada (North Bullfrog and Painted Hills) that it believed had the potential to host large precious or base metal deposits. Since early 2008, the Company’s primary focus has been the exploration and advancement of the Livengood Gold Project and the majority of its resources have been directed to that end. In August 2010, ITH undertook a corporate spin-out arrangement transaction whereby all of its mineral property interests other than the Project were spun out as an independent and separate company. Since the completion of that transaction, the sole mineral property held by the Company has been the Livengood Gold Project and the Company has focused exclusively on the ongoing exploration and potential development of the Livengood Gold Project.

The head office and principal executive address of ITH is located at 200 Granville Street, Suite 2710, Vancouver, British Columbia, Canada V6C 1S4, and its registered and records office is located at 745 Thurlow Street, Suite 2400, Vancouver, British Columbia, Canada V6E 0C5.

2021

Livengood Gold Project Developments

On January 12, 2021, the Company announced that the Board had approved a 2021 budget of $5.6 million and endorsed the associated 2021 work program to advance the Livengood Gold Project. The key element of the 2021 work program was the completion of the Pre-Feasibility Study (the “PFS”) for the Livengood Gold Project. The work program also advanced the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as community engagement.

Livengood Gold Project Pre-Feasibility Study

On November 4, 2021, the Company announced the results of the PFS for the Livengood Gold Project which are summarized in the Technical Report Summary. The TRS details a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold resource estimated at 13.6 million ounces at 0.60 g/tonne. The study utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risk the Project. The TRS has estimated the capital costs of the Project at US$1.93 billion, the total cost per ton milled at US$13.12, the all-in sustaining costs at US$1,171 per ounce, and net present value (5%) at US$1,800/oz of US$400 million.

The Project configuration evaluated in the TRS is a conventional, owner-operated surface mine that would utilize large-scale mining equipment in a blast/load/haul operation. Mill feed would be processed in a 65,000 tons per day comminution circuit consisting of primary and secondary crushing, wet grinding in a single semi-autogenous (“SAG”) mill and single ball mill followed by a gravity gold circuit and a conventional carbon in leach (“CIL”) circuit.

Whittle Enterprise Optimization

Prior to beginning the PFS, the Company retained Whittle Engineering and BBA Inc. to collaborate on an enterprise optimization study (the “Whittle and BBA Study”) to review various technologies and project configurations and to recommend the optimum configuration for the PFS. The Whittle and BBA Study reviewed secondary crushing with SAG and ball mill, tertiary crushing with ball mill, gravity/CIL at p80 of 90 micron to 250 micron, stand-alone and auxiliary heap leach configurations, gravity only gold recovery, gravity/flotation with pressure oxidation and CIL of flotation concentrate. These configurations were evaluated at various combinations of project ramp up strategy, annual throughput, primary, secondary, and tertiary grind size, as well as mining fleet size and stockpile management strategies. Tailings technologies reviewed included conventional tailings and pressure filtered tailings.

The Whittle and BBA Study determined that the gravity/CIL plant at p80 250 micron with conventional tailings provided the highest net present value, which is the configuration detailed in the TRS.

The TRS was prepared by independent third-party consultants. The Company cautions that the PFS which is summarized in the TRS is preliminary in nature, and is based on technical and economic assumptions which are expected to be further refined and evaluated in a full feasibility study which may be completed in the future. The TRS is based on a  mineral resource estimate effective as of August 20, 2021 using a different mineral resource model than used in the April 2017 Report. The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2021.

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

2022

Outlook

On March 9, 2022, the Company announced that the Board had approved a 2022 budget of $3.2 million and endorsed the associated 2022 work program to advance the Livengood Gold Project. The 2022 work program will advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

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

ITH has three material subsidiaries:

●	Tower Hill Mines, Inc. (“TH Alaska”), a corporation incorporated in Alaska on June 27, 2006, which holds most of the Company’s Alaskan mineral properties and is 100% owned by ITH;
●	Tower Hill Mines (US) LLC, a limited liability company formed in Colorado on June 27, 2006, which carries on the Company’s administrative and personnel functions and is wholly owned by TH Alaska; and
●	Livengood Placers, Inc., a corporation incorporated in Nevada on June 11, 1998, which holds certain Alaskan properties and is 100% owned by TH Alaska.

The following corporate chart sets forth all of ITH’s material subsidiaries:

Competition

ITH is a development stage company. The Company competes with other mineral resource exploration and development companies for financing, technical expertise and the acquisition of mineral properties. Many of the companies with whom the Company competes have greater financial and technical resources. Accordingly, these competitors may be able to spend greater amounts on the acquisition, exploration and development of mineral properties. This competition could adversely impact the Company’s ability to finance further exploration and to achieve the financing necessary for the Company to develop its mineral properties.

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

Human Capital Resources

At December 31, 2021, the Company had three employees. The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering, community engagement and investor relations, and corporate governance.

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

Available Information

ITH maintains an internet website at www.ithmines.com. The Company makes available, free of charge, through the Investors section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC and its Annual Information Form, press releases and material change reports and other reports filed on the System for Electronic Document Analysis and Retrieval (SEDAR). The Company’s SEC filings are available from the SEC’s internet website at www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically. The Company’s SEDAR filings are available from the Canadian Securities Administrators’ internet website at www.sedar.com under the Company’s profile. The contents of these websites are not incorporated into this report and the references to the URLs for these websites are intended to be inactive textual references only.

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

Our only property at this time is our Livengood Gold Project, which is in the development stage. The TRS indicates that the Project would generate a minimal positive return at a gold price of $1,680 per ounce. The Company would need to see higher gold prices over a sustained period for the Project to be commercially viable. While management is exploring opportunities identified in the Technical Report Summary for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful, that any of the optimization opportunities or cost savings will in fact be realized or that the price of gold will increase sufficiently, and be sustained for a sufficient period, to warrant a decision to develop the Project. No assurance can be given that any level of recovery of ore reserves will be realized or that any identified mineral deposit will ever qualify as a commercial mineable ore body which can be legally and economically exploited. If we are not able to identify commercially viable mineral deposits or profitably extract minerals from such deposits, if the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose all or a substantial portion of their investment.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses and have had no revenue from operations since inception, and we expect to continue to incur losses in the foreseeable future. We have not commenced commercial production on the Livengood Gold Project and we have no other mineral properties. We have no revenues from operations and we do not anticipate generating revenues from operations until we are able, if ever, to begin production at the Livengood Gold Project. We will continue to incur operating losses until the Livengood Gold Project begins to generate sufficient revenues to fund continuing operations, which cannot be assured. The Project is currently in the development stage and, as contemplated in the Technical Report Summary, would generate a minimal positive return at a gold price of $1,680 per ounce. Our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at the Livengood Gold Project.

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

We are a development stage company and have no history producing metals from our properties. Any future revenues and profits are uncertain.

We have no history of mining or refining any mineral products or metals and the Livengood Gold Project is not currently producing. There can be no assurance that the Livengood Gold Project will be successfully placed into production, produce minerals in commercial quantities, or otherwise generate operating earnings. Advancing properties from the development stage into commercial production requires significant capital and time and will be subject to further feasibility studies, permitting requirements and construction of the mine, processing plants, roads and related works and infrastructure. We will continue to incur losses until such time, if ever, as our mining activities successfully reach commercial production levels and generate sufficient revenue to fund continuing operations. There is no certainty that we will produce revenue from any source, operate profitably or provide a return on investment in the future.

We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

Advancing properties from exploration and development into the production stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. The Company does not presently have sufficient financial resources or a source of operating cash flow to complete the permitting process and, if a production decision is made, the construction of a mine at the Livengood Gold Project. The completion of the permitting process and any construction of a mine at the Livengood Gold Project will depend upon the Company’s ability to obtain financing through the sale of its equity securities, enter into a joint venture or strategic alliance relationship, secure significant debt financing or find alternative means of financing. There is no assurance that the Company will be successful in obtaining the required financing on favorable terms or at all. Even if the results of exploration are encouraging, the Company may not be able to obtain sufficient financing to conduct the further exploration that may be necessary to determine whether or not a commercially mineable deposit exists.

Our ability to obtain additional financing in the future will depend upon a number of factors, including prevailing capital market conditions, the status of the national and worldwide economy, our business performance and the price of gold and other precious metals. Capital markets worldwide have been adversely affected during the past few years, including in 2021, by substantial losses by financial institutions and market volatility due to the onset of the COVID-19 pandemic, among other things. Failure to obtain such additional financing on favorable terms or at all could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our interests in the Livengood Gold Project.

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

There may be differences in U.S. and Canadian practices for reporting reserves and resources.

We currently file resource and reserve estimates with Canadian securities regulators in accordance with NI 43-101 and with the SEC in accordance with subpart 1300 of Regulation S-K. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported but embody different approaches and definitions. While the requirements for reporting mineral resources, including subcategories of measured, indicated and inferred resources, and mineral reserves are largely similar for NI 43-101 and S-K 1300 standards, disclosures of resources and reserves in Canada and the United States could vary as a result of applying the applicable requirements of each jurisdiction. Our reserve and resource estimates are currently identical in our Canadian and U.S. filings, but future disclosures of resources and reserves may not be the same across both jurisdictions, and changes in disclosure requirements in Canada or in the U.S. may cause us to report different resources and reserves in each jurisdiction.

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

	High	Low	Average
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,269
2019	$1,546	$1,270	$1,393
2020	$2,067	$1,474	$1,771
2021	$1,943	$1,684	$1,799
January 1, 2022 to March 1, 2022	$1,936	$1,788	$1,839

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

Resource exploration, development and production involve a high degree of risk. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to:

●economically insufficient mineralized material;
●fluctuation in exploration, development and production costs;
●labor disputes;
●unanticipated variations in grade and other geologic problems;
●water conditions;
●difficult surface or underground conditions;
●mechanical and equipment failure;
●failure of pit walls or dams;
●environmental hazards;
●industrial accidents;
●metallurgical and other processing problems;
●unusual or unexpected rock formations;
●personal injury, cave-ins, landslides, flooding, fire, explosions, and rock-bursts;
●metal losses;
●power outages;

●periodic interruptions due to inclement or hazardous weather conditions; and
●decrease in the value of mineralized material due to lower gold prices.

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

Some of the mining claims at the Livengood Gold Project are U.S. federal or Alaska state “unpatented” mining claims. There is a risk that a portion of such unpatented mining claims could be determined to be invalid, in which case the Company could lose the right to mine any minerals contained within those mining claims. Unpatented mining claims are created and maintained in accordance with the applicable U.S. federal and Alaska state mining laws. Unpatented mining claims are unique property interests and are generally considered to be subject to greater title risk than other real property interests due to the validity of unpatented mining claims often being uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the provisions of the U.S. General Mining Law of 1872 (the “U.S. General Mining Law”). Unpatented mining claims are always subject to possible challenges of third parties or validity contests by the United States federal government or the Alaska state government, as applicable. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. Title to the unpatented mining claims may also be affected by undetected defects such as unregistered agreements or transfers and there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims. The Company has not obtained full title opinions for the majority of its mineral properties. Not all the mineral properties in which the Company has an interest have been surveyed, and their actual extent and location may be in doubt. Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

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

Although the Company acquires the rights to some or all of the minerals in the ground subject to the mineral tenures that it acquires, or has a right to acquire, in most cases it does not thereby acquire any rights to, or ownership of, the surface to the areas covered by its mineral tenures. In such cases, applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities, however, the enforcement of such rights through the courts can be costly and time-consuming. It is necessary to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to access the surface and carry-on mining activities, the Company will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase such surface rights, and therefore it may be unable to carry out planned exploration or mining activities. In addition, in circumstances where such access is denied, or no agreement can be reached, the Company may need to rely on the assistance of local officials or the courts in such jurisdiction, the outcomes of which cannot be predicted with any certainty. The inability of the Company to secure surface access or purchase required surface rights could materially and adversely affect the timing, cost or overall ability of the Company to develop any mineral deposits it may locate.

We are subject to significant governmental regulations which affect our operations and costs of conducting our business.

Any exploration activities carried on by the Company are, and any future development or mining operations we may conduct will be, subject to extensive laws and regulations governing various matters, including:

●mineral concession acquisition, exploration, development, mining and production;
●management of natural resources;
●exports, price controls, taxes and fees;
●labor standards on occupational health and safety, including mine safety;
●post-closure reclamation;
●environmental standards, waste disposal, toxic substances, explosives, land use and environmental protection; and
●dealings with indigenous peoples and historic and cultural preservation.

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

In recent years, members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the U.S. General Mining Law. If adopted, such legislation, among other things, could eliminate or greatly limit the right to a mineral patent, impose federal royalties on mineral production from unpatented mining claims located on U.S. federal lands (which includes certain of the mining claims at the Livengood Gold Project), result in the denial of permits to mine after the expenditure of significant funds for exploration and development, reduce estimates of mineral reserves and reduce the amount of future exploration and development activity on U.S. federal lands, all of which could have a material and adverse effect on the Company’s ability to operate and its cash flow, results of operations and financial condition.

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

Land reclamation requirements are generally imposed on mineral exploration companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance. Reclamation may include requirements to:

●control dispersion of potentially deleterious effluents;
●treat ground and surface water to drinking water standards; and
●reasonably re-establish pre-disturbance land forms and vegetation.

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. Any quoted market for our common shares may be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2021, the price of our common shares on the TSX ranged from a low of C$0.79 to a high of C$1.92, and on the NYSE American ranged from a low of $0.65 to a high of $1.52. From January 1, 2022 to March 1, 2022, the price of our common shares on the TSX ranged from a low of C$0.87 to a high of C$1.44, and on the NYSE American ranged from a low of $0.69 to a high of $1.13. There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, our shareholders may be unable to resell their shares at a desired price.

Future sales of our securities in the public or private markets will dilute our current shareholders and could adversely affect the trading price of our common shares and our ability to continue to raise funds in new stock offerings.

It is likely that the Company will issue common shares or securities exercisable or convertible into common shares in the future. The Company may issue securities on less than favorable terms to raise sufficient capital to fund its business plan. Any transaction involving the issuance of equity securities or securities convertible into common shares would result in dilution, possibly substantial, to present and prospective holders of common shares, could adversely affect the trading prices of our common shares and could impair our ability to raise capital through future offerings of securities.

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

We believe that we likely were a passive foreign investment company (“PFIC”) during the fiscal year ended December 31, 2021, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2021, and we expect that we will be a PFIC in the current year and that we may continue to be classified as a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If the Company is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company is engaged in the acquisition and development of mineral properties. The Company currently holds or has the right to acquire interests in one property – a development stage property in Alaska referred to as the Livengood Gold Project (the “Livengood Gold Project” or the “Project”).

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.

As used in this Annual Report on Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC.

You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves.

Additionally, we are subject to the reporting requirements of the applicable U.S. and Canadian securities laws, and as a result we publicly report our mineral reserves and mineral resources according to two different standards. U.S. reporting requirements are governed by subpart 1300 of Regulation S-K.  Canadian reporting requirements for disclosure of mineral properties are governed by the NI 43-101. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported but embody different approaches and definitions. While the requirements for reporting mineral resources, including subcategories of measured, indicated and inferred resources, and mineral reserves are largely similar for NI 43-101 and S-K 1300 standards, disclosures of resources and reserves in Canada and the United States could vary as a result of applying the applicable requirements of each jurisdiction.

The information that follows relating to the Livengood Gold Project is derived, for the most part, from, and in some instances is an extract from, the TRS relating to the property attached hereto as Exhibit 96.1 and prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K.  Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein.  Reference should be made to the full text of the TRS, incorporated herein by reference and made a part of this Annual Report on Form 10-K.

LIVENGOOD GOLD PROJECT, ALASKA

The Company currently holds, or has rights to acquire, ownership or leasehold interests in a group of adjacent mineral properties in Alaska which are collectively referred to as the “Livengood Gold Project.” The Livengood Gold Project is located approximately 113 km (70 miles) by road northwest of Fairbanks, Alaska and approximately 65 km (40 miles) north of the boundary of the Fairbanks North Star Borough as shown in Figure 1 below. The Project lies within the Tolovana Mining District in the northern part of the Tintina Gold Belt. The Company owns a 100% interest in the Livengood Gold Project and the Company’s primary focus is to develop the Project with the objective of achieving commercial production. The Company’s book value of its investment in the Livengood Gold Project is $55,375,124 as of December 31, 2021.

Property Description and Location

Figure 1: Location of the Livengood Gold Project

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Livengood Gold Project is located approximately 113 km (70 miles) by road northwest of Fairbanks, Alaska in the Tolovana Mining District within the Tintina Gold Belt. The Project area is centered on Money Knob, a local topographic high point located at 65 ̊30’16’’N, 148 ̊31’33’’W. This feature and the adjoining ridgelines are the probable lode gold source for the Livengood placer deposits which lie in the adjacent valley and which have been actively mined since 1914 and have produced more than 500,000 ounces of gold.

The Livengood Gold Project straddles and is accessed via the Elliot Highway, a paved, all-weather road linking the north slope oil fields at Prudhoe Bay to central and southern Alaska through Fairbanks. At present there are no full-time residents in the former mining town of Livengood. A number of unpaved roads have been developed in the area providing excellent access. A 427 m (1400-foot) runway is located 6 km (3.7 miles) to the southwest near the former Alyeska Pipeline Company Livengood Camp and is suitable for light aircraft. The Livengood Gold Project is also adjacent to the Alyeska Pipeline corridor, which transports crude oil from Prudhoe Bay south. This corridor contains a fiber optic communications cable utilized at the Livengood Gold Project.

Topography at the site is eroded hills and valleys with a general elevation difference of 200 m (656 feet). The valleys generally contain active streams draining into the Tolovana River system to the west.

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

In preliminary, non-binding discussions, the local utility in Fairbanks (Golden Valley Electrical Association) has indicated that 80-100 Megawatts of power could be available to the Livengood Gold Project. Livengood would be connected to the local grid by building an 82 km (50 miles) 230-kVA line along the pipeline corridor. Environmental baseline studies required for the electrical line construction started in 2011.

The TRS describes the plans for the infrastructure required at the Livengood Gold Project. These include evaluating mine shops; process, water and tailing management facilities; power; access roads; administration offices; and camp facilities.

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

100% owned patented mining claims

●	U.S. Mineral Survey 1960 and 2447, located on lower Livengood Creek, subject to an agreement to allow Larry Nelson, as agent for Nelson Mining Company, to operate a placer mine on MS 1960 and 2447 through February 2, 2023.
●	U.S. Mineral Survey 1956, located on lower Gertrude Creek, subject to a reserved royalty of 5% of gross value held by Key Trust Company on behalf of the Luther Hess Trust.
●	With respect to portions of U.S. Mineral Survey 1626, located on lower Amy Creek: 100% of No. 2 Above Discovery Any Creek, 100% of No. 3 Above Discovery Amy Creek, and 100% of Up Grade Association Bench

100% owned State of Alaska mining claims

●	169 state claims acquired by purchase
●	153 state claims acquired by location

100% owned federal unpatented placer claims

●	29 federal unpatented placer claims

100% owned Livengood Placers, Inc., a private Nevada corporation that is 100% owned by TH Alaska. Livengood Placers, Inc. is the record owner of the following:

●	29 patented claims
●	108 federal unpatented placer claims
●	24 State of Alaska mining claims

Leased property

●	Alaska Mental Health Trust Lease. A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2021, there were 9,970 acres included in the AMHT lease.
●	Hudson/Geraghty Lease. A lease of 20 federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000.
●	Griffin Lease. A lease of three patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease.
●	Tucker Lease. A lease of two unpatented federal lode mining claims and four federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.

Patented claims (undivided interests less than 100%)

●	An undivided 203/240th interest in that certain patented placer mining claim known as the “Kinney Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.
●	An undivided 53/90th interest in that certain patented placer mining claim known as the “Union Bench Association” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.
●	An undivided 83/120th interest in that certain patented placer mining claim known as the “Bessie Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.

●	An undivided 23/60th interest in those certain patented placer mining claims known as the “War Association” claim; the “Mutual Association” claim; and the “O.K. Fraction” claim, all included within U.S. Mineral Survey No. 2033 on lower Amy Creek.
●	An undivided 2/5th interest in those certain patented lode mining claims included within U.S. Mineral Survey No. 1990.

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment by November 30th of each year of $40 per claim to be paid to the state for the first five years, $85 per year for the second five years, and $205 per year thereafter. The annual rental rates for each 160-acre claim are $165 for the first five years, $330 for the second five years, and $825 per year thereafter. As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year. In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year. Excess work can be carried forward for up to four years. If the rental is paid and the work requirements are met, the claims can be held indefinitely. The work completed by the Company during the 2021 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2025 on all State of Alaska mining claims.

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

Local fault and contact limits to mineralization have been identified, but overall, the deposit has not been closed off in any direction. The current resource and area drilled covers the most significant portion of the area with anomalous gold in surface soil samples, but still represents only about 25% of the total gold-anomalous area.

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

History and Exploration

Gold was first discovered in the gravels of Livengood Creek in 1914. Subsequently, over 500,000 ounces of placer gold were produced and the small town of Livengood was established. From 1914 through the 1970’s, the primary focus of prospecting activity was placer deposits. Historically, prospectors considered Money Knob and the associated ridgeline the source of the placer gold. Prospecting, in the form of dozer trenches, was carried out for lode type mineralization in the vicinity of Money Knob primarily in the 1950’s. However, to date no significant production has been derived from lode gold sources in the Livengood Gold Project area.

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

The Company acquired the Livengood Gold Project in 2006 from AngloGold and has advanced the soil sampling coverage, drilled surface geochemical anomalies and conducted drilling campaigns on the Livengood Gold Project since that time.

In 2006, the Company conducted a 1,227 m, seven hole program and continued to demonstrate the presence of mineralization over a broader area. The 2007 campaign consisted of 15 diamond drill holes for a total of 4,411 m. These holes focused on extending and defining the volcanic-hosted mineralization first recognized by AngloGold in 2003. However, as drilling progressed, it became clear that although mineralization is strongest in the volcanic rocks, it occurs in all rock types at Money Knob.

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

The Company has not completed any material exploration at the Project since 2012, but has focused on engineering, metallurgical studies, and environmental baseline activities.

The Company relies upon consultants and contractors to carry on many of its activities and, in particular, to carry out drilling programs at the Livengood Gold Project and in connection with metallurgical test work, engineering and the preparation of technical reports on the Project (including the TRS). If ITH expands its activities in the future, it may choose to hire additional employees rather than relying on consultants.

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

Internal Controls

The Company’s geologic work program at Livengood was designed and was supervised by Chris Puchner, formerly Chief Geologist of the Company and a “qualified person” as defined in subpart 1300 of Regulation S-K. Mr. Puchner was responsible for all aspects of the work, including the quality control/quality assurance program. The quality assurance/quality control program implemented by the Company meets or exceeds industry standards. A quality assurance/quality control program includes insertion of blanks and standards (1/10 samples) and duplicates (1/20 samples). Blanks help assess the presence of any contamination introduced during sample preparation and help calibrate the low end of the assay detection limits. Commercial standards are used to assess the accuracy of the analyses. Duplicates help assess the homogeneity of the sample material and the overall sample variance. The Company has undertaken rigorous protocols to assure accurate and precise results. Among other methods, weights are tracked throughout the various steps performed in the laboratory to minimize and track errors. A group of 2,096 metallic screen fire assays performed in 2011 did not indicate any bias in the matching fire assays.

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

Environmental Studies, Permitting and Social and Community Impacts

The Livengood Gold Project is currently operating in compliance with all environmental regulations that apply during the development stage of major mineral projects. The Company has received all necessary exploration permits for activities such as trenching, drill road building and drilling. These permits are also reviewed by related state and federal agencies that can comment and require specific changes to the proposed work plans to minimize impacts on the environment. The permitting process for major exploration projects generally requires 30-60 days for processing. The Company currently has all necessary permits with respect to its exploration activities in Alaska. Although the Company has never had an issue with the timely processing of exploration permits there can be no assurances that delays in permit approval will not occur. Reclamation of surface disturbance associated with exploration activities is conducted concurrently where required.

The Company has been conducting extensive, multi-disciplinary environmental baseline studies in and around the Project area since 2008 in order to understand the current environmental conditions and to allow Project design to be optimized to minimize potential environmental effects. The environmental baseline programs conducted or currently underway at the Project include:

●	surface water and hydrology;

●	groundwater hydrogeology;
●	geohydrology;
●	wetlands and vegetation;
●	meteorology and air quality;
●	aquatic life and resources;
●	wildlife and habitat;
●	cultural resources;
●	rock characterization; and
●	geochemical characteristics.

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

2021 Pre-Feasibility Study

On January 12, 2021, the Company announced that the Board had approved a 2021 budget of $5.6 million, with the  key element of the 2021 work program being the completion of an updated PFS on the Livengood Gold Project. The work program also advanced the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization as needed to support future permitting, as well as advanced community engagement.

On November 4, 2021, the Company announced the results of the PFS for its Livengood Gold Project, which are summarized in the TRS. The TRS detailed a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold resource estimated at 13.6 million ounces at 0.60 g/tonne. The PFS utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risked the Project. The TRS estimated the capital costs of the Project at US$1.93 billion, the total cost per ton milled at US$13.12, the all-in sustaining costs at US$1,171 per ounce, and the net present value (5%) at US$1,800/oz of US$400 million.

The Project configuration evaluated in the TRS is a conventional, owner-operated surface mine that would utilize large-scale mining equipment in a blast/load/haul operation. Mill feed would be processed in a 65,000 tons per day comminution circuit consisting of primary and secondary crushing, wet grinding in a single semi-autogenous (“SAG”) mill and single ball mill followed by a gravity gold circuit and a conventional carbon in leach (“CIL”) circuit.

December 2021 Report

In December 2021, the Company filed the December 2021 Report with respect to the Livengood Gold Project.  Readers are cautioned that the NI 43-101 reports filed on SEDAR by the Company in September of 2013, October of 2016, and April 2017 are no longer considered current and should therefore no longer be relied upon by investors.

Technical Report Summary

The TRS, current as of December 31, 2021, indicates that the Project generates a minimal positive return at a gold price of $1,680 per ounce. Readers are encouraged to review the entire TRS Report on EDGAR, with particular emphasis on the sensitivity analyses contained therein.  The TRS for the Livengood Gold Project is filed as Exhibit 96.1 to this Annual Report on Form 10-K.

Mineral Resource and Reserve Estimates

Table 1: Livengood Gold Project mineral resources estimate (exclusive of reserves)

Classification	Metric tons (Mmt)	Au (g/mt)	Contained Au (Koz)
Measured	234.50	0.53	3,990.49
Indicated	40.01	0.49	629.61
Total Measured and Indicated	274.51	0.52	4,620.10
Inferred	15.98	0.40	206.98
1.	The Qualified Person for the mineral resource estimate is Resource Development Associates.
2.	The effective date of the estimate is August 20, 2021 and the estimate is current as of December 31, 2021.
3.	Mineral resources for the Project are enumerated as per §229.1302(d)(1)(iii)(A) (Item 1302(d)(1)(iii)(A) of Regulation S-K).
4.

Mineral resources are not mineral reserves and do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the mineral resources estimated will be converted into mineral reserves.

5.

Open pit resources stated as contained within a potentially economically minable open pit; pit optimization was based on gold price of US$1,650 per ounce, which was 5% over the three year rolling average as of August, 2021, variable mining and recoveries as described in Table 1C, and general and administrative cost of US$1.55 per tonne, and a pit slope of 45 degrees.

6.	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
7.

Mineral resources are reported exclusive of mineral reserves (for a presentation of resource inclusive of mineral resources, please refer to [Section 10] of the TRS).  The reserves reported in Table 2 represent measured mineral resources and indicated mineral resources that were evaluated with modifying factors related to open pit mining.

Table 1C: Pit constraining parameters used for resource estimates

		Rock	Rock	Rock	Rock	Rock	Rock
Parameter	Unit	Type 4	Type 5	Type 6	Type 7	Type 8	Type 9
Mining Cost	$/total mt	1.76	1.74	1.74	1.68	1.76	1.76
Au Cut-off	g/mt	0.21	0.20	0.25	0.25	0.33	0.33
Processing Cost	$/process mt	9.27	9.15	9.17	9.50	9.71	9.71
Au Recovery	%	84	80	71	67	55	56
Administrative Cost	$/process mt	1.55	1.55	1.55	1.55	1.55	1.55
Royalty	%	3	3	3	3	3	3
Au Selling Price	$/oz	1,650	1,650	1,650	1,650	1,650	1,650
Overall Slope Angle	Degrees	45	45	45	45	45	45

Table 2: Livengood Project mineral reserves

	Ore	Au Grade	Contained Au
Classification	Metric tons (Mmt)	(g/mt)	Koz
Proven Reserves
Rock Type 4	75.4	0.54	1,314
Rock Type 5	110.5	0.55	1,972
Rock Type 6	91.7	0.65	1,922
Rock Type 7	61.0	0.70	1,367
Rock Type 8	2.4	0.73	56
Rock Type 9	70.5	0.82	1,861
Total Proven Reserves	411.5	0.64	8,492
Probable Reserves
Rock Type 4	2.5	0.48	39
Rock Type 5	4.0	0.47	62
Rock Type 6	3.0	0.99	94
Rock Type 7	4.8	0.98	152
Rock Type 8	0.3	0.76	6
Rock Type 9	3.9	1.26	159
Total Probable Reserves	18.5	0.86	512
Total Proven and Probable Reserves	430.1	0.65	9,004

1.	The Qualified Person for the Mineral Reserve Estimate is Jeffrey Cassoff, P. Eng., of BBA USA Inc.
2.	The effective date of the estimate is October 22, 2021 and the estimate is current as of December 31, 2021.
3.	Mineral reserves for the Project are enumerated as per added §229.1302(e)(2) (Item 1302(e)(2) of Regulation S-K).
4.

Mineral reserves are estimated using a gold price of US$1,680 per ounce, which approximated the 2 year rolling average gold price during October 2021, and consider a 3% royalty, US$1.80 per ounce for smelting, refining, and transportation costs, and a gold payable of 99.9%.

5.

Metallurgical recovery curves were developed for each rock type (“RT”), with the Mineral Reserves having the following tonnage weighted averages: 83.3% for RT4, 79.8% for RT5, 73.5% for RT6, 66.4% for RT7, 58.7% for RT8 and 57.1% for RT9, including 22% for massive stibnite mineralization.

6.

As a result of the complex metallurgical recovery equations, it is difficult to determine specific cut-off grades. The following presents the lowest gold grades for each rock type that are processed in the life of mine plan: 0.26 g/t for RT4, 0.28 g/t for RT5, 0.31 g/t for RT6, 0.31 g/t for RT7, 0.42 g/t for RT8 and 0.42 g/t for RT9.

7.	The strip ratio for the open pit is 1.15 to 1.
8.	The mineral reserves are inclusive of mining dilution and ore loss.
9.	The reference point for the mineral reserves is the primary crusher.
10.	Totals may not add due to rounding.

Changes in Mineral Resource and Reserve Estimates from 2020 to 2021

This is the first reporting of resources and reserves under subpart 1300 of Regulation S-K. The changes to the resource and reserve estimates shown below were the result of complete integration of all material technical information generated by the Company since the April 2017 Report, including new geologic interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, new optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost and revenue inputs. Details are provided in the TRS.

	Contained Au (Koz)
Classification	2020	2021	% Change
Resources (exclusive of reserves)
Measured	Not reported	3,990	N/A
Indicated	Not reported	630	N/A
Total Measured and Indicated Resources	Not reported	4,620	N/A
Inferred	Not reported	207	N/A
Resources (inclusive of reserves)
Measured	10,841	12,842	+18%
Indicated	620	1,142	+84%
Total Measured and Indicated Resources	11,461	13,984	+22%
Inferred	1,127	207	-82%
Reserves
Proven	8,620	8,492	-1%
Probable	353	512	+45%
Total Proven and Probable Reserves	8,973	9,004	+0%

ITEM 3.   LEGAL PROCEEDINGS

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.   MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration

(“MSHA”). During the fiscal year ended December 31, 2021, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE American under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “-1I1-”. As at March 1, 2022, there were 194,908,184 common shares issued and outstanding, and the Company had approximately 100 shareholders of record.

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

As used herein, the term “U.S. Holder” means a beneficial owner of our common shares that is:

●an individual citizen or resident of the United States;
●a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in the United States or under the laws of the United States, any state or political subdivision thereof, or the District of Columbia;
●an estate, the income of which is subject to U.S. federal income tax regardless of its source; or
●a trust (i) if a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust or (ii) that has a valid election in effect to be treated as a U.S. person under applicable U.S. Treasury regulations.

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

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2021, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

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

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Business Activities

General

2021

Livengood Gold Project Developments

During the year ended December 31, 2021, the Company progressed on a decision to embark on a new phase for the Livengood Gold Project as a result of the strengthening macro-economic backdrop for gold.

On January 12, 2021, the Company announced that the Board had approved a 2021 budget of $5.6 million and endorsed the associated 2021 work program to advance the Livengood Gold Project (the “Project”). The key element of the 2021 work program was the completion of the Pre-Feasibility Study (the “PFS”) for the Livengood Gold Project. The work program also advanced the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

Livengood Gold Project Pre-Feasibility Study

On November 4, 2021, the Company announced the results of the PFS for the Project. The PFS detailed a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold resource estimated at 13.6 million ounces at 0.60 g/tonne. The PFS utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risk the Project. The PFS has estimated the capital costs of the Project at US$1.93 billion, the total cost per ton milled at US$13.12, the all-in sustaining costs at US$1,171 per ounce, and the net present value (5%) at US$1,800/oz of US$400 million.

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

Whittle Enterprise Optimization

Prior to beginning the PFS, the Company retained Whittle Engineering and BBA Inc. to collaborate on an enterprise optimization study (the “Whittle and BBA Study”) to review various technologies and project configurations and to recommend the optimum configuration for the PFS. The Whittle and BBA Study reviewed secondary crushing with SAG and ball mill, tertiary crushing with ball mill, gravity/CIL at p80 of 90 micron to 250 micron, stand-alone and auxiliary heap leach configurations, gravity only gold recovery, gravity/flotation with pressure oxidation and CIL of flotation concentrate. These configurations were evaluated at various combinations of project ramp up strategy, annual throughput, primary, secondary, and tertiary grind size, as well as mining fleet size and stockpile management strategies. Tailings technologies reviewed included conventional tailings and pressure filtered tailings.

The Whittle and BBA Study determined that the gravity/CIL plant at p80 250 micron with conventional tailings provided the highest net present value, which is the configuration detailed in the PFS.

The PFS was prepared by independent third-party consultants.

The Company cautions that the PFS is preliminary in nature, and is based on technical and economic assumptions which will be further refined and evaluated in a full feasibility study. The PFS is based on an updated Project mineral resource estimate effective as of August 20, 2021 using a different mineral resource model than used in the April 2017 Report.

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

2022

Outlook

On March 9, 2022, the Company announced that the Board had approved a 2022 budget of $3.2 million and endorsed the associated 2022 work program to advance the Livengood Gold Project. The 2022 work will advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

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

Results of Operations

Summary of Quarterly Results

	December 31,	September 30,	June 30,	March 31,
Description	2021	2021	2021	2021
Net loss	$(1,015,489)	$(1,648,913)	$(2,178,014)	$(1,137,872)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	December 31,	September 30,	June 30,	March 31,
Description	2020	2020	2020	2020
Net income (loss)	$(1,995,576)	$(1,101,763)	$(1,486,464)	$65,085
Basic and diluted net income (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$0.00

Significant fluctuations in the Company’s quarterly net income (loss) have mainly been the result of operating cost changes.

Year ended December 31, 2021 compared to Year ended December 31, 2020

The Company had cash and cash equivalents of $7,780,671 at December 31, 2021 compared to $13,049,293 at December 31, 2020. The Company incurred a net loss of $5,980,288 for the year ended December 31, 2021, compared to a net loss of $4,518,718 for the year ended December 31, 2020. The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2021 and the year ended December 31, 2020.

Mineral property exploration expenditures were $3,517,540 for the year ended December 31, 2021 compared to $2,364,899 for the year ended December 31, 2020. The increase of $1,152,641 is due to expenditures for metallurgical studies and engineering to complete the PFS on the Livengood Gold Project, partially offset by the Company limiting field activities to the continuation of critical environmental baseline work while moving forward with a multi-phase metallurgical test work program.

Share-based payment charges were $535,117 during the year ended December 31, 2021 compared to $385,531 during the year ended December 31, 2020. The $149,586 increase in share-based payment charges during the period was mainly the result of equity compensation issued or granted to certain officers and employees of the Company at a higher issue price during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The Company granted 316,795 deferred share units (“DSUs”) of C$1.31 per DSU and 240,000 incentive stock options at an issue price of C$1.31 per option during the year ended December 31, 2021 compared to 451,085 DSUs of C$0.92 per DSU and 255,000 incentive stock options at an issue price of C$0.92 per option during the year ended December 31, 2020. All DSUs granted in each of these periods were fully vested upon issuance and all options vest one-third on the grant date, one-third on the first anniversary, and one-third on the second anniversary. At December 31, 2021, there was $98,577 of unrecognized compensation expense related to non-vested options outstanding.

Share-based payment charges were allocated as follows:

	Year ended	Year ended
	December 31,	December 31,
Expense category:	2021	2020
Consulting	$380,878	$304,205
Investor relations	10,282	6,456
Wages and benefits	143,957	74,870
	$535,117	$385,531

Excluding share-based payment charges of $380,878 and $304,205, respectively, consulting fees increased to $231,509 for the year ended December 31, 2021 from $168,208 for the year ended December 31, 2020. The increase of $63,300 is primarily due to increased investor relations services.

Excluding share-based payment charges of $143,957 and $74,870, respectively, wages and benefits increased to $791,116 for the year ended December 31, 2021 from $733,967 for the year ended December 31, 2020. The increase of $57,149 is primarily due to increased healthcare expenses of $12,782 and increased payroll and payroll-related benefit accruals of $44,367 as at December 31, 2021.

Regulatory expenses were $178,264 for the year ended December 31, 2021 compared to $138,191 for the year ended December 31, 2020. The increase of $40,073 is primarily due to costs for TSX listing fees and increased filing fees due to the Company’s increased market valuation.

Insurance costs were $179,659 for the year ended December 31, 2021 compared to $144,837 for the year ended December 31, 2020. The increase of $34,822 is primarily due to premium increases to maintain coverage.

Excluding share-based payment charges of $10,282 and $6,456, respectively, investor relations costs were $66,974 for the year ended December 31, 2021 compared to $50,750 for the year ended December 31, 2020. The increase of $16,224 was primarily due to contracted investor relations services of $10,072 and conference expenses of $6,152.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Other items amounted to an expense of $64,839 during the year ended December 31, 2021 compared to an expense of $103,889 in the year ended December 31, 2020. The Company had a foreign exchange loss of $101,818 during the year ended December 31, 2021 compared to a foreign exchange loss of $191,071 during the year ended December 31, 2020 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the year ended December 31, 2021 was C$1 to US$0.7994 compared to C$1 to US$0.7461 for the year ended December 31, 2020.

Liquidity and Capital Resources

The Company has no revenue generating operations from which it can internally generate funds. To date, the Company’s ongoing operations have been predominantly financed through sale of its equity securities by way of public offerings, private placements and the subsequent exercise of share purchase and broker warrants issued in connection with such private placements. There are currently no warrants outstanding.

As at December 31, 2021, the Company reported cash and cash equivalents of $7,780,671 compared to $13,049,293 at December 31, 2020. The decrease of approximately $5.3 million resulted mainly from operating expenditures on the Livengood Gold Project of approximately $5.3 million.

Our anticipated expenditures for year 2022 are approximately $3.2 million, including $426,972 for mineral property leases and $205,720 for mining claim government fees. Total commitments for years 2022 through 2027 for mineral property leases and mining claim government fees are $3,050,441 and $1,234,320, respectively.

As at March 8, 2022, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

The Company had no cash flows from financing activities during the year ended December 31, 2021.

Financing activities during the year ended December 31, 2020 included an “at-the-market”  offering pursuant to which the Company issued a total of 7,334,513 common shares at an average price of $1.40 for gross proceeds of $10.3 million. Share issuance costs included $0.5 million related to the Offering.

The Company had no cash flows from investing activities during the years ended December 31, 2021 and December 31, 2020.

As at December 31, 2021, the Company had working capital of $7,342,470 compared to working capital of $12,718,381 at December 31, 2020. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2022 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2023 fiscal year.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.” The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2023 fiscal year.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of the current market conditions.

Critical Accounting Estimates

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

International Tower Hill Mines Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Tower Hill Mines Ltd. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of impairment indicators of mineral property

As described in Note 4 to the consolidated financial statements, the carrying amount of the Company’s mineral property was $55,375,124 as at December 31, 2021. Management applies judgment to assess the mineral property for impairment indicators that could give rise to the requirement to conduct a formal impairment test. Internal and external factors such as (i) significant decrease in the market price of the asset, (ii) current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, (iii) significant changes in expected capital and operating costs, and reclamation costs, (iv) significant adverse changes in the business climate or legal factors including changes in gold prices, and (v) current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life, are evaluated by management in determining whether there are any indicators of impairment.

The principal considerations for our determination that the assessment of impairment indicators of the mineral property is a critical audit matter are that there was judgment by management when assessing whether there were indicators of impairment for the mineral property. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate audit evidence relating to the judgments made by management in their assessment of indicators of impairment that could give rise to the requirement to conduct a formal impairment test.

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

We have served as the Company’s auditor since 2017.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 8, 2022

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2021 and 2020

(Expressed in U.S. Dollars)

		December 31,	December 31,
	Note	2021	2020
ASSETS

Current assets
Cash and cash equivalents		$7,780,671	$13,049,293
Prepaid expenses and other		141,680	162,079
Total current assets		7,922,351	13,211,372
Property and equipment		7,465	7,832
Mineral property	4	55,375,124	55,375,124

Total assets		$63,304,940	$68,594,328

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$259,648	$199,026
Accrued liabilities	5	320,233	293,965
Total liabilities		579,881	492,991

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 194,908,184 shares issued and outstanding at December 31, 2021 and 2020	7	288,032,132	288,032,132
Contributed surplus		35,989,922	35,454,805
Accumulated other comprehensive income		1,828,121	1,759,228
Deficit		(263,125,116)	(257,144,828)

Total shareholders’ equity		62,725,059	68,101,337
Total liabilities and shareholders’ equity		$63,304,940	$68,594,328

Nature of operations (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2021 and 2020

(Expressed in U.S. Dollars)

		December 31,	December 31,
	Note	2021	2020
Operating Expenses
Consulting fees	7	$612,387	$472,413
Depreciation		367	7,602
Insurance		179,659	144,837
Investor relations	7	77,256	57,206
Mineral property exploration	4	3,517,540	2,364,899
Office		33,292	27,590
Other		17,181	17,774
Professional fees		210,594	219,268
Regulatory		178,264	138,191
Rent	11	135,372	135,762
Travel		18,464	20,450
Wages and benefits	7	935,073	808,837
Total operating expenses		(5,915,449)	(4,414,829)

Other income (expense)
Loss on foreign exchange		(101,818)	(191,071)
Interest income		20,260	76,361
Other income		16,719	10,821

Total other income (expense)		(64,839)	(103,889)

Net loss for the year		(5,980,288)	(4,518,718)

Other comprehensive income
Exchange difference on translating foreign operations		68,893	185,217
Total other comprehensive income for the year		68,893	185,217

Comprehensive loss for the year		$(5,911,395)	$(4,333,501)

Basic and diluted net loss per share		$(0.03)	$(0.02)

Weighted average number of shares outstanding - basic and diluted		194,908,184	189,870,444

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2021 and 2020

(Expressed in U.S. Dollars)

				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2019	187,573,671	$278,213,801	$35,069,274	$1,574,011	$(252,626,110)	$62,230,976
Stock based compensation-option	—	—	90,914	—	—	90,914
Stock based compensation-DSU	—	—	294,617	—	—	294,617
Exchange difference on translating foreign operations	—	—	—	185,217	—	185,217
At-The-Market offering	7,334,513	10,299,277	—	—	—	10,299,277
Share issuance costs	—	(480,946)	—	—	—	(480,946)
Net loss	—	—	—	—	(4,518,718)	(4,518,718)
Balance, December 31, 2020	194,908,184	288,032,132	35,454,805	1,759,228	(257,144,828)	68,101,337
Stock based compensation-option	—	—	167,267	—	—	167,267
Stock based compensation-DSU	—	—	367,850	—	—	367,850
Exchange difference on translating foreign operations	—	—	—	68,893	—	68,893
Net loss	—	—	—	—	(5,980,288)	(5,980,288)
Balance, December 31, 2021	194,908,184	$288,032,132	$35,989,922	$1,828,121	$(263,125,116)	$62,725,059

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2021	2020
Operating Activities
Loss for the year	$(5,980,288)	$(4,518,718)
Add items not affecting cash:
Depreciation	367	7,602
Stock-based compensation-option	167,267	90,914
Stock-based compensation-DSU	367,850	294,617
Changes in non-cash working capital items:
Accounts receivable	18,770	94,795
Prepaid expenses	1,555	(14,447)
Accounts payable and accrued liabilities	86,964	156,302
Cash used in operating activities	(5,337,515)	(3,888,935)

Financing Activities
Issuance of common shares	—	10,299,277
Share issuance costs	—	(480,946)
Cash provided by financing activities	—	9,818,331

Effect of foreign exchange on cash and cash equivalents	68,893	182,276
Increase/(decrease) in cash and cash equivalents	(5,268,622)	6,111,672
Cash and cash equivalents, beginning of year	13,049,293	6,937,621
Cash and cash equivalents, end of year	$7,780,671	$13,049,293

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

1.           GENERAL INFORMATION, NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the "Company") is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2710-200 Granville Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2021, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2022 fiscal year. As at March 8, 2022, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 8, 2022, the Board approved the consolidated financial statements dated December 31, 2021.

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

Significant judgments

● the determination of functional currencies;

● quantitative and qualitative factors used in the assessment of impairment of the Company’s mineral property; and

● the analysis of resource calculations, drill results, labwork, etc. which can impact the Company’s assessment of impairment, and provisions, if any, for environmental rehabilitation and restoration.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income. The Company does not have any material provisions for environmental rehabilitation as of December 31, 2021.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2021, this calculation proved to be anti-dilutive, and therefore the Company’s 2,947,049 stock options and 2,151,276 deferred share units (“DSUs”) outstanding at year-end have been excluded from the calculation.

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

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and comprehensive loss and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from CAD into U.S. dollars are recorded in shareholders’ equity as part of accumulated other comprehensive income.

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

Recently adopted accounting pronouncements

Accounting Standards Update No. 2019-12—Income Taxes (Topic 740). In December 2019, the FASB issued guidance intended to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles and also clarifies and amends existing guidance to improve consistent application. The Company adopted the standard on January 1, 2021 and adoption had no impact on the Company’s financial statements.

Recently issued accounting pronouncements

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.           MINERAL PROPERTY

The Company had the following activity related to the mineral property:

Capitalized acquisition costs	Amount
Balance, December 31, 2019	$55,375,124
Additions	—
Balance, December 31, 2020	$55,375,124
Additions	—
Balance, December 31, 2021	$55,375,124

The following table presents costs incurred for exploration and evaluation activities for the years ended December 31, 2021 and 2020:

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Exploration costs:
Aircraft services	$8,400	$—
Environmental	185,330	169,704
Equipment and facilities rental	61,409	54,945
Field costs	327,075	70,254
Geological/geophysical	2,121,323	1,437,530
Land maintenance & tenure	709,922	563,243
Legal	90,542	54,982
Transportation and travel	13,539	14,241
Total expenditures for the year	$3,517,540	$2,364,899

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

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2021, the Company has paid $3,993,856 from the inception of this lease.
b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. As of December 31, 2021, the Company has paid $880,000 from the inception of this lease.
c)	a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. As of December 31, 2021, the Company has paid $265,000 from the inception of this lease.
d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. As of December 31, 2021, the Company has paid $188,000 from the inception of this lease.

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

5.           ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2021 and 2020.

	December 31,	December 31,
	2021	2020
Accrued liabilities	$202,982	$227,459
Accrued salaries and benefits	117,251	66,506
Total accrued liabilities	$320,233	$293,965

Accrued liabilities at December 31, 2021 include accruals for general corporate costs and project costs of $34,912 and $168,070, respectively. Accrued liabilities at December 31, 2020 include accruals for general corporate costs and project costs of $51,151 and $176,308, respectively.

6.           INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Loss before income taxes	$(5,980,288)	$(4,518,718)
Statutory Canadian corporate tax rate	27.00%	27.00%

Expected income tax (recovery)	$(1,614,678)	$(1,220,054)
Effect of change in tax rate	3,455,247	—
Share-based payments	123,866	104,093
Unrecognized items for tax purposes	(340,304)	(129,854)
Difference in tax rates in other jurisdictions	(85,531)	(115,057)
Adjustment to prior years provision versus statutory tax returns	(7,996)	(7,789)
Change in valuation allowance	(1,530,604)	1,368,661
Total income tax expense (recovery)	$—	$—

The significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2021	2020
Deferred income tax assets (liabilities):
Mineral properties	$16,711,128	$18,750,505
Property and equipment	10,464	10,365
Share issue costs	83,928	118,756
Net operating losses available for future periods	55,506,072	55,302,874
	72,311,592	74,182,500
Valuation allowance	(72,311,592)	(74,182,500)
Net deferred tax asset	$—	$—

At December 31, 2021, the Company has available net operating losses for Canadian income tax purposes of approximately $23,013,000 and net operating losses for US income tax purposes of approximately $161,982,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada	United States
2040	$1,033,000	$8,449,000
2039	938,000	7,743,000
2038	388,000	8,638,000
2037	1,394,000	8,800,000
2036	1,383,000	8,798,000
2035	406,000	10,703,000
2034	1,694,000	12,587,000
2033	1,827,000	14,208,000
2032	2,629,000	16,797,000
2031	4,180,000	40,825,000
2030	2,829,000	18,765,000
2029	2,074,000	2,973,000
2028	1,253,000	1,412,000
2027	907,000	1,284,000
2026	78,000	—
	$23,013,000	$161,982,000

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

7.            SHARE CAPITAL

Authorized

The Company’s share capital consists of an unlimited number of authorized common shares without par value. At December 31, 2020 and 2021, there were 194,908,184 shares issued and outstanding.

Share issuances

There were no share issuances during the year ended December 31, 2021.

On August 31, 2020, the Company entered into an At Market Issuance ("ATM") Sales Agreement with B. Riley Securities, Inc. ("B. Riley"), pursuant to which the Company was entitled, at its discretion and from time-to-time during the term of the sales agreement, to sell through B. Riley such number of common shares of the Company as would result in aggregate gross proceeds to the Company of up to $10,300,000 (the "Offering"). The Company would pay B. Riley a commission of up to 3% of the gross proceeds from the sale of common shares pursuant to the ATM Sales Agreement.

During the year ended December 31, 2020, the Company issued 7,334,513 common shares pursuant to the Offering for gross proceeds of $10,299,277. Share issuance costs were $480,946 resulting in net proceeds of $9,818,331 from the Offering.

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and re-approved by the Company’s shareholders on May 28, 2015, May 30, 2018, and May 25, 2021 (the “Stock Option Plan”). The essential elements of the Stock Option Plan provide that the aggregate number of common shares of the Company that may be issued pursuant to options granted under the Stock Option Plan and any other share-based compensation arrangements may not exceed 10% of the number of issued shares of the Company at the time of the granting of options. Options granted under the Stock Option Plan will have a maximum term of ten years. The exercise price of options granted under the Stock Option Plan shall be fixed in compliance with the applicable provisions of the Toronto Stock Exchange (“TSX”) Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Stock Option Plan vest immediately, unless otherwise determined by the directors at the date of grant.

During the year ended December 31, 2021, the Company granted a total of 240,000 incentive stock options to certain officers and employees of the Company to purchase common shares in the capital stock of the Company at an issue price of C$1.31 per share. Of the total 240,000 stock options granted, 150,000 were granted to Mr. Karl Hanneman, Chief Executive Officer. All of the options vest one-third on the grant date, one-third on May 25, 2022, one-third on May 25, 2023 and expire on May 25, 2027.

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

A summary of the status of the stock option plan as of December 31, 2021 and 2020 and changes during the fiscal years is presented below:

	Year Ended			Year Ended
	December 31, 2021			December 31, 2020
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
	Options	Price (C$)	Value (C$)	Options	Price (C$)	Value (C$)

Balance, beginning of the year	2,707,049	$0.94		2,452,049	$0.94
Granted	240,000	$1.31		255,000	$0.92
Exercised	—	—		—	—
Cancelled	—	—		—	—
Balance, end of the year	2,947,049	$0.97	$235,200	2,707,049	$0.94	$2,287,262

The weighted average remaining life of options outstanding at December 31, 2021 was 1.9 years.

Stock options outstanding are as follows:

	December 31, 2021			December 31, 2020
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
March 25, 2022*	$1.11	510,000	510,000	$1.11	510,000	510,000
March 25, 2022*	$0.73	270,000	270,000	$0.73	270,000	270,000
March 10, 2022	$1.11	120,000	120,000	$1.11	120,000	120,000
March 16, 2023	$1.00	580,000	580,000	$1.00	580,000	580,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	170,000	$0.92	255,000	85,000
May 25, 2027	$1.31	240,000	80,000	—	—	—
		2,947,049	2,702,049		2,707,049	2,537,049
●	Expiry dates revised to March 25, 2022

A summary of the non-vested options as of December 31, 2021 and 2020 and changes during the fiscal years ended December 31, 2021 and 2020 is as follows:

		Weighted average
		grant-date fair
Non-vested options:	Number of options	value (C$)
Outstanding at December 31, 2019	—	—
Granted	255,000	$0.76
Vested	(85,000)	$0.76
Outstanding at December 31, 2020	170,000	$0.76
Granted	240,000	$0.98
Vested	(165,000)	$0.87
Outstanding at December 31, 2021	245,000	$0.91

At December 31, 2021, there was C$98,577 of unrecognized compensation expense related to non-vested options outstanding.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”).  The DSU Plan was approved by the Company’s shareholders on May 24, 2017 and re-approved by the Company’s shareholders on May 27, 2020 and May 25, 2021. As at December 31, 2021, the maximum aggregate number of common shares that could be issued under the DSU Plan and the Stock Option Plan was 19,490,818, representing 10% of the number of issued and outstanding common shares on that date (on a non-diluted basis). As at December 31, 2021, the Company had stock options to potentially acquire 2,947,049 common shares outstanding under the Stock Option Plan (representing approximately 1.51% of the outstanding common shares), leaving up to 16,543,769 common shares available for future grants under the DSU Plan and under the Stock Option Plan (combined) based on the number of outstanding common shares as at that date on a non-diluted basis (representing an aggregate of approximately 8.49% of the outstanding common shares).

During the year ended December 31, 2021, in accordance with the DSU Plan, the Company granted each of the members of the Company’s Board of Directors (other than those directors nominated for election by Paulson & Co., Inc.) 63,359 DSUs for a total of 316,795 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$1.31 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

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

DSUs outstanding are as follows:

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
		Weighted average		Weighted average
	Number of	grant-date fair	Number of	grant-date fair
	DSUs	value (C$)	DSUs	value (C$)
Balance, beginning of the year	1,834,481	$0.81	1,383,396	$0.77
Issued	316,795	$1.31	451,085	$0.92
Delivered	—	—	—	—
Balance, end of the year	2,151,276	$0.88	1,834,481	$0.81

Share-based payments

During the year ended December 31, 2021, the Company granted 240,000 stock options and 316,795 DSUs. Share-based payment compensation for the year ended December 31, 2021 total $535,117 ($167,267 related to stock options and $367,850 related to DSUs). Of the total expense for the year ended December 31, 2021, $380,878 was included in consulting fees, $143,957 was included in wages and benefits, and $10,282 was included in investor relations in the statement of operations and comprehensive loss.

During the year ended December 31, 2020, the Company granted 255,000 stock options and 451,085 DSUs. Share-based payment compensation for the year ended December 31, 2020 totaled $385,531 ($90,914 related to stock options and $294,617 related to DSUs). Of the total expense for the year ended December 31, 2020, $304,205 was included in consulting fees, $74,870 was included in wages and benefits, and $6,456 was included in investor relations in the statement of operations and comprehensive loss.

The following weighted average assumptions were used for the Black-Scholes option pricing model of the stock options:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Expected life of options	6 years	6 years
Risk-free interest rate	0.99%	0.40%
Expected volatility	81.22%	80.92%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$1.31	$0.92

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

8.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2021
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	7,439,101	483,250	7,922,351
Total assets	$7,446,566	$55,858,374	$63,304,940

December 31, 2020
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,832	—	7,832
Current assets	12,862,068	349,304	13,211,372
Total assets	$12,869,900	$55,724,428	$68,594,328

	Year ended	Year ended
	December 31,	December 31,
	2021	2020

Net loss for the year - Canada	$(1,363,483)	$(1,134,685)
Net loss for the year - United States	(4,616,805)	(3,384,033)
Net loss for the year	$(5,980,288)	$(4,518,718)

9.         COMMITMENTS

The following table discloses, as of December 31, 2021, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
						2027 and
	2022	2023	2024	2025	2026	beyond	Total
Mineral Property Leases(1)	$426,972	$513,715	$519,136	$524,625	$530,183	$535,810	$3,050,441
Mining Claim Government Fees	205,720	205,720	205,720	205,720	205,720	205,720	1,234,320
Total	$632,692	$719,435	$724,856	$730,345	$735,903	$741,530	$4,284,761
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

10.         RELATED PARTY TRANSACTIONS

On August 31, 2020, the Company entered into an At Market Issuance (“ATM”) Sales Agreement with B. Riley Securities, Inc. (“B. Riley”), pursuant to which the Company was entitled, at its discretion and from time-to-time during the term of the sales agreement, to sell through B. Riley such number of common shares of the Company as would result in aggregate gross proceeds to the Company of up to $10,300,000 (the “Offering”). No offers or sales of common shares were made in Canada through the facilities of the TSX or other trading markets. On September 2, 2020, the Company announced that its existing three largest shareholders had each taken their pro-rata share of the Offering, resulting in the issuance of 4,490,997 common shares (representing 2% of the 187,573,671 shares previously issued and outstanding) at the September 1, 2020 closing market price of $1.40 per share for aggregate gross proceeds of $6,287,396.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2021, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2021. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2021 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2021 (the “2022 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com. We intend to post on our website any amendments to, or waivers from our Code of Business Conduct and Ethics applicable to senior financial executives.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2022 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2022 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2022 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2022 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)            Documents filed as part of this report

(1)            All financial statements

The report of independent registered public accounting firm (Davidson & Company LLP, Vancouver, British Columbia, Canada, PCAOB ID 731)

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

(3)            Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Amended and Restated Articles of the Company, as amended on June 21, 2021 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on August 6, 2021 and incorporated herein by reference)

4.1	Form of Common Share Certificate (filed as Exhibit 1 to the Company’s Form 8-A on August 2, 2007 and incorporated herein by reference)

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

10.10*

Consulting Agreement, dated May 11, 2015, between David A. Cross and International Tower Hill Mines Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.11*

Financial and Accounting Consulting Agreement, dated May 11, 2015, between Cross Davis & Company LLP, Certified General Accountants and International Tower Hill Mines Ltd. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.12*

Amended and Restated Employment Agreement, dated March 12, 2018, between Karl Hanneman and Tower Hill Mines (US) LLC (filed as Exhibit 10.16 to the Company’s Form 10-K on March 16, 2018 and is incorporated herein by reference)

10.13

Amended and Restated Mining Lease, dated November 22, 2017, between Kasey Leigh Tucker and Tower Hill Mines, Inc. to amend and restate Mining Lease effective as of March 28, 2017, between Ronald Tucker and Talon Gold Alaska, Inc. (filed as Exhibit 10.16 to the Company’s Form 10-K on March 15, w18 and incorporated herein by reference)

10.14

Subscription Agreement, dated March 13, 2018, between the Company and Electrum Strategic Opportunities Fund II, L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

10.15	Subscription Agreement, dated March 13, 2018, between the Company and Paulson & Co. Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on March 10, 2021 and incorporated herein by reference)

23.1+	Consent of Davidson & Company LLC

23.2+	Consent of BBA USA Inc.

23.3+	Consent of NewFields Mining Design & Technical Services, LLC

23.4+	Consent of JDS Energy & Mining Inc.

23.5+	Consent of Resource Development Associates Inc.

24+	Power of Attorney (see signature page)

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

96.1+	Technical Report Summary for the Livengood Gold Project

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2021 and 2020, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021 and 2020, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2021 and 2020, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020, and (v) the Notes to the Consolidated Financial Statements

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
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

Date: March 9, 2022

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

By:	/s/ Karl L. Hanneman	By:	/s/ Marcelo Kim
	Karl L. Hanneman		Marcelo Kim
	Chief Executive Officer and Director		Director
(Principal Executive Officer)

Date:	March 9, 2022	Date:	March 9, 2022

By:	/s/ David Cross	By:	/s/ Stephen A. Lang
	David Cross		Stephen A. Lang
	Chief Financial Officer (Principal Financial and Accounting Officer)		Director

Date:	March 9, 2022	Date:	March 9, 2022

By:	/s/ Anton J. Drescher	By:	/s/ Christopher Papagianis
	Anton J. Drescher		Christopher Papagianis
	Director		Director

Date:	March 9, 2022	Date:	March 9, 2022

By:	/s/ Stuart A. Harshaw	By:	/s/ Thomas S. Weng
	Stuart A. Harshaw		Thomas S. Weng
	Director		Director

Date:	March 9, 2022	Date:	March 9, 2022