Form 10-Q
period 2022-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2022-05-12
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 195,313,184 common shares outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of International Tower Hill Mines Ltd. (“we”, “us”, “our,” “ITH” or the “Company”) in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

●	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to raise the necessary funds to continue operations on acceptable terms, if at all;
●	the Company’s ability to carry forward and incorporate into future engineering studies of the Livengood Gold Project updated mine design, production schedule and recovery concepts identified during the optimization process;
●	the Company’s potential to carry out an engineering phase that will evaluate and optimize the Livengood Gold Project configuration and capital and operating expenses, including determining the optimum scale for the Livengood Gold Project;
●	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;
●	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Livengood Gold Project;
●	the potential for the expansion of the estimated mineral resources at the Livengood Gold Project;
●	the potential for a production decision concerning, and any production at, the Livengood Gold Project;
●	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;
●	the Company’s estimates of the quality and quantity of the mineral resources at the Livengood Gold Project;
●	the timing and cost of any future exploration programs at the Livengood Gold Project, and the timing of the receipt of results therefrom;
●	the expected levels of overhead expenses at the Livengood Gold Project; and
●	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021, which are incorporated herein by reference, as well as other factors described elsewhere in the Company’s other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at March 31, 2022 and December 31, 2021

(Expressed in US Dollars - Unaudited)

		March 31,	December 31,
	Note	2022	2021
ASSETS

Current
Cash and cash equivalents	1	$7,249,783	$7,780,671
Prepaid expenses and other		164,621	141,680
Total current assets		7,414,404	7,922,351

Property and equipment		7,465	7,465
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$62,796,993	$63,304,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$192,522	$259,648
Accrued liabilities	5	141,383	320,233

Total liabilities		333,905	579,881

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 194,908,184 and 195,313,184 shares issued and outstanding at December 31, 2021 and March 31, 2022, respectively	6	288,484,901	288,032,132
Contributed surplus	6	35,856,667	35,989,922
Accumulated other comprehensive income		1,960,609	1,828,121
Deficit		(263,839,089)	(263,125,116)

Total shareholders’ equity		62,463,088	62,725,059

Total liabilities and shareholders’ equity		$62,796,993	$63,304,940

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2022 and 2021

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2022	March 31, 2021
Operating expenses
Consulting fees	6	$58,665	$60,001
Depreciation		—	27
Insurance		42,450	40,910
Investor relations	6	15,253	12,193
Mineral property exploration	4	203,093	539,754
Office		4,344	4,585
Other		4,609	3,258
Professional fees		66,233	46,641
Regulatory		73,696	100,023
Rent		33,803	33,956
Travel		1,744	2,508
Wages and benefits	6	129,549	163,250
Total operating expenses		(633,439)	(1,007,106)

Other income (expenses)
Loss on foreign exchange		(94,755)	(140,687)
Interest income		1,569	9,921
Other income		12,652	—
Total other income (expenses)		(80,534)	(130,766)

Net loss for the period		(713,973)	(1,137,872)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		132,488	143,392
Total other comprehensive income (loss) for the period		132,488	143,392
Comprehensive loss for the period		$(581,485)	$(994,480)

Basic and diluted loss per share		$(0.00)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		194,943,184	194,908,184

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2022 and 2021

(Expressed in US Dollars - Unaudited)

	Three-Month Period Ended March 31, 2022
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2021	194,908,184	$288,032,132	$35,989,922	$1,828,121	$(263,125,116)	$62,725,059
Stock-based compensation-options	—	—	29,224	—	—	29,224
Exchange difference on translating foreign operations	—	—	—	132,488	—	132,488
Exercise of options	405,000	290,290	—	—	—	290,290
Reallocation from contributed surplus	—	162,479	(162,479)	—	—	—
Net loss	—	—	—	—	(713,973)	(713,973)
Balance, March 31, 2022	195,313,184	$288,484,901	$35,856,667	$1,960,609	$(263,839,089)	$62,463,088

	Three-Month Period Ended March 31, 2021
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2020	194,908,184	$288,032,132	$35,454,805	$1,759,228	$(257,144,828)	$68,101,337
Stock-based compensation-options	—	—	18,971	—	—	18,971
Exchange difference on translating foreign operations	—	—	—	143,392	—	143,392
Net loss	—	—	—	—	(1,137,872)	(1,137,872)
Balance, March 31, 2021	194,908,184	$288,032,132	$35,473,776	$1,902,620	$(258,282,700)	$67,125,828

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating Activities
Loss for the period	$(713,973)	$(1,137,872)
Add items not affecting cash:
Depreciation	—	27
Stock-based compensation-options	29,224	18,971
Changes in non-cash items:
Accounts receivable	8,319	24,155
Prepaid expenses and other	(29,479)	(27,846)
Accounts payable and accrued liabilities	(247,314)	(72,012)
Cash used in operating activities	(953,223)	(1,194,577)

Financing Activities
Issuance of shares	290,290	—
Cash provided by financing activities	290,290	—

Effect of foreign exchange on cash	132,045	143,322
Change in cash and cash equivalents	(530,888)	(1,051,255)
Cash and cash equivalents, beginning of the period	7,780,671	13,049,293

Cash and cash equivalents, end of the period	$7,249,783	$11,998,038

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2710 - 200 Granville Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At March 31, 2022, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A (the “Livengood Gold Project”).

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at March 31, 2022, the Company had cash and cash equivalents of $7,249,783 compared to $7,780,671 at December 31, 2021. The Company has no revenue generating operations from which it can internally generate funds.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Expressed in US dollars – Unaudited)

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2022 and the results of its operations for the three months then ended. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

On May 11, 2022, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company had the following activity related to its Livengood Gold Project:

Capitalized acquisition costs	Amount
Balance, December 31, 2021	$55,375,124
Acquisition costs	—
Balance, March 31, 2022	$55,375,124

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Exploration costs:
Environmental	$19,212	$55,690
Equipment rental	11,443	15,372
Field costs	42,803	43,413
Geological/geophysical	58,205	372,724
Land maintenance and tenure	30,080	30,130
Legal	40,825	22,425
Transportation and travel	525	—
Total expenditures for the period	$203,093	$539,754

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the three months ended March 31, 2022 and from the inception of this lease, the Company has paid $Nil and $3,993,856, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the three months ended March 31, 2022 and from the inception of this lease, the Company has paid $Nil and $880,000, respectively.
c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company paid $15,000 of royalties during the three months ended March 31, 2022, for a total of $280,000 from the inception of this lease. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Expressed in US dollars – Unaudited)

d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the three months ended March 31, 2022, for a total of $203,000 from the inception of this lease.

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

5.    ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Accrued liabilities	$116,932	$202,982
Accrued salaries and benefits	24,451	117,251
Total accrued liabilities	$141,383	$320,233

Accrued liabilities at March 31, 2022 include accruals for general corporate costs and project costs of $56,413 and $60,519, respectively. Accrued liabilities at December 31, 2021 include accruals for general corporate costs and project costs of $34,912 and $168,070, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares without par value. At December 31, 2021 and March 31, 2022, there were 194,908,184 and 195,313,184 shares issued and outstanding, respectively.

Share issuances

During the three months ended March 31, 2022, the Company issued 405,000 common shares pursuant to the exercise of stock options for total proceeds of $290,290 and transferred related contributed surplus of $162,479 to share capital.

There were no share issuances during the three months ended March 31, 2021.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Expressed in US dollars – Unaudited)

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and reapproved by the Company’s shareholders on May 28, 2015, May 30, 2018, and May 25, 2021 (the “Stock Option Plan”). The essential elements of the Stock Option Plan provide that the aggregate number of common shares of the Company that may be issued pursuant to options granted under the Stock Option Plan and any other share-based compensation arrangements may not exceed 10% of the number of issued shares of the Company at the time of the granting of options. Options granted under the Stock Option Plan will have a maximum term of ten years. The exercise price of options granted under the Stock Option Plan shall be fixed in compliance with the applicable provisions of the Toronto Stock Exchange (“TSX”) Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Stock Option Plan vest immediately, unless otherwise determined by the Board at the date of grant.

A summary of the options granted under the Stock Option Plan as of March 31, 2022 and December 31, 2021 is presented below:

	Three Months Ended			Year Ended
	March 31, 2022			December 31, 2021
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	2,947,049	$0.97		2,707,049	$0.94
Granted	—	—		240,000	1.31
Exercised	(405,000)	0.90		—	—
Cancelled	(495,000)	1.08		—	—
Balance, end of the period	2,047,049	$0.95	$648,926	2,947,049	$0.97	$235,200

The weighted average remaining life of options outstanding at March 31, 2022 was 2.5 years.

Stock options outstanding as at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022			December 31, 2021
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
March 25, 2022*	—	—	—	$1.11	510,000	510,000
March 25, 2022*	—	—	—	$0.73	270,000	270,000
March 25, 2022*	—	—	—	$1.11	120,000	120,000
March 16, 2023	$1.00	580,000	580,000	$1.00	580,000	580,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	170,000	$0.92	255,000	170,000
May 25, 2027	$1.31	240,000	80,000	$1.31	240,000	80,000
		2,047,049	1,802,049		2,947,049	2,702,049

* Expiry date automatically extended to March 25, 2022, the tenth business day following the end of a blackout period imposed on the holders of the stock options, pursuant to the terms of the Stock Option Plan.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Expressed in US dollars – Unaudited)

A summary of the non-vested options as of March 31, 2022 and changes during the three months ended March 31, 2022 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2021	245,000	$0.91
Outstanding at March 31, 2022	245,000	$0.91

At March 31, 2022, there was unrecognized compensation expense of C$61,576 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.9 years.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). The DSU Plan was approved by the Company’s shareholders on May 24, 2017 and reapproved by the Company’s shareholders on May 27, 2020 and May 25, 2021. The maximum aggregate number of common shares that may be issued under the DSU Plan and the Stock Option Plan is 10% of the number of issued and outstanding common shares (on a non-diluted basis).

During the year ended December 31, 2021, in accordance with the DSU Plan, the Company granted each of the members of the Company’s Board of Directors (other than those directors nominated for election by Paulson & Co. Inc.) 63,359 deferred share units (“DSUs”) for a total of 316,795 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$1.31 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

DSUs outstanding as at March 31, 2022 and December 31, 2021 are as follows:

	Three Months Ended		Year Ended
	March 31, 2022		December 31, 2021
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	2,151,276	$0.88	1,834,481	$0.81
Issued	—	—	316,795	$1.31
Balance, end of the period	2,151,276	$0.88	2,151,276	$0.88

Share-based payments

During the three-month period ended March 31, 2022, there were no stock options granted under the Stock Option Plan and no DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended March 31, 2022 totaled $29,224 related to stock options. Of the total expense for the period ended March 31, 2022, $2,175 related to stock options was included in consulting fees, $1,803 was included in investor relations, and $25,246 was included in wages and benefits in the statement of operations and comprehensive loss.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Expressed in US dollars – Unaudited)

During the three-month period ended March 31, 2021, there were no stock options granted under the Stock Option Plan and no DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended March 31, 2021 totaled $18,971 related to stock options. Of the total expense for the period ended March 31, 2021, $2,232 related to stock options was included in consulting fees, $1,116 was included in investor relations, and $15,623 was included in wages and benefits in the statement of operations and comprehensive loss.

YTD March 31, 2022
Expected life of options	6 years
Risk-free interest rate	0.99%
Annualized volatility	81.22%
Dividend rate	0.00%
Exercise price (C$)	$1.31

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2022
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	7,077,062	337,342	7,414,404
Total assets	$7,084,527	$55,712,466	$62,796,993
December 31, 2021
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	7,439,101	483,250	7,922,351
Total assets	$7,446,566	$55,858,374	$63,304,940

Three months ended	March 31, 2022	March 31, 2021
Net loss for the period – Canada	$(327,646)	$(366,948)
Net loss for the period – United States	(386,327)	(770,924)
Net loss for the period	$(713,973)	$(1,137,872)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Expressed in US dollars – Unaudited)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of March 31, 2022, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2022	2023	2024	2025	2026	2027 and beyond	Total
Mineral Property Leases(1)	$396,972	$513,715	$519,136	$524,625	$530,183	$535,810	$3,020,441
Mining Claim Government Fees	205,720	205,720	205,720	205,720	205,720	205,720	1,234,320
Total	$602,692	$719,435	$724,856	$730,345	$735,903	$741,530	$4,254,761
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. All currency amounts are stated in U.S. dollars unless noted otherwise. References to C$refer to Canadian currency.

Current Business Activities

General

International Tower Hill Mines Ltd. (“ITH” or the “Company”) consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is engaged in the acquisition and development of mineral properties. The Company currently holds or has the right to acquire interests in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in its Livengood Gold Project, which as of December 31, 2021, has a measured and indicated mineral resource of 704.5 million tonnes at an average grade of 0.60 g/tonne (13.62 million ounces). As reported in the Technical Report Summary (“TRS”), filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, a portion of the mineral resources at the Project have been converted into proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce. See Part I, Item 2. Properties of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including the cautionary language therein, for more information regarding mineral reserves and resources.

Recent Developments

Livengood Gold Project Pre-Feasibility Study

On November 4, 2021, the Company announced the results of the Pre-Feasibility Study (“PFS”) for the Livengood Gold Project which are summarized in the TRS. The TRS details a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold resource estimated at 13.6 million ounces at 0.60 g/tonne. The study utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risk the Project. The TRS has estimated the capital costs of the Project at $1.93 billion, the total cost per ton milled at $13.12, the all-in sustaining costs at $1,171 per ounce, and net present value (5)% at $1,800/oz of $400 million.

The Project configuration evaluated in the TRS is a conventional, owner-operated surface mine that would utilize large-scale mining equipment in a blast/load/haul operation. Mill feed would be processed in a comminution circuit consisting of primary and secondary crushing, wet grinding in a single semi-autogenous mill and single ball mill followed by a gravity gold circuit and a conventional carbon in leach circuit.

The TRS was prepared by independent third-party consultants. The Company cautions that the PFS which is summarized in the TRS is preliminary in nature, and is based on technical and economic assumptions which are expected to be further refined and evaluated in a full feasibility study which may be completed in the future. The TRS is based on a mineral resource estimate effective as of August 20, 2021. The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2021.

On March 9, 2022, the Company announced that the Board had approved a 2022 budget of $3.2 million. The 2022 work program will advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

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

Results of Operations

Summary of Quarterly Results

Description	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Net income (loss)	$(713,973)	$(1,015,489)	$(1,648,913)	$(2,178,014)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Net income (loss)	$(1,137,872)	$(1,995,576)	$(1,101,763)	$(1,486,464)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

The Company had a net loss of $713,973 for the three months ended March 31, 2022, compared to a net loss of $1,137,872 for the three months ended March 31, 2021.

Mineral property expenditures were $203,093 for the three months ended March 31, 2022, compared to $539,754 for the three months ended March 31, 2021. The decrease of $336,661 is primarily due to the completion of the PFS for the Livengood Gold Project, which amounted to a decrease of $314,519, and timing variance on environmental and legal costs, which amounted to a decrease of $22,142, which expenditures were made during the three months ended March 31, 2021 and not repeated during the three months ended March 31, 2022.

Excluding share-based costs of $25,246 and $15,623 for the three months ended March 31, 2022 and March 31, 2021, respectively, wages and benefits were $104,303, for the three months ended March 31, 2022 compared to $147,627, for the three months ended March 31, 2021. The decrease of $43,324 is primarily due to a variation in timing of employee benefits.

Regulatory costs were $73,696 for the three months ended March 31, 2022 compared to $100,023 for the three months ended March 31, 2021. The decrease of $26,327 is primarily due to reduced SEDAR annual fees of ($18,820) and reduced Toronto Stock Exchange (“TSX”) listing fees of $12,658, partially offset by increased filing expenses related to the TRS for the Livengood Gold Project filed as Exhibit 96.1 to our Annual Report on Form 10-K for the year ended December 31, 2021 of $5,151.

Excluding share-based costs of $1,803 and $1,116 for the three months ended March 31, 2022 and March 31, 2021, respectively, investor relations costs were $13,450 for the three months ended March 31, 2022 compared to $11,077 for the three months ended March 31, 2021. The increase of $2,373 is primarily due to increased investor relations conferences and services.

Professional fees were $66,233 for the three months ended March 31, 2022 compared to $46,641 for the three months ended March 31, 2021. The increase of $19,592 is primarily due to the legal review of the TRS for the Livengood Gold Project of $11,977, a timing variance for the SOX review services of $6,035, and additional iXBRL services of $1,580.

Share-based payment charges

Share-based payment charges for the three-month periods ended March 31, 2022 and 2021 were allocated as follows:

Expense category:	March 31, 2022	March 31, 2021
Consulting	$2,175	$2,232
Investor relations	1,803	1,116
Wages and benefits	25,246	15,623
Total	$29,224	$18,971

Share-based payment charges were $29,224 during the three months ended March 31, 2022 compared to $18,971 during the three months ended March 31, 2021. The increase of $10,253 is mainly the result of the stock options to purchase common shares of the Company issued to its employees and consultants on May 27, 2020 at C$0.92 per common share and May 25, 2021 at C$1.31 per common share. One-third of the stock options vested automatically upon grant with the remaining options vesting in equal parts over a period of two years.

Other items amounted to total other expense of $80,534 during the three-month period ended March 31, 2022, compared to total other expense of $130,766 during the three-month period ended March 31, 2021. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $94,755 during the three-month period ended March 31, 2022, compared to a loss of $140,687 during the three-month period ended March 31, 2021. The average exchange rate during the three-month period ended March 31, 2022 was C$1 to $0.7898, compared to C$1 to $0.7899 during the three-month period ended March 31, 2021. Interest income was $1,569 for the three-month period ended March 31, 2022, compared to $9,921 for the three-month period ended March 31, 2021. The decrease of $8,352 is primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate. Other income was $12,652 for the three-month period ended March 31, 2022, compared to Nil for the three-month period ended March 31, 2021.

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

As at March 31, 2022, the Company had cash and cash equivalents of $7,249,783 compared to $7,780,671 at December 31, 2021. The decrease of approximately $0.5 million resulted mainly from expenditures on operating activities of $0.9 million, partially offset by financing activities of $0.3 million and a positive foreign currency transaction impact of $0.1 million.

Financing activities during the three-month period ended March 31, 2022 included the exercise of stock options. Proceeds of $290,290 were received on the issuance of 405,000 common shares.

The Company had no cash flows from financing activities during the three-month period ended March 31, 2021.

The Company had no cash flows from investing activities during the three-month periods ended March 31, 2022 and 2021.

As at March 31, 2022, the Company had working capital of $7,080,499 compared to working capital of $7,342,470 at December 31, 2021. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient to cover the anticipated 2022 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of current market conditions.

Contractual Obligations and Commitments

The following table discloses the Company’s contractual obligations as of March 31, 2022, including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2022	2023	2024	2025	2026	2027 and beyond	Total
Mineral Property Leases(1)	$396,972	$513,715	$519,136	$524,625	$530,183	$535,810	$3,020,441
Mining Claim Government Fees	205,720	205,720	205,720	205,720	205,720	205,720	1,234,320
Total	$602,692	$719,435	$724,856	$730,345	$735,903	$741,530	$4,254,761
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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2022, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2022, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at March 31, 2022 and December 31, 2021, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: May 12, 2022

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 12, 2022