Form 10-Q
period 2022-06-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2022-08-05
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 195,313,184 common shares outstanding.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at June 30, 2022 and December 31, 2021

(Expressed in US Dollars - Unaudited)

		June 30,	December 31,
	Note	2022	2021
ASSETS

Current
Cash and cash equivalents	1	$5,964,588	$7,780,671
Prepaid expenses and other		254,554	141,680
Total current assets		6,219,142	7,922,351

Property and equipment		7,465	7,465
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$61,601,731	$63,304,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$45,170	$259,648
Accrued liabilities	5	113,069	320,233

Total liabilities		158,239	579,881

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 194,908,184 and 195,313,184 shares issued and outstanding at December 31, 2021 and June 30, 2022, respectively	6	288,484,901	288,032,132
Contributed surplus	6	36,233,808	35,989,922
Accumulated other comprehensive income		1,764,151	1,828,121
Deficit		(265,039,368)	(263,125,116)

Total shareholders’ equity		61,443,492	62,725,059

Total liabilities and shareholders’ equity		$61,601,731	$63,304,940

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2022 and 2021

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Six Months Ended
	Note	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses
Consulting fees	6	$374,100	$421,664	$432,765	$481,665
Depreciation		—	342	-	369
Insurance		58,486	47,027	100,936	87,937
Investor relations	6	34,320	41,700	49,573	53,893
Mineral property exploration	4	561,945	1,125,316	765,038	1,665,070
Office		6,092	8,820	10,436	13,405
Other		3,193	4,826	7,802	8,084
Professional fees		43,260	50,019	109,493	96,660
Regulatory		24,989	32,983	98,685	133,006
Rent		33,802	33,688	67,605	67,644
Travel		6,413	4,480	8,157	6,988
Wages and benefits	6	255,384	263,162	384,933	426,412
Total operating expenses		(1,401,984)	(2,034,027)	(2,035,423)	(3,041,133)

Other income (expenses)
Gain/(Loss) on foreign exchange		190,165	(157,829)	95,410	(298,516)
Interest income		1,540	3,842	3,109	13,763
Other income		10,000	10,000	22,652	10,000
Total other income (expenses)		201,705	(143,987)	121,171	(274,753)

Net loss for the period		(1,200,279)	(2,178,014)	(1,914,252)	(3,315,886)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		(196,458)	161,045	(63,970)	304,437
Total other comprehensive income (loss) for the period		(196,458)	161,045	(63,970)	304,437
Comprehensive loss for the period		$(1,396,737)	$(2,016,969)	$(1,978,222)	$(3,011,449)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding – basic and diluted		195,313,184	194,908,184	195,129,206	194,908,184

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2022 and 2021

(Expressed in US Dollars - Unaudited)

	Six-Month Period Ended June 30, 2022
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2021	194,908,184	$288,032,132	$35,989,922	$1,828,121	$(263,125,116)	$62,725,059
Stock-based compensation-options	—	—	93,342	—	—	93,342
Stock-based compensation-DSUs	—	—	313,023	—	—	313,023
Exchange difference on translating foreign operations	—	—	—	(63,970)	—	(63,970)
Exercise of options	405,000	290,290	—	—	—	290,290
Reallocation from contributed surplus	—	162,479	(162,479)	—	—	—
Net loss	—	—	—	—	(1,914,252)	(1,914,252)
Balance, June 30, 2022	195,313,184	$288,484,901	$36,233,808	$1,764,151	$(265,039,368)	$61,443,492

	Three-Month Period Ended June 30, 2022
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, March 31, 2022	195,313,184	$288,484,901	$35,856,667	$1,960,609	$(263,839,089)	$62,463,088
Stock-based compensation-options	—	—	64,118	—	—	64,118
Stock-based compensation-DSUs	—	—	313,023	—	—	313,023
Exchange difference on translating foreign operations	—	—	—	(196,458)	—	(196,458)
Net loss	—	—	—	—	(1,200,279)	(1,200,279)
Balance, June 30, 2022	195,313,184	$288,484,901	$36,233,808	$1,764,151	$(265,039,368)	$61,443,492

	Six-Month Period Ended June 30, 2021
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2020	194,908,184	$288,032,132	$35,454,805	$1,759,228	$(257,144,828)	$68,101,337
Stock-based compensation-options	—	—	107,230	—	—	107,230
Stock-based compensation-DSUs	—	—	367,850	—	—	367,850
Exchange difference on translating foreign operations	—	—	—	304,437	—	304,437
Net loss	—	—	—	—	(3,315,886)	(3,315,886)
Balance, June 30, 2021	194,908,184	$288,032,132	$35,929,885	$2,063,665	$(260,460,714)	$65,564,968

	Three-Month Period Ended June 30, 2021
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, March 31, 2021	194,908,184	$288,032,132	$35,473,776	$1,902,620	$(258,282,700)	$67,125,828
Stock-based compensation-options	—	—	88,259	—	—	88,259
Stock-based compensation-DSUs	—	—	367,850	—	—	367,850
Exchange difference on translating foreign operations	—	—	—	161,045	—	161,045
Net loss	—	—	—	—	(2,178,014)	(2,178,014)
Balance, June 30, 2021	194,908,184	$288,032,132	$35,929,885	$2,063,665	$(260,460,714)	$65,564,968

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2022 and 2021

(Expressed in US Dollars - Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating Activities
Loss for the period	$(1,914,252)	$(3,315,886)
Add items not affecting cash:
Depreciation	—	369
Stock-based compensation-options	93,342	107,230
Stock-based compensation-DSUs	313,023	367,850
Changes in non-cash items:
Accounts receivable	5,969	22,696
Prepaid expenses and other	(119,872)	(101,908)
Accounts payable and accrued liabilities	(420,875)	183,500
Cash used in operating activities	(2,042,665)	(2,736,149)

Financing Activities
Issuance of shares	290,290	—
Cash provided by financing activities	290,290	—

Effect of foreign exchange on cash	(63,708)	304,294
Change in cash and cash equivalents	(1,816,083)	(2,431,855)
Cash and cash equivalents, beginning of the period	7,780,671	13,049,293

Cash and cash equivalents, end of the period	$5,964,588	$10,617,438

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2022 and 2021

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2710 - 200 Granville Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At June 30, 2022, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A (the “Livengood Gold Project”).

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at June 30, 2022, the Company had cash and cash equivalents of $5,964,588 compared to $7,780,671 at December 31, 2021. The Company has no revenue generating operations from which it can internally generate funds.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2022 and 2021

(Expressed in US dollars – Unaudited)

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2022 and the results of its operations for the six months then ended. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

On August 4, 2022, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company had the following activity related to its Livengood Gold Project:

Capitalized acquisition costs	Amount
Balance, December 31, 2021	$55,375,124
Acquisition costs	—
Balance, June 30, 2022	$55,375,124

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2022 and 2021

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Exploration costs:
Aircraft	$9,000	$8,400
Environmental	73,710	110,890
Equipment rental	23,493	29,923
Field costs	62,394	60,040
Geological/geophysical	64,626	969,428
Land maintenance and tenure	445,090	423,096
Legal	82,917	60,385
Transportation and travel	3,808	2,908
Total expenditures for the period	$765,038	$1,665,070

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the six months ended June 30, 2022 and from the inception of this lease, the Company has paid $364,462 and $4,358,318, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the six months ended June 30, 2022 and from the inception of this lease, the Company has paid $50,000 and $930,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2022 and 2021

(Expressed in US dollars – Unaudited)

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company paid $15,000 of royalties during the six months ended June 30, 2022, for a total of $280,000 from the inception of this lease. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the six months ended June 30, 2022, for a total of $203,000 from the inception of this lease.

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

5.    ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Accrued liabilities	$95,770	$202,982
Accrued salaries and benefits	17,299	117,251
Total accrued liabilities	$113,069	$320,233

Accrued liabilities at June 30, 2022 include accruals for general corporate costs and project costs of $60,922 and $34,848, respectively. Accrued liabilities at December 31, 2021 include accruals for general corporate costs and project costs of $34,912 and $168,070, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares without par value. At December 31, 2021 and June 30, 2022, there were 194,908,184 and 195,313,184 shares issued and outstanding, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2022 and 2021

(Expressed in US dollars – Unaudited)

Share issuances

During the six months ended June 30, 2022, the Company issued 405,000 common shares pursuant to the exercise of stock options for total proceeds of $290,290 and transferred related contributed surplus of $162,479 to share capital.

There were no share issuances during the six months ended June 30, 2021.

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012, and reapproved by the Company’s shareholders on May 28, 2015, May 30, 2018, and May 25, 2021 (the “Stock Option Plan”). The essential elements of the Stock Option Plan provide that the aggregate number of common shares of the Company that may be issued pursuant to options granted under the Stock Option Plan and any other share-based compensation arrangements may not exceed 10% of the number of issued shares of the Company at the time of the granting of options. Options granted under the Stock Option Plan will have a maximum term of ten years. The exercise price of options granted under the Stock Option Plan shall be fixed in compliance with the applicable provisions of the Toronto Stock Exchange (“TSX”) Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Stock Option Plan vest immediately, unless otherwise determined by the Board at the date of grant.

A summary of the options granted under the Stock Option Plan as of June 30, 2022 and December 31, 2021 is presented below:

	Six Months Ended			Year Ended
	June 30, 2022			December 31, 2021
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	2,947,049	$0.97		2,707,049	$0.94
Granted	240,000	0.92		240,000	1.31
Exercised	(405,000)	0.90		—	—
Cancelled	(495,000)	1.08		—	—
Balance, end of the period	2,287,049	$0.95	$44,589	2,947,049	$0.97	$235,200

The weighted average remaining life of options outstanding at June 30, 2022 was 2.6 years.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2022 and 2021

(Expressed in US dollars – Unaudited)

Stock options outstanding as at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022			December 31, 2021
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
March 25, 2022*	—	—	—	$1.11	510,000	510,000
March 25, 2022*	—	—	—	$0.73	270,000	270,000
March 25, 2022*	—	—	—	$1.11	120,000	120,000
March 16, 2023	$1.00	580,000	580,000	$1.00	580,000	580,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	170,000
May 25, 2027	$1.31	240,000	160,000	$1.31	240,000	80,000
May 24, 2028	$0.92	240,000	80,000	—	—	—
		2,287,049	2,047,049		2,947,049	2,702,049

* Expiry date automatically extended to March 25, 2022, the tenth business day following the end of a blackout period imposed on the holders of the stock options, pursuant to the terms of the Stock Option Plan.

A summary of the non-vested options as of June 30, 2022 and changes during the six months ended June 30, 2022 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2021	245,000	$0.91
Granted	240,000	0.60
Vested	(245,000)	0.78
Outstanding at June 30, 2022	240,000	$0.73

At June 30, 2022, there was unrecognized compensation expense of C$123,735 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.3 years.

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

During the six months ended June 30, 2022, in accordance with the DSU Plan, the Company granted each of the members of the Company’s Board of Directors (other than those directors nominated for election by Paulson & Co. Inc.) 90,217 deferred share units (“DSUs”) for a total of 451,085 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$0.92 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2022 and 2021

(Expressed in US dollars – Unaudited)

DSUs outstanding as at June 30, 2022 and December 31, 2021 are as follows:

	Six Months Ended		Year Ended
	June 30, 2022		December 31, 2021
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	2,151,276	$0.88	1,834,481	$0.81
Issued	451,085	$0.92	316,795	$1.31
Balance, end of the period	2,602,361	$0.89	2,151,276	$0.88

Share-based payments

During the six-month period ended June 30, 2022, there were 240,000 stock options granted under the Stock Option Plan and 451,085 DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2022 totaled $406,365 ($93,342 related to stock options and $313,023 related to DSUs). Of the total expense for the period ended June 30, 2022, $319,420 was included in consulting fees ($6,397 related to stock options and $313,023 related to DSUs), $5,796 was included in investor relations, and $81,149 was included in wages and benefits in the statement of operations and comprehensive loss.

During the six-month period ended June 30, 2021, there were 240,000 stock options granted under the Stock Option Plan and 316,795 DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2021 totaled $475,080 ($107,230 related to stock options and $367,850 related to DSUs). Of the total expense for the period ended June 30, 2021, $376,410 was included in consulting fees ($8,560 related to stock options and $367,850 related to DSUs), $6,578 was included in investor relations, and $92,092 was included in wages and benefits in the statement of operations and comprehensive loss.

The following weighted average assumptions were used for the Black Scholes valuation model for stock options granted during the period:

YTD June 30, 2022
Expected life of options	6 years
Risk-free interest rate	2.64%
Annualized volatility	76.75%
Dividend rate	0.00%
Exercise price (C$)	$0.92

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2022 and 2021

(Expressed in US dollars – Unaudited)

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
June 30, 2022
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	5,702,043	517,099	6,219,142
Total assets	$5,709,508	$55,892,223	$61,601,731
December 31, 2021
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	7,439,101	483,250	7,922,351
Total assets	$7,446,566	$55,858,374	$63,304,940

Three months ended	June 30, 2022	June 30, 2021
Net loss for the period – Canada	$(369,075)	$(808,616)
Net loss for the period – United States	(831,204)	(1,369,398)
Net loss for the period	$(1,200,279)	$(2,178,014)

Six months ended	June 30, 2022	June 30, 2021
Net loss for the period – Canada	$(696,721)	$(1,175,564)
Net loss for the period – United States	(1,217,531)	(2,140,322)
Net loss for the period	$(1,914,252)	$(3,315,886)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of June 30, 2022, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2022	2023	2024	2025	2026	2027 and beyond	Total
Mineral Property Leases(1)	$—	$535,577	$541,272	$547,038	$552,876	$558,787	$2,735,550
Mining Claim Government Fees	205,720	205,720	205,720	205,720	205,720	205,720	1,234,320
Total	$205,720	$741,297	$746,992	$752,758	$758,596	$764,507	$3,969,870
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. All currency amounts are stated in U.S. dollars unless noted otherwise. References to C$ refer to Canadian currency.

Current Business Activities

General

International Tower Hill Mines Ltd. (“ITH” or the “Company”) consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is engaged in the acquisition and development of mineral properties. The Company currently has a 100% interest in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. As of December 31, 2021, the Project has a measured and indicated mineral resource of 704.5 million tonnes at an average grade of 0.60 g/tonne (13.62 million ounces). As reported in the Technical Report Summary (“TRS”), filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, a portion of the mineral resources at the Project have been converted into proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce. See Part I, Item 2. Properties of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including the cautionary language therein, for more information regarding mineral reserves and resources.

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

The TRS was prepared by independent third-party consultants. The Company cautions that the PFS, which is summarized in the TRS, is preliminary in nature, and is based on technical and economic assumptions which are expected to be further refined and evaluated in a full feasibility study which may be completed in the future. The TRS is based on a mineral resource estimate effective as of August 20, 2021. The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2021, and has no reason to believe that the mineral resource estimate is no longer current as of June 30, 2022.

On March 9, 2022, the Company announced that the Board approved a 2022 budget of $3.2 million. The 2022 work program will advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

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

Results of Operations

Summary of Quarterly Results

Description	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Net income (loss)	$(1,200,279)	$(713,973)	$(1,015,489)	$(1,648,913)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net income (loss)	$(2,178,014)	$(1,137,872)	$(1,995,576)	$(1,101,763)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

The Company had a net loss of $1,200,279 for the three months ended June 30, 2022, compared to a net loss of $2,178,014 for the three months ended June 30, 2021.

Mineral property expenditures were $561,945 for the three months ended June 30, 2022, compared to $1,125,316 for the three months ended June 30, 2021. The decrease of $563,371 is primarily due to the completion of the PFS for the Livengood Gold Project, which amounted to a decrease of $590,286, higher land maintenance fees which amounted to an increase of $22,044, and a timing variance on environmental and legal costs, which amounted to an increase of $4,871.

Excluding share-based costs of $317,245 and $374,178 for the three months ended June 30, 2022 and June 30, 2021, respectively, consulting fees were $56,855 for the three months ended June 30, 2022 compared to $47,486 for the three months ended June 30, 2021. The increase of $9,369 is primarily due to increased consulting services.

Insurance costs were $58,486 for the three months ended June 30, 2022, compared to $47,027 for the three months ended June 30, 2021. The increase of $11,459 is primarily due to premium increases to maintain coverage.

Regulatory costs were $24,989 for the three months ended June 30, 2022 compared to $32,983 for the three months ended June 30, 2021. The decrease of $7,994 is primarily due to reduced Toronto Stock Exchange (“TSX”) listing fees of $7,074, reduced SEDAR and EDGAR filing fees of $3,386, and reduced New York Stock Exchange (“NYSE”) listing fees of $878, partially offset by increased transfer agent fees of $3,344 related to material mailing costs related to the 2022 annual general meeting of shareholders on May 24, 2022.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the three-month periods ended June 30, 2022 and 2021 were allocated as follows:

Expense category:	June 30, 2022	June 30, 2021
Consulting	$317,245	$374,178
Investor relations	3,993	5,462
Wages and benefits	55,903	76,469
Total	$377,141	$456,109

Share-based payment charges were $377,141 during the three months ended June 30, 2022 compared to $456,109 during the three months ended June 30, 2021. The decrease of $78,968 is mainly the result of the deferred share units (“DSUs”) issued on May 24, 2022 being expensed at a closing price of C$0.92 as compared to the DSUs issued on May 25, 2021 being expensed at a closing price of C$1.40 ($54,827) partially offset by the stock options for common shares of the Company issued to its employees and consultants on May 27, 2020 being fully vested during the three months ended June 30, 2022 ($24,141).

Other items amounted to total other income of $201,705 during the three-month period ended June 30, 2022, compared to total other expense of $143,987 during the three-month period ended June 30, 2021. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $190,165 during the three-month period ended June 30, 2022, compared to a loss of $157,829 during the three-month period ended June 30, 2021. The average exchange rate during the three-month period ended June 30, 2022 was C$1 to $0.7834, compared to C$1 to $0.8144 during the three-month period ended June 30, 2021. Interest income was $1,540 for the three-month period ended June 30, 2022, compared to $3,842 for the three-month period ended June 30, 2021. The decrease of $2,302 is primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate. Other income was $10,000 for the three-month period ended June 30, 2022, compared to $10,000 for the three-month period ended June 30, 2021.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

The Company had a net loss of $1,914,252 for the six months ended June 30, 2022, compared to a net loss of $3,315,886 for the six months ended June 30, 2021.

Mineral property expenditures were $765,038 for the six months ended June 30, 2022 compared to $1,665,070 for the six months ended June 30, 2021. The decrease of $900,032 is primarily due to work completed toward the updated PFS for the Livengood Gold Project of $904,802 and reduced baseline environmental costs due to timing variances of $39,756, partially offset by increased land claim rentals of $21,994 and land-related legal costs of $22,532.

Excluding share-based costs of $319,420 and $376,410 for the six months ended June 30, 2022 and June 30, 2021, respectively, consulting fees were $113,345 for the six months ended June 30, 2022 compared to $105,255 for the six months ended June 30, 2021. The increase of $8,090 is primarily due to increased consulting services.

Excluding share-based costs of $81,149 and $92,092 for the six months ended June 30, 2022 and June 30, 2021, respectively, wages and benefits were $303,784 for the six months ended June 30, 2022 compared to $334,320 for the six months ended June 30, 2021. The decrease of $30,536 is primarily due to a timing variance of payroll-related benefits.

Regulatory costs were $98,685 for the six months ended June 30, 2022 compared to $133,006 for the six months ended June 30, 2021. The decrease of $34,321 is primarily due to reduced SEDAR filings fees of $20,423, reduced TSX listing fees of $19,576, and reduced NYSE listing fees of $890, partially offset by increased EDGAR filings fees of $3,239 and transfer agent fees of $3,329 related to material mailing costs related to the 2022 annual general meeting of shareholders on May 24, 2022.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the six-month periods ended June 30, 2022 and 2020 were allocated as follows:

Expense category:	June 30, 2022	June 30, 2021
Consulting	$319,420	$376,410
Investor relations	5,796	6,578
Wages and benefits	81,149	92,092
Total	$406,365	$475,080

Share-based payment charges were $406,365 during the six months ended June 30, 2022 compared to $475,080 during the six months ended June 30, 2021. The decrease of $68,715 is mainly the result of the DSUs issued on May 24, 2022 being expensed at a closing price of C$0.92 as compared to the DSUs issued on May 25, 2021 being expensed at a closing price of C$1.40 ($54,827) and the stock options for common shares of the Company issued to its employees and consultants on May 27, 2020, May 25, 2021, and May 24, 2022 vesting over a period of two years, with only one-third being exercisable upon grant ($13,888).

Other items amounted to other income of $121,171 during the six-month period ended June 30, 2022 compared to other expense of $274,753 during the six-month period ended June 30, 2021. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $95,410 during the six-month period ended June 30, 2022 compared to a loss of $298,516 during the six-month period ended June 30, 2021. The average exchange rate during the six-month period ended June 30, 2022 was C$1 to US$0.7866 compared to C$1 to US$0.8023 during the six-month period ended June 30, 2021. Interest income was $3,109 for the six-month period ended June 30, 2022 compared to $13,763 for the six-month period ended June 30, 2021. The decrease of $10,654 is primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate. Other income was $22,652 for the six-month period ended June 30, 2022, compared to $10,000 for the six-month period ended June 30, 2021.

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

As at June 30, 2022, the Company had cash and cash equivalents of $5,964,588 compared to $7,780,671 at December 31, 2021. The decrease of approximately $1.8 million resulted mainly from expenditures on operating activities of $2.0 million and a negative foreign currency transaction impact of $0.1 million, partially offset by financing activities of $0.3 million.

Financing activities during the six -month period ended June 30, 2022 included the exercise of stock options. Proceeds of $290,290 were received on the issuance of 405,000 common shares.

The Company had no cash flows from financing activities during the six -month period ended June 30, 2021.

The Company had no cash flows from investing activities during the six -month periods ended June 30, 2022 and 2021.

As at June 30, 2022, the Company had working capital of $ 6,060,903 compared to working capital of $7,342,470 at December 31, 2021. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient to cover the anticipated 2022 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

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

Our anticipated expenditures for the year ending December 31, 2022 are approximately $3.2 million, which are expected to be funded from cash on hand. These expenditures include $0.6 million for mineral property leases and mining claim government fees and $2.6 million for general corporate and administrative purposes. Expenditures for mineral property leases and mining claims government fees are anticipated to be approximately $0.7 million in 2023 and $0.7 million in 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2022, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six -month period ended June 30, 2022, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at June 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: August 5, 2022

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2022