Form 10-K
period 2022-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2023-03-08
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the last sale price on the NYSE American of the registrant’s Common Shares on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) of $0.51 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $67.4 million.

As of March 1, 2023, the registrant had 195,313,184 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into this report.

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

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others:

●	the demand for, and level and volatility of the price of, gold;
●	conditions in the financial markets generally, the overall sentiment of the markets for public equity, interest rates, currency rates, and the rate of inflation;
●	general business and economic conditions;
●	government regulation and proposed legislation (and changes thereto or interpretations thereof);
●	defects in title to claims, or the ability to obtain surface rights, either of which could affect the Company’s property rights and claims;
●	the Company’s ability to secure the necessary services and supplies on favorable terms in connection with its programs at the Livengood Gold Project and other activities;
●	the Company’s ability to attract and retain key staff, particularly in connection with the permitting and development of any mine at the Livengood Gold Project;
●	the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;
●	the timing of the Company’s ability to commence and complete planned work programs at the Livengood Gold Project;
●	the timing of the receipt of and the terms of the consents, permits and authorizations necessary to carry out exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;
●	the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;
●	the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole; and
●	the continued development of and potential construction of any mine at the Livengood Gold Project property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K, which are incorporated herein by reference, as well as other factors described elsewhere in this report and the Company’s other reports filed with the SEC.

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

“dip”	The angle that a stratum or any planar feature makes with the horizontal, measured perpendicular to the strike and in the vertical plane
“dike”	A tabular body of igneous rock that cuts across the structure of adjacent rocks or cuts massive rocks
“director”	A member of the Board
“disseminated”	Fine particles of mineral dispersed throughout the enclosing rock
“epigenetic”	Of or relating to a mineral deposit of origin later than that of the enclosing rocks
“g/t”	Grams per metric tonne
“gabbro”	A group of dark coloured, basic intrusive igneous rocks – the approximate intrusive equivalent of basalt

“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“intrusion”	The process of the emplacement of magma in pre-existing rock, magmatic activity. Also, the igneous rock mass so formed
“intrusive”	Of or pertaining to intrusion, both the process and the rock so formed
“kg”	Kilograms
“klippe”	A large block that has been tectonically transported; the block is isolated on all sides and rests on or with a foreign framework of other formations
“km”	Kilometers
“kriging”

A two-step process where first, the spatial covariance structure of the sampled points is determined by fitting a variogram, and second, weights derived from this covariance structure are used to interpolate values for unsampled points or blocks across the spatial field

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

“sill”	A tabular igneous intrusion that parallels the planar structure of the surrounding rock
“strike”	The direction taken by a structural surface
“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“Canadian Tax Act”	Income Tax Act (Canada)
“TRS”	The Technical Report Summary for the Livengood Gold Project filed as Exhibit 96.1 to the 2021 Annual Report on Form 10-K for the year ended December 31, 2021.
“tectonic”	Pertaining to the forces involved in, or the resulting structures of, tectonics
“tectonics”	A branch of geology dealing with the broad architecture of the outer part of the earth, that is, the major structural or deformational features and their relations, origin and historical evolution
“TSX”	Toronto Stock Exchange
“ultramafic”	Said of an igneous rock composed chiefly of mafic minerals
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheet-like form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
“volcaniclastic”	Pertaining to a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment

USE OF NAMES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we”, “us”, “our”, “ITH”, “International Tower Hill”, or the “Company” refer to International Tower Hill Mines Ltd. and its subsidiaries.

CURRENCY

All dollar amounts in this Annual Report on Form 10-K are presented in United States dollars unless otherwise stated. References to C$ refer to Canadian currency.

PART I

ITEM 1. BUSINESS

Overview

ITH is a company engaged in the acquisition and development of mineral properties. The Company currently holds or has the right to acquire interests in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in the Livengood Gold Project, which as of December 31, 2022, has a measured and indicated mineral resource of 704.5 million tonnes at an average grade of 0.60 g/tonne (13.62 million ounces). As reported in the Technical Report Summary (the “TRS”) attached as Exhibit 96.1 to this Annual Report on Form 10-K, a portion of the mineral resources at the Project have been converted into proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce. A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, and the current activities is set forth in Part I, Item 2 and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Prior to 2008, the Company focused primarily on the acquisition and exploration of mineral properties in Alaska and Nevada by acquiring through staking, purchase, lease or option (primarily from AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold”) in a transaction which closed on August 4, 2006) interests in a number of mineral properties in Alaska (Livengood Gold Project, Terra, LMS, BMP, Chisna, Coffee Dome, West Tanana, Gilles, West Pogo, Caribou, Blackshell and South Estelle) and Nevada (North Bullfrog and Painted Hills) that it believed had the potential to host large precious or base metal deposits. Since early 2008, the Company’s primary focus has been the exploration and advancement of the Livengood Gold Project and the majority of its resources have been directed to that end. In August 2010, ITH undertook a corporate spin-out arrangement transaction whereby all of its mineral property interests other than the Project were spun out as an independent and separate company. Since the completion of that transaction, the sole mineral property held by the Company has been the Livengood Gold Project and the Company has focused exclusively on the ongoing exploration and potential development of the Livengood Gold Project.

The head office and principal executive address of ITH is located at 200 Granville Street, Suite 2710, Vancouver, British Columbia, Canada V6C 1S4, and its registered and records office is located at 745 Thurlow Street, Suite 2400, Vancouver, British Columbia, Canada V6E 0C5.

Livengood Gold Project Developments

On March 9, 2022, the Company announced that the Board had approved a 2022 budget of $3.2 million. The 2022 work program advanced the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advanced community engagement.

Livengood Gold Project Technical Report Summary

On November 4, 2021, the Company announced the results of the Pre-feasibility Study for the Livengood Gold Project which are summarized in the TRS. The TRS details a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold resource estimated at 13.6 million ounces at 0.60 g/tonne. The study utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risk the Project. The TRS has estimated the capital costs of the Project at $1.93 billion, the total cost per ton milled at $13.12, the all-in sustaining costs at $1,171 per ounce, and net present value (5%) at $1,800/oz of $400 million.

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

The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2022.

2023 Outlook

On March 8, 2023, the Company announced that the Board had approved a 2023 budget of $3.3 million and endorsed the associated 2023 work program to advance the Livengood Gold Project. The 2023 work program will advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

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

The Board has established a Technical Committee, which has adopted a formal, written charter. As set out in its charter, the overall purpose of the Technical Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the Company’s continuing commitment to improving the environment and ensuring that activities are carried out and facilities are operated and maintained in a safe and environmentally sound manner that reflects the Company’s ideals and principles of sustainable development. The primary function of the Technical Committee is to monitor, review and provide oversight with respect to the technical aspects of the Company’s projects as well as monitor policies, standards, and programs relative to health, safety, community relations and environmental-related matters. The Technical Committee also advises the Board and makes recommendations for the Board’s consideration regarding health, safety, community relations and environmental-related issues.

For further information regarding the regulations that may have a material impact on our business, see “Risk Factors - Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.”

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

ITH has three material subsidiaries:

●Tower Hill Mines, Inc. (“TH Alaska”), a corporation incorporated in Alaska on June 27, 2006, which holds most of the Company’s Alaskan mineral properties and is 100% owned by ITH;
●Tower Hill Mines (US) LLC, a limited liability company formed in Colorado on June 27, 2006, which carries on the Company’s administrative and personnel functions and is wholly owned by TH Alaska; and
●Livengood Placers, Inc., a corporation incorporated in Nevada on June 11, 1998, which holds certain Alaskan properties and is 100% owned by TH Alaska.

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

Human Capital Resources

At December 31, 2022, the Company had three employees. The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering, community engagement and investor relations, and corporate governance.

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

Available Information

ITH maintains an internet website at www.ithmines.com. The Company makes available, free of charge, through the Investors section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC and its Annual Information Form, press releases and material change reports and other reports filed on the System for Electronic Document Analysis and Retrieval (SEDAR). The Company’s SEC filings are available from the SEC’s internet website at www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically. The Company’s SEDAR filings are available from the Canadian Securities Administrators’ internet website at www.sedar.com under the Company’s profile. The contents of these websites are not incorporated into this report and the references to the URLs for these websites are intended to be inactive textual references only.

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

Our only property at this time is our Livengood Gold Project, which is in the development stage. The TRS indicates that the Project would generate a minimal positive return at a gold price of $1,680 per ounce. The Company would need to see higher gold prices over a sustained period for the Project to be commercially viable. While management is exploring opportunities identified in the TRS for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful, that any of the optimization opportunities or cost savings will in fact be realized or that the price of gold will increase sufficiently, and be sustained for a sufficient period, to warrant a decision to develop the Project. No assurance can be given that any level of recovery of ore reserves will be realized or that any identified mineral deposit will ever qualify as a commercial mineable ore body which can be legally and economically exploited. If we are not able to identify commercially viable mineral deposits or profitably extract minerals from such deposits, if the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose all or a substantial portion of their investment.

We have a history of losses and expect to continue to incur losses in the future.

We have incurred losses and have had no revenue from operations since inception, and we expect to continue to incur losses in the foreseeable future. We have not commenced commercial production on the Livengood Gold Project and we have no other mineral properties. We have no revenues from operations and we do not anticipate generating revenues from operations until we are able, if ever, to begin production at the Livengood Gold Project. We will continue to incur operating losses until the Livengood Gold Project begins to generate sufficient revenues to fund continuing operations, which cannot be assured. The Project is currently in the development stage and, as contemplated in the TRS, would generate a minimal positive return at a gold price of $1,680 per ounce. Our activities may not result in profitable mining operations and we may not succeed in establishing mining operations or profitably producing metals at the Livengood Gold Project.

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

Our ability to obtain additional financing in the future will depend upon a number of factors, including prevailing capital market conditions, the status of the national and worldwide economy, our business performance and the price of gold and other precious metals. Capital markets worldwide have been adversely affected during the past few years, including in 2022, by substantial losses by financial institutions and market volatility due to the COVID-19 pandemic, among other things. Failure to obtain such additional financing on favorable terms or at all could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our interests in the Livengood Gold Project.

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

The mineral resource and reserves estimates included in our reports are estimates only and no assurance can be given that any particular level of recovery of minerals will in fact be realized or that an identified reserve or resource will ever qualify as a commercially mineable (or viable) deposit which can be legally and economically exploited. The estimating of mineral resources and mineral reserves is a subjective process and the accuracy of mineral resource and mineral reserve estimates is a function of the quantity and quality of available data, the accuracy of statistical computations, and the assumptions used and judgments made in interpreting available engineering and geological information. There is significant uncertainty in any mineral resource or mineral reserve estimate and the actual deposits encountered and the economic viability of a deposit may differ materially from the Company’s estimates. In addition, the grade of mineralization ultimately mined may differ from that indicated by drilling results and such differences could be material. Because we have not commenced actual production, mineralization estimates, including mineral resource estimates, for the Livengood Gold Project may require adjustments or downward revisions, and such adjustments or revisions may be material.

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

There may be differences in U.S. and Canadian practices for reporting mineral reserves and resources.

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

	High	Low	Average
2018	$1,355	$1,178	$1,269
2019	$1,546	$1,270	$1,393
2020	$2,067	$1,474	$1,771
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,629	$1,800
January 1, 2023 to March 1, 2023	$1,932	$1,811	$1,877

Our results of operations could be affected by currency fluctuations.

The Livengood Gold Project is located in the United States, with most costs associated with the Project paid in U.S. dollars, and the Company maintains accounts in Canadian and U.S. dollars, making it subject to foreign currency fluctuations. There can be significant swings in the exchange rate between the U.S. and Canadian dollar. There are no plans at this time to hedge against any exchange rate fluctuations in currencies. Adverse foreign currency fluctuations may cause losses and materially affect the Company’s financial position and results.

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. Any quoted market for our common shares may be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2022, the price of our common shares on the TSX ranged from a low of C$0.51 to a high of C$1.44, and on the NYSE American ranged from a low of $0.39 to a high of $1.13. From January 1, 2023 to March 1, 2023, the price of our common shares on the TSX ranged from a low of C$0.60 to a high of C$0.93, and on the NYSE American ranged from a low of $0.44 to a high of $0.71. There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, our shareholders may be unable to resell their shares at a desired price.

Future sales of our securities in the public or private markets will dilute our current shareholders and could adversely affect the trading price of our common shares and our ability to continue to raise funds in new stock offerings.

It is likely that the Company will issue common shares or securities exercisable or convertible into common shares in the future. The Company may issue securities on less than favorable terms to raise sufficient capital to fund its business plan. Any transaction involving the issuance of common shares or securities convertible into common shares would result in dilution, possibly substantial, to present and prospective holders of common shares, could adversely affect the trading prices of our common shares and could impair our ability to raise capital through future offerings of securities.

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

We believe that we likely were a passive foreign investment company (“PFIC”) during the fiscal year ended December 31, 2022, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2022, and we expect that we will be a PFIC in the current year and that we may continue to be classified as a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If the Company is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company is engaged in the acquisition and development of mineral properties. The Company currently holds or has the right to acquire interests in one property – a development stage property in Alaska referred to as the Livengood Gold Project.

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

As used in this Annual Report on Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as that term is defined by the SEC.

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

LIVENGOOD GOLD PROJECT, ALASKA

The Company currently holds, or has rights to acquire, ownership or leasehold interests in a group of adjacent mineral properties in Alaska which are collectively referred to as the “Livengood Gold Project.” The Livengood Gold Project is located approximately 113 km (70 miles) by road northwest of Fairbanks, Alaska and approximately 65 km (40 miles) north of the boundary of the Fairbanks North Star Borough as shown in Figure 1 below. The Project lies within the Tolovana Mining District in the northern part of the Tintina Gold Belt. The Company owns a 100% interest in the Livengood Gold Project and the Company’s primary focus is to develop the Project with the objective of achieving commercial production. The Company’s book value of its investment in the Livengood Gold Project is $55,375,124 as of December 31, 2022.

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

The nearest community to Livengood Gold Project is the village of Minto, a town with a population of approximately 132 located approximately 65 km (40 miles) southwest by road. The Fairbanks metropolitan area has a population of approximately 100,000 people, and comprises the regional center with hospitals, government offices, businesses and the University of Alaska, Fairbanks. The city is linked to southern Alaska along a north-south transportation and utility corridor that includes two paved highways, a railroad to tide water, an interlinked electrical grid, and communications infrastructure. Fairbanks has an international airport serviced daily by up to three major airlines.

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

100% owned patented mining claims

●	U.S. Mineral Survey 1960 and 2447, located on lower Livengood Creek, subject to an agreement to allow Larry Nelson, as agent for Nelson Mining Company, to operate a placer mine on MS 1960 and 2447 through February 2, 2023 and subsequent reclamation obligations.
●	U.S. Mineral Survey 1956, located on lower Gertrude Creek, subject to a reserved royalty of 5% of gross value held by Key Trust Company on behalf of the Luther Hess Trust.
●	With respect to portions of U.S. Mineral Survey 1626, located on lower Amy Creek:

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

100% owned Livengood Placers, Inc., a private Nevada corporation that is 100% owned by TH Alaska. Livengood Placers, Inc. is the record owner of the following:

●	29 patented claims
●	108 federal unpatented placer claims
●	24 State of Alaska mining claims

Leased property

●	Alaska Mental Health Trust Lease. A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2022, there were 9,970 acres included in the AMHT lease.
●	Hudson/Geraghty Lease. A lease of 20 federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000.
●	Griffin Lease. A lease of three patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease.
●	Tucker Lease. A lease of two unpatented federal lode mining claims and four federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000.

Patented claims (undivided interests less than 100%)

●	An undivided 203/240th interest in that certain patented placer mining claim known as the “Kinney Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.
●	An undivided 53/90th interest in that certain patented placer mining claim known as the “Union Bench Association” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.
●	An undivided 83/120th interest in that certain patented placer mining claim known as the “Bessie Bench” claim, included within U.S. Mineral Survey No. 1626 on lower Amy Creek.
●	An undivided 23/60th interest in those certain patented placer mining claims known as the “War Association” claim; the “Mutual Association” claim; and the “O.K. Fraction” claim, all included within U.S. Mineral Survey No. 2033 on lower Amy Creek.
●	An undivided 2/5th interest in those certain patented lode mining claims included within U.S. Mineral Survey No. 1990.

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment by November 30th of each year of $40 per claim to be paid to the state for the first five years, $85 per year for the second five years, and $205 per year thereafter. The annual rental rates for each 160-acre claim are $165 for the first five years, $330 for the second five years, and $825 per year thereafter. As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year. In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year. Excess work can be carried forward for up to four years. If the rental is paid and the work requirements are met, the claims can be held indefinitely. The work completed by the Company during the 2022 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2026 on all State of Alaska mining claims.

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

In 2011, the Company continued with resource definition drilling, completing 26,163 m of RC drilling and 11,468 m of diamond drilling. Two areas of the deposit, the Core and Sunshine crosses, were selected for 15 m-spaced RC in-fill drilling on crosses with north-south and east-west legs 150 m in length. A third area, Area 50 in the Sunshine Zone, measuring 195 m by 240 m, was drilled on a 37.5 m grid with alternating core and RC drilling. Two resources were generated for each volume using ordinary kriging on samples composited to 10 m lengths: the first including those portions of the 50 m grid drilling within the volume; and a second using both the grid and close-spaced drilling within the same volume. On average, the effect of the increased drilling density on tonnage, grade, and contained ounces of gold was less than 1% and confirmed the integrity of the previously reported resource estimate. Later in 2011, the Company broadened the scope of the field program to include 2,240 m of exploration drilling outside the resource area, as well as 8,932 m of geotechnical drilling and 1,192 m of large diameter groundwater test wells.

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

2021 Pre-Feasibility Study (“PFS”)

On November 4, 2021, the Company announced the results of the PFS for its Livengood Gold Project, which are summarized in the TRS. The TRS detailed a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold resource estimated at 13.6 million ounces at 0.60 g/tonne. The PFS utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risked the Project. The TRS estimated the capital costs of the Project at $1.93 billion, the total cost per ton milled at $13.12, the all-in sustaining costs at $1,171 per ounce, and the net present value (5%) at $1,800/oz of $400 million.

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

Technical Report Summary (“TRS”)

The TRS, current as of December 31, 2022, indicates that the Project generates a minimal positive return at a gold price of $1,680 per ounce. Readers are encouraged to review the entire TRS on EDGAR, with particular emphasis on the sensitivity analyses contained therein. The TRS for the Livengood Gold Project is filed as Exhibit 96.1 to this Annual Report on Form 10-K.

Mineral Resource and Reserve Estimates

Table 1: Livengood Gold Project mineral resources estimate (exclusive of reserves)

Classification	Metric tons (Mmt)	Au (g/mt)	Contained Au (Koz)
Measured	234.50	0.53	3,990.49
Indicated	40.01	0.49	629.61
Total Measured and Indicated	274.51	0.52	4,620.10
Inferred	15.98	0.40	206.98
1.	The Qualified Person for the mineral resource estimate is Resource Development Associates Inc.
2.	The effective date of the estimate is August 20, 2021 and the estimate is current as of December 31, 2022.
3.	Mineral resources for the Project are enumerated as per §229.1302(d)(1)(iii)(A) (Item 1302(d)(1)(iii)(A) of Regulation S-K).
4.

Mineral resources are not mineral reserves and do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the mineral resources estimated will be converted into mineral reserves.

5.

Open pit resources stated as contained within a potentially economically minable open pit; pit optimization was based on gold price of $1,650 per ounce, which was 5% over the three year rolling average as of August, 2021, variable mining and recoveries as described in Table 1C, and general and administrative cost of $1.55 per tonne, and a pit slope of 45 degrees.

6.	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
7.

Mineral resources are reported exclusive of mineral reserves (for a presentation of resource inclusive of mineral resources, please refer to Section 10 of the TRS). The reserves reported in Table 2 represent measured mineral resources and indicated mineral resources that were evaluated with modifying factors related to open pit mining.

Table 1C: Pit constraining parameters used for resource estimates

		Rock	Rock	Rock	Rock	Rock	Rock
Parameter	Unit	Type 4	Type 5	Type 6	Type 7	Type 8	Type 9
Mining Cost	$/total mt	1.76	1.74	1.74	1.68	1.76	1.76
Au Cut-off	g/mt	0.21	0.20	0.25	0.25	0.33	0.33
Processing Cost	$/process mt	9.27	9.15	9.17	9.50	9.71	9.71
Au Recovery	%	84	80	71	67	55	56
Administrative Cost	$/process mt	1.55	1.55	1.55	1.55	1.55	1.55
Royalty	%	3	3	3	3	3	3
Au Selling Price	$/oz	1,650	1,650	1,650	1,650	1,650	1,650
Overall Slope Angle	Degrees	45	45	45	45	45	45

Table 2: Livengood Project mineral reserves

	Ore	Au Grade	Contained Au
Classification	Metric tons (Mmt)	(g/mt)	Koz
Proven Reserves
Rock Type 4	75.4	0.54	1,314
Rock Type 5	110.5	0.55	1,972
Rock Type 6	91.7	0.65	1,922
Rock Type 7	61.0	0.70	1,367
Rock Type 8	2.4	0.73	56
Rock Type 9	70.5	0.82	1,861
Total Proven Reserves	411.5	0.64	8,492
Probable Reserves
Rock Type 4	2.5	0.48	39
Rock Type 5	4.0	0.47	62
Rock Type 6	3.0	0.99	94
Rock Type 7	4.8	0.98	152
Rock Type 8	0.3	0.76	6
Rock Type 9	3.9	1.26	159
Total Probable Reserves	18.5	0.86	512
Total Proven and Probable Reserves	430.1	0.65	9,004
1.	The Qualified Person for the Mineral Reserve Estimate is Jeffrey Cassoff, P. Eng., of BBA USA Inc.
2.	The effective date of the estimate is October 22, 2021 and the estimate is current as of December 31, 2022.
3.	Mineral reserves for the Project are enumerated as per added §229.1302(e)(2) (Item 1302(e)(2) of Regulation S-K).
4.

Mineral reserves are estimated using a gold price of $1,680 per ounce, which approximated the 2 year rolling average gold price during October 2021, and consider a 3% royalty, $1.80 per ounce for smelting, refining, and transportation costs, and a gold payable of 99.9%.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended December 31, 2022, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE American under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “-1I1-”. As at March 1, 2023, there were 195,313,184 common shares issued and outstanding, and the Company had approximately 100 shareholders of record.

Dividends

Since its inception, ITH has not paid any dividends. ITH has no present intention of paying any dividends, as it anticipates that all available funds will be invested to finance development of the Livengood Gold Project. The Board will determine if and when dividends should be declared and paid in the future after taking into account many factors, including ITH’s financial condition, operating results and anticipated cash needs at the relevant time. There are no restrictions which prevent ITH from paying dividends.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The following is a discussion of certain material U.S. federal income tax consequences to U.S. Holders (as defined below) of acquiring, owning, and disposing of our common shares. This discussion does not purport to be a comprehensive description of all of the U.S. tax considerations that may be relevant to a particular investor’s decision to acquire our common shares, including any state, local or non-U.S. tax consequences of acquiring, owning, and disposing of common shares. This discussion applies only to those U.S. Holders that hold our common shares as capital assets for U.S. tax purposes (generally, for investment and not in connection with the carrying on of a trade or business) and does not address all aspects of U.S. federal income tax law that may be relevant to investors that are subject to special or different treatment under U.S. federal income tax law (including, for example, a holder liable for the alternative minimum tax or a holder that actually or constructively owns 10% or more by voting power or value of our common shares). This discussion is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), its legislative history, existing and proposed U.S. Treasury regulations, published rulings and other administrative guidance of the U.S. Internal Revenue Service (the “IRS”) and court decisions, all as in effect on the date hereof. These laws are subject to change or differing interpretation by the IRS or a court, possibly on a retroactive basis. This discussion also assumes that the Company is not, and will not become, a controlled foreign corporation (“CFC”) as defined for U.S. federal income tax purposes.

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

If a partnership (including any entity treated as a partnership for U.S. federal income tax purposes) is a beneficial owner of our common shares, the U.S. tax treatment of a partner in the partnership generally will depend on the status of the partner and the activities of the partnership. A holder of our common shares that is a partnership and partners in such a partnership should consult their own tax advisors about the U.S. federal income tax consequences of acquiring, owning, or disposing of common shares.

Distributions

Subject to the passive foreign investment company rules discussed below, should a distribution be made, a U.S. Holder must include in gross income as dividend income the gross amount of any distribution paid on our common shares (including the amount of any non-U.S. taxes withheld from such amount), to the extent such distribution is paid out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Distributions in excess of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will first be treated as a non-taxable return of capital to the extent of the U.S. Holder’s basis in its common shares and thereafter as gain from the sale or exchange of common shares. See “Sale, Exchange, or Other Disposition of Common Shares” below.

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

Dividends paid on our common shares will generally be treated as foreign source income for U.S. foreign tax credit purposes. Foreign tax credits are generally subject to various classifications and other limitations. The rules relating to computing foreign tax credits are complex. U.S. Holders should consult their own tax advisors to determine the foreign tax credit implications of owning common shares.

Sale, Exchange, or Other Disposition of Common Shares

Subject to the passive foreign investment company rules discussed below, a U.S. Holder that sells or otherwise disposes of its common shares will recognize capital gain or loss for U.S. federal income tax purposes equal to the difference between (i) the U.S. dollar value of the amount realized on the sale or disposition and (ii) the tax basis, determined in U.S. dollars, of such common shares. Such gain or loss will be treated as long-term capital gain or loss if the U.S. Holder’s holding period is greater than one year at the time of sale, exchange, or other disposition. Long-term capital gains of individuals are generally subject to preferential maximum U.S. federal income tax rates. A U.S. Holder’s ability to deduct capital losses is subject to certain limitations.

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

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2022, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

A U.S. Holder that holds common shares while the Company is a PFIC may be subject to increased tax liability upon the sale, exchange, or other disposition of its common shares or upon the receipt of certain distributions, regardless of whether the Company is a PFIC in the year in which such disposition or distribution occurs. These adverse tax consequences include:

(a)

“Excess distributions” by the Company are subject to the following special rules. An excess distribution generally is the excess of the amount a PFIC distributes to a shareholder during a taxable year over 125% of the average amount it distributed to the shareholder during the three preceding taxable years or, if shorter, the part of the shareholder’s holding period before the taxable year. Distributions with respect to our common shares during the taxable year to a U.S. Holder that are excess distributions must be allocated rateably to each day of the U.S. Holder’s holding period. The amounts allocated to the current taxable year and to taxable years prior to the first year in which the Company was classified as a PFIC are included as ordinary income in a U.S. Holder’s gross income for that year. The amount allocated to each other prior taxable year is taxed as ordinary income at the highest tax rate in effect for the U.S. Holder in that prior year (without offset by any net operating loss for such year) and the tax is subject to an interest charge at the rate applicable to deficiencies in income taxes (the “special interest charge”).

(b)

The entire amount of any gain realized upon the sale or other disposition of our common shares will be treated as an excess distribution made in the year of sale or other disposition and as a consequence will be treated as ordinary income and, to the extent allocated to years prior to the year of sale or disposition, will be subject to the special interest charge described above.

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

The PFIC rules are complex, and U.S. Holders should consult their own tax advisors regarding the PFIC rules and how they may affect the U.S. federal income tax consequences of the acquisition, ownership, and disposition of our common shares in the event the Company is a PFIC at any time during the holding period for such common shares.

Medicare Tax

A U.S. Holder that is an individual or estate, or a trust that does not fall into a special class of trusts that is exempt from such tax, will be subject to a 3.8% tax on the lesser of (1) the U.S. Holder’s “net investment income” for the relevant taxable year and (2) the excess of the U.S. Holder’s modified gross income for the taxable year over a certain threshold (which in the case of an individual will be $200,000 or $250,000, depending on the individual’s circumstances). A holder’s net investment income will generally include dividend income and net gains from the disposition of common shares, unless such dividends or net gains are derived in the ordinary course of the conduct of a trade or business (other than a trade or business that consists of certain passive or trading activities). U.S. Holders are urged to consult their own tax advisors regarding the applicability of the Medicare tax in respect of their investment in our common shares.

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

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Business Activities

General

Livengood Gold Project Developments

During February 2022, the Company completed the Technical Report Summary (the “TRS”) and subsequently announced on March 9, 2022, that the Board had approved a 2022 budget of $3.2 million. The 2022 work program advanced the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advanced community engagement.

Livengood Gold Project Technical Report Summary

The TRS detailed a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold resource estimated at 13.6 million ounces at 0.60 g/tonne. The TRS utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risk the Project. The TRS has estimated the capital costs of the Project at $1.93 billion, the total cost per ton milled at $13.12, the all-in sustaining costs at $1,171 per ounce, and the net present value (5%) at $1,800/oz of $400 million.

The Project configuration evaluated in the TRS is a conventional, owner-operated surface mine that will utilize large-scale mining equipment in a blast/load/haul operation. Mill feed would be processed in a 65,000 tons per day comminution circuit consisting of primary and secondary crushing, wet grinding in a single semi-autogenous (“SAG”) mill and single ball mill followed by a gravity gold circuit and a conventional carbon in leach (“CIL”) circuit.

Whittle Enterprise Optimization

Prior to beginning the Pre-Feasibility Study (the “PFS”), the Company retained Whittle Engineering and BBA Inc. to collaborate on an enterprise optimization study (the “Whittle and BBA Study”) to review various technologies and project configurations and to recommend the optimum configuration for the PFS. The Whittle and BBA Study reviewed secondary crushing with SAG and ball mill, tertiary crushing with ball mill, gravity/CIL at p80 of 90 micron to 250 micron, stand-alone and auxiliary heap leach configurations, gravity only gold recovery, gravity/flotation with pressure oxidation and CIL of flotation concentrate. These configurations were evaluated at various combinations of project ramp up strategy, annual throughput, primary, secondary, and tertiary grind size, as well as mining fleet size and stockpile management strategies. Tailings technologies reviewed included conventional tailings and pressure filtered tailings.

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

Outlook

On March 7, 2023, the Company announced that the Board had approved a 2023 budget of $3.3 million to advance the Livengood Gold Project. The 2023 work program will advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

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

Results of Operations

Summary of Quarterly Results

	December 31,	September 30,	June 30,	March 31,
Description	2022	2022	2022	2022
Net loss	$(832,181)	$(295,260)	$(1,200,279)	$(713,973)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

	December 31,	September 30,	June 30,	March 31,
Description	2021	2021	2021	2021
Net loss	$(1,015,489)	$(1,648,913)	$(2,178,014)	$(1,137,872)
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Significant fluctuations in the Company’s quarterly net losses have mainly been the result of operating cost changes.

Year ended December 31, 2022 compared to Year ended December 31, 2021

The Company had cash and cash equivalents of $4,847,429 at December 31, 2022 compared to $7,780,671 at December 31, 2021. The Company incurred a net loss of $3,041,693 for the year ended December 31, 2022 compared to a net loss of $5,980,288 for the year ended December 31, 2021. The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2022 and the year ended December 31, 2021.

Mineral property exploration expenditures were $1,138,134 for the year ended December 31, 2022 compared to $3,517,540 for the year ended December 31, 2021. The decrease of $2,379,406 is primarily due to work completed in the year ended December 31, 2021 toward the updated Pre-Feasibility Study for the Livengood Gold Project of $2,072,121, reduced baseline environmental costs $239,826, reduced land maintenance costs of $62,510 and timing variances of legal costs of $4,949.

Share-based payment charges were $448,474 during the year ended December 31, 2022 compared to $535,117 during the year ended December 31, 2021. The $86,643 decrease in share-based payment charges during the period was mainly the result of equity compensation issued or granted to certain officers and employees of the Company at a lower issue price during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The Company granted 451,085 deferred share units (“DSUs”) of C$0.92 per DSU and 240,000 incentive stock options at an issue price of C$0.92 per option during the year ended December 31, 2022 compared to 316,795 DSUs of C$1.31 per DSU and 240,000 incentive stock options at an issue price of C$1.31 per option during the year ended December 31, 2021. All DSUs granted in each of these periods were fully vested upon issuance and all options vest one-third on the grant date, one-third on the first anniversary, and one-third on the second anniversary. At December 31, 2022, there was $67,694 of unrecognized compensation expense related to non-vested options outstanding.

Share-based payment charges were allocated as follows:

	Year ended	Year ended
	December 31,	December 31,
Expense category:	2022	2021
Consulting	$322,052	$380,878
Investor relations	8,428	10,282
Wages and benefits	117,994	143,957
	$448,474	$535,117

Excluding share-based payment charges of $322,052 and $380,878, respectively, consulting fees decreased to $229,111 for the year ended December 31, 2022 from $231,509 for the year ended December 31, 2021. The decrease of $2,398 is primarily due to a timing variance for general IT services.

Regulatory expenses were $137,947 for the year ended December 31, 2022 compared to $178,264 for the year ended December 31, 2021. The decrease of $40,317 is primarily due to reduced SEDAR filings fees of $20,789, reduced TSX listing fees of $20,054, and reduced NYSE listing fees of $3,407, partially offset by increased EDGAR filings fees of $2,050 and increased transfer agent fees of $1,883.

Excluding share-based payment charges of $117,994 and $143,957, respectively, wages and benefits increased to $796,084 for the year ended December 31, 2022 from $791,116 for the year ended December 31, 2021. The increase of $4,968 is primarily due to payroll-related benefit accruals as at December 31, 2022.

Professional fees were $226,439 for the year ended December 31, 2022 compared to $210,594 for the year ended December 31, 2021. The increase of $15,845 is primarily due to the timing of audit services of $36,350 and increased XBRL costs of $1,211 partially offset by reduced legal fees of $17,777 and reduced tax services of $3,939.

Insurance costs were $202,893 for the year ended December 31, 2022 compared to $179,659 for the year ended December 31, 2021. The increase of $23,234 is primarily due to premium increases to maintain coverage.

Travel costs were $29,935 for the year ended December 31, 2022 compared to $18,464 for the year ended December 31, 2021. The increase of $11,471 is primarily due to travel related to investor relations conferences.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Other items amounted to other income of $404,346 during the year ended December 31, 2022 compared to an expense of $64,839 during the year ended December 31, 2021. The Company had a foreign exchange gain of $348,207 during the year ended December 31, 2022 compared to a foreign exchange loss of $101,818 during the year ended December 31, 2021 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the year ended December 31, 2022 was C$1 to $0.7692 compared to C$1 to $0.7994 for the year ended December 31, 2021.

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

As at December 31, 2022, the Company reported cash and cash equivalents of $4,847,429 compared to $7,780,671 at December 31, 2021. The decrease of approximately $2.9 million resulted mainly from operating expenditures on the Livengood Gold Project of approximately $2.9 million and a negative foreign currency transaction impact of $0.3 million, partially offset by financing activities of $0.3 million.

Our anticipated expenditures for year 2023 are approximately $3.3 million, including $535,578 for mineral property leases and $206,215 for mining claim government fees. Total commitments for years 2023 through 2028 for mineral property leases and mining claim government fees are $3,300,328 and $1,237,290, respectively.

As at March 7, 2023, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

Financing activities during the year ended December 31, 2022 included the exercise of stock options. Proceeds of $290,290 were received on the issuance of 405,000 common shares.

The Company had no cash flows from financing activities during the year ended December 31, 2021.

The Company had no cash flows from investing activities during the years ended December 31, 2022 and December 31, 2021.

As at December 31, 2022, the Company had working capital of $4,711,616 compared to working capital of $7,342,470 at December 31, 2021. The Company expects that it will operate at a loss for the foreseeable future, but believes its current cash and cash equivalents will be sufficient for it to complete its anticipated 2023 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through the 2024 fiscal year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

International Tower Hill Mines Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Tower Hill Mines Ltd. (the “Company”), as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of impairment indicators of mineral property

As described in Note 4 to the financial statements, the carrying amount of the Company’s mineral property was $55,375,124 as at December 31, 2022. As more fully described in Note 2 to the financial statements, management assesses its mineral property for indicators of impairment at each reporting period.

The principal considerations for our determination that the assessment of impairment indicators of the Company’s mineral property is a critical audit matter are that there was judgment made by management when assessing whether there were indicators of impairment for the mineral property, specifically relating to the assets carrying amount which is impacted by the Company’s intent and ability to continue to explore and evaluate its asset. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate audit evidence relating to the judgments made by management in their assessment of indicators of impairment that could give rise to the requirement to prepare an estimate of the recoverable amount of the mineral property.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures included, among others:

●	Obtaining an understanding of the key controls associated with evaluating the mineral property for indicators of impairment.
●	Evaluating management’s assessment of impairment indicators.
●	Evaluating the intent for the mineral property through discussion and communication with management.
●	Reviewing the Company’s recent expenditure activity and expenditure budgets for future periods.
●	Assessing compliance with agreements and expenditure requirements including vouching cash payments.
●	Obtaining, on a test basis through government websites, confirmation of title to ensure mineral rights underlying the mineral property are in good standing.

We have served as the Company’s auditor since 2017.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 7, 2023

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2022 and 2021

(Expressed in U.S. Dollars)

		December 31,	December 31,
	Note	2022	2021
ASSETS

Current assets
Cash and cash equivalents		$4,847,429	$7,780,671
Prepaid expenses and other		152,572	141,680
Total current assets		5,000,001	7,922,351
Property and equipment		7,465	7,465
Mineral property	4	55,375,124	55,375,124

Total assets		$60,382,590	$63,304,940

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$53,539	$259,648
Accrued liabilities	5	234,846	320,233
Total liabilities		288,385	579,881

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 195,313,184 and 194,908,184 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	7	288,484,901	288,032,132
Contributed surplus		36,275,917	35,989,922
Accumulated other comprehensive income		1,500,196	1,828,121
Deficit		(266,166,809)	(263,125,116)

Total shareholders’ equity		60,094,205	62,725,059
Total liabilities and shareholders’ equity		$60,382,590	$63,304,940

Nature of operations (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2022 and 2021

(Expressed in U.S. Dollars)

		December 31,	December 31,
	Note	2022	2021
Operating Expenses
Consulting fees	7	$551,163	$612,387
Depreciation		—	367
Insurance		202,893	179,659
Investor relations	7	65,591	77,256
Mineral property exploration	4	1,138,134	3,517,540
Office		28,529	33,292
Other		16,130	17,181
Professional fees		226,439	210,594
Regulatory		137,947	178,264
Rent	11	135,200	135,372
Travel		29,935	18,464
Wages and benefits	7	914,078	935,073
Total operating expenses		(3,446,039)	(5,915,449)

Other income (expense)
Gain (loss) on foreign exchange		348,207	(101,818)
Interest income		5,739	20,260
Other income		50,400	16,719

Total other income (expense)		404,346	(64,839)

Net loss for the year		(3,041,693)	(5,980,288)

Other comprehensive income
Exchange difference on translating foreign operations		(327,925)	68,893
Total other comprehensive income for the year		(327,925)	68,893

Comprehensive loss for the year		$(3,369,618)	$(5,911,395)

Basic and diluted net loss per share		$(0.02)	$(0.03)

Weighted average number of shares outstanding - basic and diluted		195,221,951	194,908,184

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2022 and 2021

(Expressed in U.S. Dollars)

				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2020	194,908,184	$288,032,132	$35,454,805	$1,759,228	$(257,144,828)	$68,101,337
Stock based compensation-option	—	—	167,267	—	—	167,267
Stock based compensation-DSU	—	—	367,850	—	—	367,850
Exchange difference on translating foreign operations	—	—	—	68,893	—	68,893
Net loss	—	—	—	—	(5,980,288)	(5,980,288)
Balance, December 31, 2021	194,908,184	288,032,132	35,989,922	1,828,121	(263,125,116)	62,725,059
Stock based compensation-option	—	—	135,451	—	—	135,451
Stock based compensation-DSU	—	—	313,023	—	—	313,023
Exchange difference on translating foreign operations	—	—	—	(327,925)	—	(327,925)
Exercise of options	405,000	290,290	—	—	—	290,290
Reallocation from contributed surplus	—	162,479	(162,479)	—	—	—
Net loss	—	—	—	—	(3,041,693)	(3,041,693)
Balance, December 31, 2022	195,313,184	$288,484,901	$36,275,917	$1,500,196	$(266,166,809)	$60,094,205

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2022	2021
Operating Activities
Loss for the year	$(3,041,693)	$(5,980,288)
Add items not affecting cash:
Depreciation	—	367
Stock-based compensation-option	135,451	167,267
Stock-based compensation-DSU	313,023	367,850
Changes in non-cash working capital items:
Accounts receivable	5,794	18,770
Prepaid expenses	(22,076)	1,555
Accounts payable and accrued liabilities	(287,457)	86,964
Cash used in operating activities	(2,896,958)	(5,337,515)

Financing Activities
Issuance of common shares	290,290	—
Cash provided by financing activities	290,290	—

Effect of foreign exchange on cash and cash equivalents	(326,574)	68,893
Decrease in cash and cash equivalents	(2,933,242)	(5,268,622)
Cash and cash equivalents, beginning of year	7,780,671	13,049,293
Cash and cash equivalents, end of year	$4,847,429	$7,780,671

Non-cash transactions:

-	Reallocation from contributed surplus from exercise of stock options $162,479 (December 31, 2021 - $nil)

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

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2022, the Company was in the exploration stage and controls a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2023 fiscal year. As at March 7, 2023, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

The COVID-19 pandemic of three years has resulted in supply chain disruptions, record high inflation and rising interest rates which all have impeded adversely the global economy and tightened the financial markets. It is indeterminable when inflation will be back to a normal level and the economy will recover. These have created uncertainties to whether financing would be available to the Company if the need for funding was to arise.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 7, 2023, the Board approved the consolidated financial statements dated December 31, 2022.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income. The Company does not have any material provisions for environmental rehabilitation as of December 31, 2022.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2022, this calculation proved to be anti-dilutive, and therefore the Company’s 2,287,049 stock options and 2,602,361 deferred share units (“DSUs”) outstanding at year-end have been excluded from the calculation.

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

These updates are effective beginning January 1, 2023, and the Company has evaluated ASU 2016-13 and ASU 2018-19 and adoption of this guidance is expected to have no impact on its financial reporting.

3.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.           MINERAL PROPERTY

The Company had the following activity related to the mineral property:

Capitalized acquisition costs	Amount
Balance, December 31, 2020	$55,375,124
Additions	—
Balance, December 31, 2021	$55,375,124
Additions	—
Balance, December 31, 2022	$55,375,124

The following table presents costs incurred for exploration and evaluation activities for the years ended December 31, 2022 and 2021:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Exploration costs:
Aircraft services	$9,000	$8,400
Environmental	191,876	185,330
Equipment and facilities rental	67,507	61,409
Field costs	89,493	327,075
Geological/geophysical	49,202	2,121,323
Land maintenance & tenure	647,412	709,922
Legal	85,593	90,542
Transportation and travel	(1,949)	13,539
Total expenditures for the year	$1,138,134	$3,517,540

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

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2022, the Company has paid $4,358,318 from the inception of this lease.
b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. As of December 31, 2022, the Company has paid $930,000 from the inception of this lease.
c)	a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. As of December 31, 2022, the Company has paid $280,000 from the inception of this lease.
d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. As of December 31, 2022, the Company has paid $203,000 from the inception of this lease.

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

5.           ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2022 and 2021.

	December 31,	December 31,
	2022	2021
Accrued liabilities	$104,198	$202,982
Accrued salaries and benefits	130,648	117,251
Total accrued liabilities	$234,846	$320,233

Accrued liabilities at December 31, 2022 include accruals for general corporate costs and project costs of $46,974 and $57,224, respectively. Accrued liabilities at December 31, 2021 include accruals for general corporate costs and project costs of $34,912 and $168,070, respectively.

6.           INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Earnings (loss) for the year	$(3,041,693)	$(5,980,288)
Statutory Canadian corporate tax rate	27.00%	27.00%

Expected income tax (recovery)	$(821,000)	$(1,614,678)
Change in statutory, foreign tax, foreign exchange rates and other	1,038,000	3,029,412
Permanent difference	120,000	123,866
Adjustment to prior years provision versus statutory tax returns	279,000	(7,996)
Change in unrecognized deductible temporary differences	(616,000)	(1,530,604)
Total income tax expense (recovery)	$—	$—

The significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liabilities):
Exploration and evaluation assets	$16,711,000	$16,711,128
Property and equipment	7,000	10,464
Share issue costs	51,000	83,928
Non-capital losses available for future period	53,955,000	55,506,071
	70,724,000	72,311,591
Valuation allowance	(70,724,000)	(72,311,591)
Net deferred tax asset	$—	$—

At December 31, 2022, the Company has available non-capital losses for Canadian income tax purposes of approximately C$ 27,596,000 and net operating losses for US income tax purposes of approximately $33,301,000 that do not have an expiration date and $137,152,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada (C$)		United States ($)
2042	C$	599,000	$—
2041		1,204,000	—
2040		1,211,000	—
2039		1,164,000	—
2038		417,000	—
2037		1,757,000	8,800,000
2036		1,611,000	8,798,000
2035		395,000	10,703,000
2034		1,792,000	12,587,000
2033		1,687,000	14,208,000
2032		2,854,000	16,797,000
2031		5,051,000	40,825,000
2030		3,052,000	18,765,000
2029		2,378,000	2,973,000
2028		1,301,000	1,412,000
2027		1,031,000	1,284,000
2026		92,000	—
	C$	27,596,000	$137,152,000

The Company also has available mineral resource expenses that are related to the Company’s exploration activities in the United States of approximately $114,162,000 which may be deductible for U.S. tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

7.            SHARE CAPITAL

Authorized

The Company’s share capital consists of an unlimited number of authorized common shares without par value. At December 31, 2022 and 2021, there were 195,313,184 and 194,908,184 shares issued and outstanding, respectively.

Share issuances

During the year ended December 31, 2022, the Company issued 405,000 common shares pursuant to the exercise of stock options for total proceeds of $290,290 and transferred related contributed surplus of $162,479 to share capital.

There were no share issuances during the year ended December 31, 2021.

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

During the year ended December 31, 2022, the Company granted a total of 240,000 incentive stock options to certain officers and employees of the Company to purchase common shares in the capital stock of the Company at an issue price of C$0.92 per share. Of the total 240,000 stock options granted, 150,000 were granted to Mr. Karl Hanneman, Chief Executive Officer. All of the options vest one-third on the grant date, one-third on May 24, 2023, one-third on May 24, 2024 and expire on May 24, 2028.

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

A summary of the status of the stock option plan as of December 31, 2022 and 2021 and changes during the fiscal years is presented below:

	Year Ended			Year Ended
	December 31, 2022			December 31, 2021
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
	Options	Price (C$)	Value (C$)	Options	Price (C$)	Value (C$)

Balance, beginning of the year	2,947,049	$0.97		2,707,049	$0.94
Granted	240,000	$0.92		240,000	$1.31
Exercised	(405,000)	$0.90		—	—
Expired	(495,000)	$1.08		—	—
Balance, end of the year	2,287,049	$0.95	$10,400	2,947,049	$0.97	$235,200

The weighted average remaining life of options outstanding at December 31, 2022 was 2.1 years.

Stock options outstanding are as follows:

	December 31, 2022			December 31, 2021
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
March 25, 2022*	—	—	—	$1.11	510,000	510,000
March 25, 2022*	—	—	—	$0.73	270,000	270,000
March 25, 2022*	—	—	—	$1.11	120,000	120,000
March 16, 2023	$1.00	580,000	580,000	$1.00	580,000	580,000
March 16, 2023	$0.50	130,000	130,000	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	170,000
May 25, 2027	$1.31	240,000	160,000	$1.31	240,000	80,000
May 24, 2028	$0.92	240,000	80,000	—	—	—
		2,287,049	2,047,049		2,947,049	2,702,049
●	Expiry dates automatically extended to March 25, 2022, the tenth business day following the end of a blackout period imposed on the holders of the stock options, pursuant to the terms of the Stock Option Plan.

A summary of the non-vested options as of December 31, 2022 and 2021 and changes during the fiscal years ended December 31, 2022 and 2021 is as follows:

		Weighted average
		grant-date fair
Non-vested options:	Number of options	value (C$)
Outstanding at December 31, 2020	170,000	$0.76
Granted	240,000	$0.98
Vested	(165,000)	$0.87
Outstanding at December 31, 2021	245,000	$0.91
Granted	240,000	$0.60
Vested	(245,000)	$0.78
Outstanding at December 31, 2022	240,000	$0.73

At December 31, 2022, there was C$67,694 of unrecognized compensation expense related to non-vested options outstanding.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). The DSU Plan was approved by the Company’s shareholders on May 24, 2017 and re-approved by the Company’s shareholders on May 27, 2020 and May 25, 2021. As at December 31, 2022, the maximum aggregate number of common shares that could be issued under the DSU Plan and the Stock Option Plan was 19,531,318, representing 10% of the number of issued and outstanding common shares on that date (on a non-diluted basis). As at December 31, 2022, the Company had stock options to potentially acquire 2,287,049 common shares outstanding under the Stock Option Plan (representing approximately 1.17% of the outstanding common shares), leaving up to 17,244,269 common shares available for future grants under the DSU Plan and under the Stock Option Plan (combined) based on the number of outstanding common shares as at that date on a non-diluted basis (representing an aggregate of approximately 8.83% of the outstanding common shares).

During the year ended December 31, 2022, in accordance with the DSU Plan, the Company granted each of the members of the Company’s Board of Directors (other than those directors nominated for election by Paulson & Co. Inc.) 90,217 DSUs for a total of 451,085 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$0.92 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

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

DSUs outstanding are as follows:

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
		Weighted average		Weighted average
	Number of	grant-date fair	Number of	grant-date fair
	DSUs	value (C$)	DSUs	value (C$)
Balance, beginning of the year	2,151,276	$0.88	1,834,481	$0.81
Issued	451,085	$0.92	316,795	$1.31
Delivered	—	—	—	—
Balance, end of the year	2,602,361	$0.89	2,151,276	$0.88

Share-based payments

During the year ended December 31, 2022, the Company granted 240,000 stock options and 451,085 DSUs. Share-based payment compensation for the year ended December 31, 2022 total $448,474 ($135,451 related to stock options and $313,023 related to DSUs). Of the total expense for the year ended December 31, 2022, $322,052 was included in consulting fees, $117,994 was included in wages and benefits, and $8,428 was included in investor relations in the statement of operations and comprehensive loss.

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

The following weighted average assumptions were used for the Black-Scholes option pricing model of the stock options:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Expected life of options	6 years	6 years
Risk-free interest rate	2.64%	0.99%
Expected volatility	76.75%	81.22%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$0.92	$1.31

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

8.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2022
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	4,582,892	417,109	5,000,001
Total assets	$4,590,357	$55,792,233	$60,382,590

December 31, 2021
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	7,439,101	483,250	7,922,351
Total assets	$7,446,566	$55,858,374	$63,304,940

	Year ended	Year ended
	December 31,	December 31,
	2022	2021

Net loss for the year - Canada	$(788,971)	$(1,363,483)
Net loss for the year - United States	(2,252,722)	(4,616,805)
Net loss for the year	$(3,041,693)	$(5,980,288)

9.           COMMITMENTS

The following table discloses, as of December 31, 2022, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
						2028 and
	2023	2024	2025	2026	2027	beyond	Total
Mineral Property Leases(1)	$535,578	$541,273	$547,039	$552,877	$558,788	$564,773	$3,300,328
Mining Claim Government Fees	206,215	206,215	206,215	206,215	206,215	206,215	1,237,290
Total	$741,793	$747,488	$753,254	$759,092	$765,003	$770,988	$4,537,618
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2022, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2022. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2022 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2022 (the “2023 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com. We intend to post on our website any amendments to, or waivers from our Code of Business Conduct and Ethics applicable to senior financial executives.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2023 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2023 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2023 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2023 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

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

4.3	Description of Securities (filed as Exhibit 4.3 to the Company’s Form 10-K filed on March 9, 2022 and incorporated herein by reference)

10.1

Mining Lease with Option to Purchase, dated January 18, 2007, between Talon Gold Alaska Inc. and Bernard E. Griffin, Donna Griffin, Larry Kilgore, Sherry Gerbi, Jerry Griffin, Tim Miller, Lynne Miller, Robert and Marcia Miller (filed as Exhibit 11 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.2**

Upland Mining Lease, effective July 1, 2004, between the Alaska Mental Health Trust Authority and Tower Hill Mines, Inc. (as successor to AngloGold (U.S.A.)) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A on December 10, 2013 and incorporated herein by reference)

10.3

Addendum No. 2 to Upland Mining Lease, effective July 1, 2007, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.4

Addendum No. 3 to Upland Mining Lease, effective January 1, 2010, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

63

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2022 and 2021, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021, and (v) the Notes to the Consolidated Financial Statements

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

Date: March 8, 2023

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

By:	/s/ Karl L. Hanneman	By:	/s/ Marcelo Kim
	Karl L. Hanneman		Marcelo Kim
	Chief Executive Officer and Director		Director
(Principal Executive Officer)

Date:	March 8, 2023	Date:	March 8, 2023

By:	/s/ David Cross	By:	/s/ Stephen A. Lang
	David Cross		Stephen A. Lang
	Chief Financial Officer (Principal Financial and Accounting Officer)		Director

Date:	March 8, 2023	Date:	March 8, 2023

By:	/s/ Anton J. Drescher	By:	/s/ Christopher Papagianis
	Anton J. Drescher		Christopher Papagianis
	Director		Director

Date:	March 8, 2023	Date:	March 8, 2023

By:	/s/ Stuart A. Harshaw	By:	/s/ Thomas S. Weng
	Stuart A. Harshaw		Thomas S. Weng
	Director		Director

Date:	March 8, 2023	Date:	March 8, 2023

