Form 10-Q
period 2023-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2023-05-05
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0668474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2710 - 200 Granville Street Vancouver, British Columbia, Canada (Address of Principal Executive Offices)	V6C 1S4 (Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Shares, no par value	THM	NYSE American

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

As of April 27, 2023, the registrant had 195,313,184 common shares outstanding.

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

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others:

●	the demand for, and level and volatility of the price of gold;
●	conditions in the financial markets generally, the overall sentiment of the markets for public equity, interest rates, currency rates, and the rate of inflation;
●	general business and economic conditions;
●	government regulation and proposed legislation (and changes thereto or interpretations thereof);
●	defects in title to claims or the ability to obtain surface rights, either of which could affect the Company’s property rights and claims;
●	the Company’s ability to secure the necessary services and supplies on favorable terms in connection with its programs at the Livengood Gold Project and other activities;
●	the Company’s ability to attract and retain key staff, particularly in connection with the permitting and development of any mine at the Livengood Gold Project;
●	the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;
●	the timing of the Company’s ability to commence and complete planned work programs at the Livengood Gold Project;

●	the timing of the receipt of and the terms of the consents, permits and authorizations necessary to carry out exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;
●	the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;
●	the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole; and
●	the continued development of and potential construction of any mine at the Livengood Gold Project property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022, which are incorporated herein by reference, as well as other factors described elsewhere in the Company’s other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at March 31, 2023 and December 31, 2022

(Expressed in US Dollars - Unaudited)

		March 31,	December 31,
	Note	2023	2022
ASSETS

Current
Cash and cash equivalents	1	$4,231,301	$4,847,429
Prepaid expenses and other		170,693	152,572
Total current assets		4,401,994	5,000,001

Property and equipment		7,465	7,465
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$59,784,583	$60,382,590

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$52,736	$53,539
Accrued liabilities	5	120,296	234,846

Total liabilities		173,032	288,385

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 195,313,184 shares issued and outstanding at December 31, 2022 and March 31, 2023	6	288,484,901	288,484,901
Contributed surplus	6	36,296,185	36,275,917
Accumulated other comprehensive income		1,500,811	1,500,196
Deficit		(266,670,346)	(266,166,809)

Total shareholders’ equity		59,611,551	60,094,205

Total liabilities and shareholders’ equity		$59,784,583	$60,382,590

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2023 and 2022

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2023	March 31, 2022
Operating expenses
Consulting fees	6	$57,635	$58,665
Insurance		49,574	42,450
Investor relations	6	4,071	15,253
Mineral property exploration	4	145,895	203,093
Office		2,908	4,344
Other		4,222	4,609
Professional fees		41,305	66,233
Regulatory		61,364	73,696
Rent		33,796	33,803
Travel		1,911	1,744
Wages and benefits	6	115,649	129,549
Total operating expenses		(518,330)	(633,439)

Other income (expenses)
Loss on foreign exchange		(6,773)	(94,755)
Interest income		21,566	1,569
Other income		—	12,652
Total other income (expenses)		14,793	(80,534)

Net loss for the period		(503,537)	(713,973)

Other comprehensive income
Exchange difference on translating foreign operations		615	132,488
Total other comprehensive income for the period		615	132,488
Comprehensive loss for the period		$(502,922)	$(581,485)

Basic and diluted loss per share		$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted		195,313,184	194,943,184

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023 and 2022

(Expressed in US Dollars - Unaudited)

	Three-Month Period Ended March 31, 2022
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2021	194,908,184	$288,032,132	$35,989,922	$1,828,121	$(263,125,116)	$62,725,059
Stock-based compensation-options	—	—	29,224	—	—	29,224
Exchange difference on translating foreign operations	—	—	—	132,488	—	132,488
Exercise of options	405,000	290,290	—	—	—	290,290
Reallocation from contributed surplus	—	162,479	(162,479)	—	—	—
Net loss	—	—	—	—	(713,973)	(713,973)
Balance, March 31, 2022	195,313,184	$288,484,901	$35,856,667	$1,960,609	$(263,839,089)	$62,463,088

	Three-Month Period Ended March 31, 2023
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2022	195,313,184	$288,484,901	$36,275,917	$1,500,196	$(266,166,809)	$60,094,205
Stock-based compensation-options	—	—	20,268	—	—	20,268
Exchange difference on translating foreign operations	—	—	—	615	—	615
Net loss	—	—	—	—	(503,537)	(503,537)
Balance, March 31, 2023	195,313,184	$288,484,901	$36,296,185	$1,500,811	$(266,670,346)	$59,611,551

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2023 and 2022

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating Activities
Loss for the period	$(503,537)	$(713,973)
Add items not affecting cash:
Stock-based compensation-options	20,268	29,224
Changes in non-cash items:
Accounts receivable	(20,971)	8,319
Prepaid expenses and other	2,933	(29,479)
Accounts payable and accrued liabilities	(115,419)	(247,314)
Cash and cash equivalents used in operating activities	(616,726)	(953,223)

Financing Activities
Issuance of shares	—	290,290
Cash and cash equivalents provided by financing activities	—	290,290

Effect of foreign exchange on cash	598	132,045
Change in cash and cash equivalents	(616,128)	(530,888)
Cash and cash equivalents, beginning of the period	4,847,429	7,780,671

Cash and cash equivalents, end of the period	$4,231,301	$7,249,783

Non-cash transactions:

●	Reallocation from contributed surplus from exercise of stock options $nil (March 31, 2022 - $162,479)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2023 and 2022

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2710 - 200 Granville Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At March 31, 2023, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A (the “Livengood Gold Project”).

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at March 31, 2023, the Company had cash and cash equivalents of $4,231,301 compared to $4,847,429 at December 31, 2022. The Company has no revenue generating operations from which it can internally generate funds.

The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project and the development of any mine that may be built at the Livengood Gold Project. There is no assurance that the Company will make a decision to build a mine at the Livengood Gold Project and, if so, that it will be able to obtain the additional financing required on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes considering a future strategic alliance to assist in further development, permitting and future construction costs, although there can be no assurance that any such strategic alliance will, in fact, be pursued or realized.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. As at May 4, 2023, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2023 and the results of its operations for the three months then ended. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Three Months Ended March 31, 2023 and 2022

(Expressed in US dollars – Unaudited)

circumstances. While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

On May 4, 2023, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company had the following activity related to its Livengood Gold Project:

Capitalized acquisition costs	Amount
Balance, December 31, 2022	$55,375,124
Acquisition costs	—
Balance, March 31, 2023	$55,375,124

The following table presents costs incurred for exploration and evaluation activities for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Exploration costs:
Environmental	$34,273	$19,212
Equipment rental	15,164	11,443
Field costs	50,280	42,803
Geological/geophysical	—	58,205
Land maintenance and tenure	30,200	30,080
Legal	11,568	40,825
Transportation and travel	4,410	525
Total expenditures for the period	$145,895	$203,093

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2023 and 2022

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

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the three months ended March 31, 2023 and from the inception of this lease, the Company has paid $Nil and $4,358,318, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the three months ended March 31, 2023 and from the inception of this lease, the Company has paid $Nil and $930,000, respectively.
c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The Company paid $15,000 of royalties during the three months ended March 31, 2023, for a total of $295,000 from the inception of this lease.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the three months ended March 31, 2023, for a total of $218,000 from the inception of this lease.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2023 and 2022

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

5.    ACCRUED LIABILITIES

The following table presents the Company's accrued liabilities balances at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Accrued liabilities	$92,674	$104,198
Accrued salaries and benefits	27,622	130,648
Total accrued liabilities	$120,296	$234,846

Accrued liabilities at March 31, 2023 include accruals for general corporate costs and project costs of $40,288 and $52,386, respectively. Accrued liabilities at December 31, 2022 include accruals for general corporate costs and project costs of $46,974 and $57,224, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares without par value. At December 31, 2022 and March 31, 2023, there were 195,313,184 shares issued and outstanding.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2023 and 2022

(Expressed in US dollars – Unaudited)

Share issuances

There were no share issuances during the three months ended March 31, 2023.

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

A summary of the options granted under the Stock Option Plan as of March 31, 2023 and December 31, 2022 is presented below:

	Three Months Ended			Year Ended
	March 31, 2023			December 31, 2022
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	2,287,049	$0.95		2,947,049	$0.97
Granted	—	—		240,000	0.92
Exercised	—	—		(405,000)	0.90
Expired	(710,000)	0.91		(495,000)	1.08
Balance, end of the period	1,577,049	$0.97	$74,963	2,287,049	$0.95	$10,400

The weighted average remaining life of options outstanding at March 31, 2023 was 2.7 years.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2023 and 2022

(Expressed in US dollars – Unaudited)

Stock options outstanding as at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023			December 31, 2022
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
March 16, 2023	—	—	—	$1.00	580,000	580,000
March 16, 2023	—	—	—	$0.50	130,000	130,000
June 9, 2023	$1.00	30,000	30,000	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	160,000	$1.31	240,000	160,000
May 24, 2028	$0.92	240,000	80,000	$0.92	240,000	80,000
		1,577,049	1,337,049		2,287,049	2,047,049

A summary of the non-vested options as of March 31, 2023 and changes during the three months ended March 31, 2023 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2022	240,000	$0.73
Outstanding at March 31, 2023	240,000	$0.73

At March 31, 2023, there was unrecognized compensation expense of C$40,283 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.8 years.

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

There were no DSU grants during the three months ended March 31, 2023.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2023 and 2022

(Expressed in US dollars – Unaudited)

DSUs outstanding as at March 31, 2023 and December 31, 2022 are as follows:

	Three Months Ended		Year Ended
	March 31, 2023		December 31, 2022
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	2,602,361	$0.89	2,151,276	$0.88
Issued	—	—	451,085	$0.92
Balance, end of the period	2,602,361	$0.89	2,602,361	$0.89

Share-based payments

During the three months ended March 31, 2023, there were no stock options granted under the Stock Option Plan and no DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended March 31, 2023 totaled $20,268 related to stock options. Of the total expense for the period ended March 31, 2023, $1,267 was included in consulting fees, $1,267 was included in investor relations, and $17,734 was included in wages and benefits in the statement of operations and comprehensive loss.

During the three months ended March 31, 2022, there were no stock options granted under the Stock Option Plan and no DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended March 31, 2022 totaled $29,224 related to stock options. Of the total expense for the period ended March 31, 2022, $2,175 related to stock options was included in consulting fees, $1,803 was included in investor relations, and $25,246 was included in wages and benefits in the statement of operations and comprehensive loss.

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2023
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	4,071,889	330,105	4,401,994
Total assets	$4,079,354	$55,705,229	$59,784,583
December 31, 2022
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	4,582,892	417,109	5,000,001
Total assets	$4,590,357	$55,792,233	$60,382,590

Three Months Ended	March 31, 2023	March 31, 2022
Net loss for the period – Canada	$(186,558)	$(327,646)
Net loss for the period – United States	(316,979)	(386,327)
Net loss for the period	$(503,537)	$(713,973)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2023 and 2022

(Expressed in US dollars – Unaudited)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of March 31, 2023, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2023	2024	2025	2026	2027	2028 and beyond	Total
Mineral Property Leases(1)	$505,578	$541,273	$547,039	$552,877	$558,788	$564,773	$3,270,328
Mining Claim Government Fees	206,215	206,215	206,215	206,215	206,215	206,215	1,237,290
Total	$711,793	$747,488	$753,254	$759,092	$765,003	$770,988	$4,507,618
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. All currency amounts are stated in U.S. dollars unless noted otherwise. References to C$ refer to Canadian currency.

Current Business Activities

General

International Tower Hill Mines Ltd. (“ITH” or the “Company”) consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is engaged in the acquisition and development of mineral properties. The Company currently has a 100% interest in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. As of December 31, 2022, the Project has a measured and indicated mineral resource of 704.5 million tonnes at an average grade of 0.60 g/tonne (13.62 million ounces). As reported in the Technical Report Summary (“TRS”), filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, a portion of the mineral resources at the Project have been converted into proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce. See Part I, Item 2. Properties of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, including the cautionary language therein, for more information regarding mineral reserves and resources at the Livengood Gold Project.

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

The TRS was prepared by independent third-party consultants. The Company cautions that the PFS, which is summarized in the TRS, is preliminary in nature, and is based on technical and economic assumptions which are expected to be further refined and evaluated in a full feasibility study which may be completed in the future. The TRS is based on a mineral resource estimate effective as of August 20, 2021. The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2022, and has no reason to believe that the mineral resource estimate is no longer current as of March 31, 2023.

On March 8, 2023, the Company announced that the Board approved the 2023 work program which will advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

Results of Operations

Summary of Quarterly Results

Description	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Net income (loss)	$(503,537)	$(832,181)	$(295,260)	$(1,200,279)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Net income (loss)	$(713,973)	$(1,015,489)	$(1,648,913)	$(2,178,014)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

The Company had a net loss of $503,537 for the three months ended March 31, 2023, compared to a net loss of $713,973 for the three months ended March 31, 2022.

Mineral property expenditures were $145,895 for the three months ended March 31, 2023, compared to $203,093 for the three months ended March 31, 2022. The decrease of $57,198 was primarily due to the completion of the PFS for the Livengood Gold Project in the fourth quarter of 2021 which amounted to a decrease of $58,205. Additionally, there were timing variances for environmental activities for an increase of $30,144, legal services for a decrease of $29,257, and land maintenance fees for an increase of $120.

Professional fees were $41,305 for the three months ended March 31, 2023 compared to $66,233 for the three months ended March 31, 2022. The decrease of $24,928 was primarily due to timing variances for Sarbanes-Oxley Act review services for a decrease of $12,934, legal services for a decrease of $12,492, audit services for an increase of $5,304, XBRL services for a decrease of $4,640, and accounting services for a decrease of $166.

Regulatory costs were $61,364 for the three months ended March 31, 2023 compared to $73,696 for the three months ended March 31, 2022. The decrease of $12,332 was primarily due to decreased EDGAR/SEDAR filing expenses of $7,645, reduced Toronto Stock Exchange (“TSX”) listing fees of $5,654 partially offset by increased NYSE American listing fees of $1,155, and timing variances for other services of ($188).

Excluding share-based costs of $1,267 and $1,803 for the three months ended March 31, 2023 and March 31, 2022, respectively, investor relations costs were $2,804 for the three months ended March 31, 2023 compared to $13,450 for the three months ended March 31, 2022. The decrease of $10,646 was primarily due to reduced investor relations services.

Insurance costs were $49,574 for the three months ended March 31, 2023 compared to $42,450 for the three months ended March 31, 2022. The increase of $7,124 was primarily due to increased renewal premiums.

Excluding share-based costs of $17,734 and $25,246 for the three months ended March 31, 2023 and March 31, 2022, respectively, wages and benefits were $97,915 for the three months ended March 31, 2023 compared to $104,303 for the three months ended March 31, 2022. The decrease of $6,388 was primarily due to the timing of payroll benefits.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the three-month periods ended March 31, 2023 and 2022 were allocated as follows:

Expense category:	March 31, 2023	March 31, 2022
Consulting	$1,267	$2,175
Investor relations	1,267	1,803
Wages and benefits	17,734	25,246
Total	$20,268	$29,224

Share-based payment charges were $20,268 during the three months ended March 31, 2023 compared to $29,224 during the three months ended March 31, 2022. The decrease of $8,956 was mainly the result of the stock options for common shares of the Company issued to its employees and consultants on May 27, 2020 being fully vested during the three months ended March 31, 2023.

Other items amounted to total other income of $14,793 during the three-month period ended March 31, 2023, compared to total other expense of $80,534 during the three-month period ended March 31, 2022. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $6,773 during the three-month period ended March 31, 2023, compared to a loss of $94,755 during the three-month period ended March 31, 2022. The average exchange rate during the three-month period ended March 31, 2023 was C$1 to $0.7394, compared to C$1 to $0.7898 during the three-month period ended March 31, 2022. Interest income was $21,566 for the three-month period ended March 31, 2023, compared to $1,569 for the three-month period ended March 31, 2022. The increase of $19,997 was primarily due to short-term investment certificates being re-invested upon maturity at a higher interest rate. Other income was $Nil for the three-month period ended March 31, 2023, compared to $12,652 for the three-month period ended March 31, 2022.

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

As at March 31, 2023, the Company had cash and cash equivalents of $4,231,301 compared to $4,847,429 at December 31, 2022. The decrease of approximately $0.6 million resulted mainly from expenditures on operating activities. Foreign currency transaction impact was $Nil.

The Company had no cash flows from financing activities during the three-month period ended March 31, 2023.

Financing activities during the three-month period ended March 31, 2022 included the exercise of stock options. Proceeds of $290,290 were received on the issuance of 405,000 common shares.

The Company had no cash flows from investing activities during the three-month periods ended March 31, 2023 and 2022.

As at March 31, 2023, the Company had working capital of $4,228,962 compared to working capital of $4,711,616 at December 31, 2022. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient to cover the anticipated 2023 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project and the development of any mine that may be built at the Livengood Gold Project, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes considering a future strategic alliance to assist in further development, permitting and future construction costs, although there can be no assurance that any such strategic alliance will, in fact, be pursued or realized.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of current market conditions.

Our anticipated expenditures for the year ending December 31, 2023 are approximately $3.3 million, which are expected to be funded from cash on hand. These expenditures include $0.7 million for mineral property leases and mining claim government fees and $2.6 million for general corporate and administrative purposes. Expenditures for mineral property leases and mining claims government fees are anticipated to be approximately $0.7 million in 2024 and $0.8 million in 2025.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company believes that it has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2023, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2023, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: May 5, 2023

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 5, 2023