Form 10-Q
period 2023-06-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2023-08-07
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had 195,885,531 common shares outstanding.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at June 30, 2023 and December 31, 2022

(Expressed in US Dollars - Unaudited)

		June 30,	December 31,
	Note	2023	2022
ASSETS

Current
Cash and cash equivalents	1	$2,990,012	$4,847,429
Prepaid expenses and other		297,923	152,572
Total current assets		3,287,935	5,000,001

Property and equipment		7,465	7,465
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$58,670,524	$60,382,590

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$24,295	$53,539
Accrued liabilities	5	142,521	234,846

Total liabilities		166,816	288,385

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 195,313,184 and 195,885,531 shares issued and outstanding at December 31, 2022 and June 30, 2023, respectively	6	288,866,139	288,484,901
Contributed surplus	6	36,215,746	36,275,917
Accumulated other comprehensive income		1,560,066	1,500,196
Deficit		(268,138,243)	(266,166,809)

Total shareholders’ equity		58,503,708	60,094,205

Total liabilities and shareholders’ equity		$58,670,524	$60,382,590

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

Subsequent event (Note 10)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2023 and 2022

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Six Months Ended
	Note	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating expenses
Consulting fees	6	$318,614	$374,100	$376,249	$432,765
Insurance		52,993	58,486	102,567	100,936
Investor relations	6	30,740	34,320	34,811	49,573
Mineral property exploration	4	641,748	561,945	787,643	765,038
Office		5,979	6,092	8,887	10,436
Other		2,801	3,193	7,023	7,802
Professional fees		86,576	43,260	127,881	109,493
Regulatory		24,812	24,989	86,176	98,685
Rent		33,796	33,802	67,592	67,605
Travel		11,963	6,413	13,874	8,157
Wages and benefits	6	248,767	255,384	364,416	384,933
Total operating expenses		(1,458,789)	(1,401,984)	(1,977,119)	(2,035,423)

Other income (expenses)
Gain/(Loss) on foreign exchange		(53,843)	190,165	(60,616)	95,410
Interest income		34,255	1,540	55,821	3,109
Other income		10,480	10,000	10,480	22,652
Total other income (expenses)		(9,108)	201,705	5,685	121,171

Net loss for the period		(1,467,897)	(1,200,279)	(1,971,434)	(1,914,252)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		59,255	(196,458)	59,870	(63,970)
Total other comprehensive income (loss) for the period		59,255	(196,458)	59,870	(63,970)
Comprehensive loss for the period		$(1,408,642)	$(1,396,737)	$(1,911,564)	$(1,978,222)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		195,369,790	195,313,184	195,341,643	195,129,206

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2023 and 2022

(Expressed in US Dollars - Unaudited)

	Six-Month Period Ended June 30, 2023
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2022	195,313,184	$288,484,901	$36,275,917	$1,500,196	$(266,166,809)	$60,094,205
Stock-based compensation-options	—	—	63,514	—	—	63,514
Stock-based compensation-DSUs	—	—	257,553	—	—	257,553
Exchange difference on translating foreign operations	—	—	—	59,870	—	59,870
Share issuance	572,347	381,238	(381,238)	—	—	—
Net loss	—	—	—	—	(1,971,434)	(1,971,434)
Balance, June 30, 2023	195,885,531	$288,866,139	$36,215,746	$1,560,066	$(268,138,243)	$58,503,708

	Three-Month Period Ended June 30, 2023
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, March 31, 2023	195,313,184	$288,484,901	$36,296,185	$1,500,811	$(266,670,346)	$59,611,551
Stock-based compensation-options	—	—	43,246	—	—	43,246
Stock-based compensation-DSUs	—	—	257,553	—	—	257,553
Exchange difference on translating foreign operations	—	—	—	59,255	—	59,255
Share issuance	572,347	381,238	(381,238)	—	—	—
Net loss	—	—	—	—	(1,467,897)	(1,467,897)
Balance, June 30, 2023	195,885,531	$288,866,139	$36,215,746	$1,560,066	$(268,138,243)	$58,503,708

	Six-Month Period Ended June 30, 2022
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2021	194,908,184	$288,032,132	$35,989,922	$1,828,121	$(263,125,116)	$62,725,059
Stock-based compensation-options	—	—	93,342	—	—	93,342
Stock-based compensation-DSUs	—	—	313,023	—	—	313,023
Exchange difference on translating foreign operations	—	—	—	(63,970)	—	(63,970)
Exercise of options	405,000	290,290	—	—	—	290,290
Reallocation from contributed surplus	—	162,479	(162,479)	—	—	—
Net loss	—	—	—	—	(1,914,252)	(1,914,252)
Balance, June 30, 2022	195,313,184	$288,484,901	$36,233,808	$1,764,151	$(265,039,368)	$61,443,492

	Three-Month Period Ended June 30, 2022
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, March 31, 2022	195,313,184	$288,484,901	$35,856,667	$1,960,609	$(263,839,089)	$62,463,088
Stock-based compensation-options	—	—	64,118	—	—	64,118
Stock-based compensation-DSUs	—	—	313,023	—	—	313,023
Exchange difference on translating foreign operations	—	—	—	(196,458)	—	(196,458)
Net loss	—	—	—	—	(1,200,279)	(1,200,279)
Balance, June 30, 2022	195,313,184	$288,484,901	$36,233,808	$1,764,151	$(265,039,368)	$61,443,492

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2023 and 2022

(Expressed in US Dollars - Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating Activities
Loss for the period	$(1,971,434)	$(1,914,252)
Add items not affecting cash:
Stock-based compensation-options	63,514	93,342
Stock-based compensation-DSUs	257,553	313,023
Changes in non-cash items:
Accounts receivable	(28,526)	5,969
Prepaid expenses and other	(114,470)	(119,872)
Accounts payable and accrued liabilities	(123,515)	(420,875)
Cash and cash equivalents used in operating activities	(1,916,878)	(2,042,665)

Financing Activities
Issuance of shares	—	290,290
Cash and cash equivalents provided by financing activities	—	290,290

Effect of foreign exchange on cash	59,461	(63,708)
Change in cash and cash equivalents	(1,857,417)	(1,816,083)
Cash and cash equivalents, beginning of the period	4,847,429	7,780,671

Cash and cash equivalents, end of the period	$2,990,012	$5,964,588

Non-cash transactions:

●	Reallocation from contributed surplus from issuance of stock $381,238 (June 30, 2022 - $nil)
●	Reallocation from contributed surplus from exercise of stock options $nil (June 30, 2022 - $162,479)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2710 - 200 Granville Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At June 30, 2023, the Company has a 100% interest in its Livengood Gold Project, an exploration-stage project in Alaska, U.S.A (the “Livengood Gold Project”).

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at June 30, 2023, the Company had cash and cash equivalents of $2,990,012 compared to $4,847,429 at December 31, 2022. The Company has no revenue generating operations from which it can internally generate funds.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. As at August 5, 2023, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2023 and the results of its operations for the six months then ended. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Six Months Ended June 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

circumstances. While management believes the estimates to be reasonable, actual results could differ from those estimates and could impact future results of operations and cash flows.

On August 5, 2023, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company had the following activity related to its Livengood Gold Project:

Capitalized acquisition costs	Amount
Balance, December 31, 2022	$55,375,124
Acquisition costs	—
Balance, June 30, 2023	$55,375,124

The following table presents costs incurred for exploration and evaluation activities for the six months ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Exploration costs:
Aircraft	$13,200	$9,000
Environmental	99,819	73,710
Equipment rental	34,676	23,493
Field costs	60,787	62,394
Geological/geophysical	—	64,626
Land maintenance and tenure	536,097	445,090
Legal	35,323	82,917
Transportation and travel	7,741	3,808
Total expenditures for the period	$787,643	$765,038

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2023 and 2022

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

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the six months ended June 30, 2023 and from the inception of this lease, the Company has paid $455,629 and $4,813,947, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the six months ended June 30, 2023 and from the inception of this lease, the Company has paid $50,000 and $980,000, respectively.
c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The Company paid $15,000 of royalties during the six months ended June 30, 2023, for a total of $295,000 from the inception of this lease.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the six months ended June 30, 2023, for a total of $218,000 from the inception of this lease.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2023 and 2022

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

5.    ACCRUED LIABILITIES

The following table presents the Company's accrued liabilities balances at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Accrued liabilities	$120,097	$104,198
Accrued salaries and benefits	22,424	130,648
Total accrued liabilities	$142,521	$234,846

Accrued liabilities at June 30, 2023 include accruals for general corporate costs and project costs of $83,507 and $36,590, respectively. Accrued liabilities at December 31, 2022 include accruals for general corporate costs and project costs of $46,974 and $57,224, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares without par value. At December 31, 2022 and June 30, 2023, there were 195,313,184 and 195,885,531 shares issued and outstanding, respectively.

Share issuances

At the Company's 2023 Annual General Meeting of Shareholders held on May 23, 2023, Mr. Stephen Lang did not stand for re-election as director. On June 22, 2023, in accordance with the approved Deferred Share Unit Plan, the Company issued 572,347 common shares to Mr. Lang and transferred related contributed surplus of $381,238 to share capital.

During the six months ended June 30, 2022, the Company issued an aggregate of 405,000 common shares pursuant to the exercise of stock options for total proceeds of $290,290 and transferred related contributed surplus of $162,479 to share capital.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2023 and 2022

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

A summary of the options granted under the Stock Option Plan as of June 30, 2023 and December 31, 2022 is presented below:

	Six Months Ended			Year Ended
	June 30, 2023			December 31, 2022
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	2,287,049	$0.95		2,947,049	$0.97
Granted	240,000	0.63		240,000	0.92
Exercised	—	—		(405,000)	0.90
Expired	(740,000)	0.91		(495,000)	1.08
Balance, end of the period	1,787,049	$0.92	$ Nil	2,287,049	$0.95	$10,400

The weighted average remaining life of options outstanding at June 30, 2023 was 3.0 years.

Stock options outstanding as at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023			December 31, 2022
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
March 16, 2023	—	—	—	$1.00	580,000	580,000
March 16, 2023	—	—	—	$0.50	130,000	130,000
June 9, 2023	—	—	—	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	160,000
May 24, 2028	$0.92	240,000	160,000	$0.92	240,000	80,000
May 23, 2029	$0.63	240,000	80,000	—	—	—
		1,787,049	1,547,049		2,287,049	2,047,049

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

A summary of the non-vested options as of June 30, 2023 and changes during the six months ended June 30, 2023 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2022	240,000	$0.73
Granted	240,000	0.42
Vested	(240,000)	0.67
Outstanding at June 30, 2023	240,000	$0.48

At June 30, 2023, there was unrecognized compensation expense of C$83,927 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.3 years.

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

During the six months ended June 30, 2023, in accordance with the DSU Plan, the Company granted each of the members of the Company’s Board of Directors (other than those directors nominated for election by Paulson & Co. Inc.) 131,746 deferred share units (“DSUs”) for a total of 526,984 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$0.63 per DSU, representing C$83,000 per director or C$332,000 in the aggregate.

Subject to adjustment in accordance with their terms, each DSU entitles the holders to receive one common share of the Company without the payment of any consideration. The DSUs vested immediately upon being granted, but the common shares underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s Board of Directors.

DSUs outstanding as at June 30, 2023 and December 31, 2022 are as follows:

	Six Months Ended		Year Ended
	June 30, 2023		December 31, 2022
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	2,602,361	$0.89	2,151,276	$0.88
Issued	526,984	0.63	451,085	$0.92
Delivered	(572,347)	0.87	—	—
Balance, end of the period	2,556,998	$0.84	2,602,361	$0.89

Share-based payments

During the six months ended June 30, 2023, there were 240,000 stock options granted under the Stock Option Plan and 526,984 DSUs granted under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2023 totaled $321,067 ($63,514 related to stock options and $257,553 related to DSUs). Of the total expense for the period ended June 30, 2023, $261,523 was included in consulting fees ($3,970 related to stock options and $257,553 related to DSUs), $3,970 was included in investor relations, and $55,574 was included in wages and benefits in the statement of operations and comprehensive loss.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

During the six months ended June 30, 2022, there were 240,000 stock options granted under the Stock Option Plan and 451,085 DSUs granted under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2022 totaled $406,365 ($93,342 related to stock options and $313,023 related to DSUs). Of the total expense for the period ended June 30, 2022, $319,420 was included in consulting fees ($6,397 related to stock options and $313,023 related to DUSs), $5,796 was included in investor relations, and $81,149 was included in wages and benefits in the statement of operations and comprehensive loss.

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
June 30, 2023
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	2,828,286	459,649	3,287,935
Total assets	$2,835,751	$55,834,773	$58,670,524
December 31, 2022
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	4,582,892	417,109	5,000,001
Total assets	$4,590,357	$55,792,233	$60,382,590

Three Months Ended	June 30, 2023	June 30, 2022
Net loss for the period – Canada	$(532,343)	$(369,075)
Net loss for the period – United States	(935,554)	(831,204)
Net loss for the period	$(1,467,897)	$(1,200,279)

Six Months Ended	June 30, 2023	June 30, 2022
Net loss for the period – Canada	$(718,901)	$(696,721)
Net loss for the period – United States	(1,252,533)	(1,217,531)
Net loss for the period	$(1,971,434)	$(1,914,252)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Six Months Ended June 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of June 30, 2023, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2023	2024	2025	2026	2027	2028 and beyond	Total
Mineral Property Leases(1)	$—	$541,324	$547,091	$552,930	$558,842	$564,828	$2,765,015
Mining Claim Government Fees	206,215	206,215	206,215	206,215	206,215	206,215	1,237,290
Total	$206,215	$747,539	$753,306	$759,145	$765,057	$771,043	$4,002,305
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

9.    DIRECTOR CHANGE

On June 22, 2023, the Company announced the appointment of Dr. Edel Tully to the Company’s board of directors, effective June 18, 2023, expanding the board from six to seven members.

10.  SUBSEQUENT EVENT

In accordance with the DSU Plan, the Company granted a director 145,614 DSUs with a grant date fair value of C$0.57 per DSU, or an aggregate of C$83,000. The DSUs vested immediately upon being granted but the common shares underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Company’s board of directors.

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

The TRS was prepared by independent third-party consultants. The Company cautions that the PFS, which is summarized in the TRS, is preliminary in nature, and is based on technical and economic assumptions which are expected to be further refined and evaluated in a full feasibility study which may be completed in the future. The TRS is based on a mineral resource estimate effective as of August 20, 2021. The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2022, and has no reason to believe that the mineral resource estimate is no longer current as of June 30, 2023.

On March 8, 2023, the Company announced that the Board approved the 2023 work program which will advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

Results of Operations

Summary of Quarterly Results

Description	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Net income (loss)	$(1,467,897)	$(503,537)	$(832,181)	$(295,260)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Net income (loss)	$(1,200,279)	$(713,973)	$(1,015,489)	$(1,648,913)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

The Company had a net loss of $1,467,897 for the three months ended June 30, 2023, compared to a net loss of $1,200,279 for the three months ended June 30, 2022.

Mineral property expenditures were $641,748 for the three months ended June 30, 2023, compared to $561,945 for the three months ended June 30, 2022. The increase of $79,803 was primarily due to payment of an advance minimum royalty equal to 125% of the amount paid in year 19 on the Alaska Mental Health Trust lease for an increase of $91,167, partially offset by timing variances for environmental activities for an increase of $13,674, project-related expenses for a decrease of $6,701, and legal services for a decrease of $18,337.

Professional fees were $86,576 for the three months ended June 30, 2023 compared to $43,260 for the three months ended June 30, 2022. The increase of $43,316 was primarily due to timing variances for legal services for an increase of $31,491, Sarbanes-Oxley Act review services for an increase of $7,511, XBRL services for an increase of $3,350, and audit services for an increase of $1,052.

Travel costs were $11,963 for the three months ended June 30, 2023 compared to $6,413 for the three months ended June 30, 2022. The increase of $5,550 was primarily due to travel expenses incurred in connection with the 2023 annual shareholders’ meeting, which was held in Vancouver.

Excluding share-based costs of $2,703 and $3,993 for the three months ended June 30, 2023 and June 30, 2022, respectively, investor relations costs were $28,037 for the three months ended June 30, 2023 compared to $30,327 for the three months ended June 30, 2022. The decrease of $2,290 was primarily due to reduced utilization of investor relations services.

Excluding share-based costs of $260,256 and $317,245 for the three months ended June 30, 2023 and June 30, 2022, respectively, consulting fees were $58,358 for the three months ended June 30, 2023 compared to $56,855 for the three months ended June 30, 2022. The increase of $1,503 was primarily due to the timing of services utilized.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the three-month periods ended June 30, 2023 and 2022 were allocated as follows:

Expense category:	June 30, 2023	June 30, 2022
Consulting	$260,256	$317,245
Investor relations	2,703	3,993
Wages and benefits	37,840	55,903
Total	$300,799	$377,141

Share-based payment charges were $300,799 during the three months ended June 30, 2023 compared to $377,141 during the three months ended June 30, 2022. The decrease of $76,342 was mainly the result of the DSUs issued on May 23, 2023 being expensed at $257,553 compared to the DSUs issued on May 24, 2022 being expensed at $313,023 for a decrease of $55,470 and stock options for common shares of the Company issued to its employees and consultants on May 25, 2021 being fully vested during the three months ended June 30, 2023 for a decrease of $20,872.

Other Items

Other items amounted to total other expense of $9,108 during the three-month period ended June 30, 2023, compared to total other income of $201,705 during the three-month period ended June 30, 2022. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $53,843 during the three-month period ended June 30, 2023, compared to a gain of $190,165 during the three-month period ended June 30, 2022. The average exchange rate during the three-month period ended June 30, 2023 was C$1 to $0.7447, compared to C$1 to $0.7834 during the three-month period ended June 30, 2022. Interest income was $34,255 for the three-month period ended June 30, 2023, compared to $1,540 for the three-month period ended June 30, 2022. The increase of $32,715 was primarily due to short-term investment certificates being re-invested upon maturity at a higher interest rate. Other income was $10,480 for the three-month period ended June 30, 2023, compared to $10,000 for the three-month period ended June 30, 2022.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

The Company had a net loss of $1,971,434 for the six months ended June 30, 2023, compared to a net loss of $1,914,252 for the six months ended June 30, 2022.

Mineral property expenditures were $787,643 for the six months ended June 30, 2023, compared to $765,038 for the six months ended June 30, 2022. The increase of $22,605 was primarily due to payment of an advance minimum royalty equal to 125% of the amount paid in year 19 on the Alaska Mental Health Trust lease for an increase of $91,167 and timing variances for environmental activities for an increase of $43,818, legal services for a decrease of $47,594, and project-related expenses for a decrease of $64,786.

Professional fees were $127,881 for the six months ended June 30, 2023 compared to $109,493 for the six months ended June 30, 2022. The increase of $18,388 was primarily due to timing variances for legal services for an increase of $18,998, audit services for an increase of $6,357, accounting services for a decrease of $254, XBRL services for a decrease of $1,290, and Sarbanes-Oxley Act review services for a decrease of $5,423.

Travel costs were $13,874 for the six months ended June 30, 2023 compared to $8,157 for the six months ended June 30, 2022. The increase of $5,717 was primarily due to travel expenses incurred in connection with the 2023 annual shareholders’ meeting, which was held in Vancouver.

Office costs were $8,887 for the six months ended June 30, 2023 compared to $10,436 for the six months ended June 30, 2022. The decrease of $1,549 was primarily due to timing of replacement office hardware.

Regulatory costs were $86,176 for the six months ended June 30, 2023 compared to $98,685 for the six months ended June 30, 2022. The decrease of $12,509 was primarily due to decreased EDGAR/SEDAR filing expenses of $6,136, reduced Toronto Stock Exchange (“TSX”) listing fees of $5,481, and timing variances for other services for a decrease of $3,489, partially offset by increased NYSE American listing fees of $2,597.

Excluding share-based costs of $3,970 and $5,796 for the six months ended June 30, 2023 and June 30, 2022, respectively, investor relations costs were $30,841 for the six months ended June 30, 2023 compared to $43,777 for the six months ended June 30, 2022. The decrease of $12,936 was primarily due to reduced utilization of investor relations services.

Excluding share-based costs of $261,523 and $319,420 for the six months ended June 30, 2023 and June 30, 2022, respectively, consulting fees were $114,726 for the six months ended June 30, 2023 compared to $113,345 for the six months ended June 30, 2022. The decrease of $1,381 was primarily due to the foreign exchange rate.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the six-month periods ended June 30, 2023 and 2022 were allocated as follows:

Expense category:	June 30, 2023	June 30, 2022
Consulting	$261,523	$319,420
Investor relations	3,970	5,796
Wages and benefits	55,574	81,149
Total	$321,067	$406,365

Share-based payment charges were $321,067 during the six months ended June 30, 2023 compared to $406,365 during the six months ended June 30, 2022. The decrease of $85,298 was mainly the result of the DSUs issued on May 23, 2023 being expensed at $257,553 compared to the DSUs issued on May 24, 2022 being expensed at $313,023 for a decrease of $55,470 and stock options for common shares of the Company issued to its employees and consultants on May 25, 2021 being fully vested during the three months ended June 30, 2023 for a decrease of $29,828.

Other Items

Other items amounted to total other income of $5,685 during the six-month period ended June 30, 2023, compared to total other income of $121,171 during the six-month period ended June 30, 2022. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $60,616 during the six-month period ended June 30, 2023, compared to a gain of $95,410 during the six-month period ended June 30, 2022. The average exchange rate during the six-month period ended June 30, 2023 was C$1 to $0.7421, compared to C$1 to $0.7866 during the six-month period ended June 30, 2022. Interest income was $55,821 for the six-month period ended June 30, 2023, compared to $3,109 for the six-month period ended June 30, 2022. The increase of $52,712 was primarily due to short-term investment certificates being re-invested upon maturity at a higher interest rate. Other income was $10,480 for the six-month period ended June 30, 2023, compared to $22,652 for the six-month period ended June 30, 2022.

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

As at June 30, 2023, the Company had cash and cash equivalents of $2,990,012 compared to $4,847,429 at December 31, 2022. The decrease of approximately $1.9 million resulted mainly from expenditures on operating activities of $2.0 million partially offset by a positive foreign currency transaction impact of $0.1 million.

The Company had no cash flows from financing activities during the six-month period ended June 30, 2023.

Financing activities during the six-month period ended June 30, 2022 included the exercise of stock options. Proceeds of $290,290 were received on the issuance of 405,000 common shares.

The Company had no cash flows from investing activities during the six-month periods ended June 30, 2023 and 2022.

As at June 30, 2023, the Company had working capital of $3,121,119 compared to working capital of $4,711,616 at December 31, 2022. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient to cover the anticipated 2023 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2023, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six-month period ended June 30, 2023, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: August 7, 2023

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 7, 2023