Form 10-K/A
period 2022-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2023-10-17
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-0668474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2710-200 Granville Street, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 1S4 (Zip code)
Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:

Common Shares, no par value	THM	NYSE American

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

As of March 1, 2023, the registrant had 195,313,184 Common Shares outstanding.

Auditor Name	Auditor Location	Auditor FirmId
/s/ DAVIDSON & COMPANY LLP	Vancouver, Canada	731

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of International Tower Hill Mines Ltd. (the “Company”) for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2023 (the “Original Filing”), is being filed solely to file a revised Exhibit 96.1, Technical Report Summary for the Livengood Gold Project, and related consents. No other changes have been made to the Original Filing or any other exhibit.

This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing or modify or update any disclosures that may be affected by subsequent events. Except as described above, this Amendment does not alter or update any other information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed with this Amendment. Paragraphs 3, 4, and 5 of the certifications have been omitted since no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

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

(3)      Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended and Restated Articles of the Company, as amended on June 21, 2021 (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q on August 6, 2021 and incorporated herein by reference)

4.1	Form of Common Share Certificate (filed as Exhibit 1 to the Company’s Form 8-A on August 2, 2007 and incorporated herein by reference)

4.2	Investor Rights Agreement, dated December 28, 2016, between International Tower Hill Mines Ltd. and Paulson & Co. Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K filed on January 5, 2017 and incorporated herein by reference)

4.3	Description of Securities (filed as Exhibit 4.3 to the Company’s Form 10-K filed on March 9, 2022 and incorporated herein by reference)

10.1	Mining Lease with Option to Purchase, dated January 18, 2007, between Talon Gold Alaska Inc. and Bernard E. Griffin, Donna Griffin, Larry Kilgore, Sherry Gerbi, Jerry Griffin, Tim Miller, Lynne Miller, Robert and Marcia Miller (filed as Exhibit 11 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.2**	Upland Mining Lease, effective July 1, 2004, between the Alaska Mental Health Trust Authority and Tower Hill Mines, Inc. (as successor to AngloGold (U.S.A.)) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A on December 10, 2013 and incorporated herein by reference)

10.3	Addendum No. 2 to Upland Mining Lease, effective July 1, 2007, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.4	Addendum No. 3 to Upland Mining Lease, effective January 1, 2010, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.5	Addendum No. 4 to Upland Mining Lease, effective June 27, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.6**	Addendum No. 5 to Upland Mining Lease, effective June 30, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.7*	2006 Stock Option Plan, as amended September 19, 2012 (filed as Exhibit 10.9 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.8*	Form of Stock Option Agreement for use under the 2006 Stock Option Plan (filed as Exhibit 10.10 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.9*	2017 Deferred Share Unit Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 11, 2017 and incorporated herein by reference)

10.10*	Consulting Agreement, dated May 11, 2015, between David A. Cross and International Tower Hill Mines Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.11*	Financial and Accounting Consulting Agreement, dated May 11, 2015, between Cross Davis & Company LLP, Certified General Accountants and International Tower Hill Mines Ltd. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.12*	Amended and Restated Employment Agreement, dated March 12, 2018, between Karl Hanneman and Tower Hill Mines (US) LLC (filed as Exhibit 10.16 to the Company’s Form 10-K on March 16, 2018 and is incorporated herein by reference)

10.13	Amended and Restated Mining Lease, dated November 22, 2017, between Kasey Leigh Tucker and Tower Hill Mines, Inc. to amend and restate Mining Lease effective as of March 28, 2017, between Ronald Tucker and Talon Gold Alaska, Inc. (filed as Exhibit 10.16 to the Company’s Form 10-K on March 15, w18 and incorporated herein by reference)

10.14	Subscription Agreement, dated March 13, 2018, between the Company and Electrum Strategic Opportunities Fund II, L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

10.15	Subscription Agreement, dated March 13, 2018, between the Company and Paulson & Co. Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on March 10, 2021 and incorporated herein by reference)

23.1†	Consent of Davidson & Company LLP

23.2+	Consent of BBA USA Inc.

23.3+	Consent of NewFields Mining Design & Technical Services, LLC

23.4+	Consent of JDS Energy & Mining Inc.

23.5+	Consent of Resource Development Associates Inc.

24†	Power of Attorney (see signature page to the Original Filing)

31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4+	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

96.1+	Technical Report Summary for the Livengood Gold Project

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2022 and 2021, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2022 and 2021, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022 and 2021, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021, and (v) the Notes to the Consolidated Financial Statements

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
**	Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
+	Filed herewith
†	Filed or furnished with the Original Filing.

The information required by Section (a)(3) of Item 15 is set forth on the Exhibit Index that follows the signatures page of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ Karl L. Hanneman
Karl L. Hanneman
Chief Executive Officer

Date: October 16, 2023