Form 10-Q
period 2023-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2023-11-08
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 195,885,531 common shares outstanding.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part II, Item 1A, Risk Factors, of this report and Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022, which are incorporated herein by reference, as well as other factors described elsewhere in the Company’s other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at September 30, 2023 and December 31, 2022

(Expressed in US Dollars - Unaudited)

		September 30,	December 31,
	Note	2023	2022
ASSETS

Current
Cash and cash equivalents	1	$2,354,317	$4,847,429
Prepaid expenses and other		200,250	152,572
Total current assets		2,554,567	5,000,001

Property and equipment		7,465	7,465
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$57,937,156	$60,382,590

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$9,754	$53,539
Accrued liabilities	5	154,897	234,846

Total liabilities		164,651	288,385

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 195,313,184 and 195,885,531 shares issued and outstanding at December 31, 2022 and September 30, 2023, respectively	6	288,815,478	288,484,901
Contributed surplus	6	36,296,039	36,275,917
Accumulated other comprehensive income		1,509,582	1,500,196
Deficit		(268,848,594)	(266,166,809)

Total shareholders’ equity		57,772,505	60,094,205

Total liabilities and shareholders’ equity		$57,937,156	$60,382,590

General Information, Nature of Operations and Going Concern (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating expenses
Consulting fees	6	$131,287	$57,691	$507,536	$490,456
Insurance		53,533	51,505	156,100	152,441
Investor relations	6	8,737	7,929	43,548	57,502
Mineral property exploration	4	105,479	95,511	893,122	860,549
Office		13,318	5,560	22,205	15,996
Other		3,795	3,555	10,818	11,357
Professional fees		104,196	72,236	232,077	181,729
Regulatory		71,940	49,946	158,116	148,631
Rent		33,796	33,917	101,388	101,522
Travel		27,616	16,070	41,490	24,227
Wages and benefits	6	227,261	223,427	591,677	608,360
Total operating expenses		(780,958)	(617,347)	(2,758,077)	(2,652,770)

Other income (expenses)
Gain/(Loss) on foreign exchange		46,691	315,283	(13,925)	410,693
Interest income		23,916	1,512	79,737	4,621
Other income		—	5,292	10,480	27,944
Total other income (expenses)		70,607	322,087	76,292	443,258

Net loss for the period		(710,351)	(295,260)	(2,681,785)	(2,209,512)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		(50,484)	(327,012)	9,386	(390,982)
Total other comprehensive income (loss) for the period		(50,484)	(327,012)	9,386	(390,982)
Comprehensive loss for the period		$(760,835)	$(622,272)	$(2,672,399)	$(2,600,494)

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		195,885,531	195,313,184	195,524,931	195,129,206

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2023 and 2022

(Expressed in US Dollars - Unaudited)

	Nine-Month Period Ended September 30, 2023
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2022	195,313,184	$288,484,901	$36,275,917	$1,500,196	$(266,166,809)	$60,094,205
Stock-based compensation-options	—	—	77,556	—	—	77,556
Stock-based compensation-DSUs	—	—	323,804	—	—	323,804
Exchange difference on translating foreign operations	—	—	—	9,386	—	9,386
Share issuance	572,347	381,238	(381,238)	—	—	—
Share issuance costs	—	(50,661)	—	—	—	(50,661)
Net loss	—	—	—	—	(2,681,785)	(2,681,785)
Balance, September 30, 2023	195,885,531	$288,815,478	$36,296,039	$1,509,582	$(268,848,594)	$57,772,505

	Three-Month Period Ended September 30, 2023
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, June 30, 2023	195,885,531	$288,866,139	$36,215,746	$1,560,066	$(268,138,243)	$58,503,708
Stock-based compensation-options	—	—	14,042	—	—	14,042
Stock-based compensation-DSUs	—	—	66,251	—	—	66,251
Exchange difference on translating foreign operations	—	—	—	(50,484)	—	(50,484)
Share issuance costs	—	(50,661)	—	—	—	(50,661)
Net loss	—	—	—	—	(710,351)	(710,351)
Balance, September 30, 2023	195,885,531	$288,815,478	$36,296,039	$1,509,582	$(268,848,594)	$57,772,505

	Nine-Month Period Ended September 30, 2022
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2021	194,908,184	$288,032,132	$35,989,922	$1,828,121	$(263,125,116)	$62,725,059
Stock-based compensation-options	—	—	114,811	—	—	114,811
Stock-based compensation-DSUs	—	—	313,023	—	—	313,023
Exchange difference on translating foreign operations	—	—	—	(390,982)	—	(390,982)
Exercise of options	405,000	290,290	—	—	—	290,290
Reallocation from contributed surplus	—	162,479	(162,479)	—	—	—
Net loss	—	—	—	—	(2,209,512)	(2,209,512)
Balance, September 30, 2022	195,313,184	$288,484,901	$36,255,277	$1,437,139	$(265,334,628)	$60,842,689

	Three-Month Period Ended September 30, 2022
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, June 30, 2022	195,313,184	$288,484,901	$36,233,808	$1,764,151	$(265,039,368)	$61,443,492
Stock-based compensation-options	—	—	21,469	—	—	21,469
Exchange difference on translating foreign operations	—	—	—	(327,012)	—	(327,012)
Net loss	—	—	—	—	(295,260)	(295,260)
Balance, September 30, 2022	195,313,184	$288,484,901	$36,255,277	$1,437,139	$(265,334,628)	$60,842,689

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2023 and 2022

(Expressed in US Dollars - Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating Activities
Loss for the period	$(2,681,785)	$(2,209,512)
Add items not affecting cash:
Stock-based compensation-options	77,556	114,811
Stock-based compensation-DSUs	323,804	313,023
Changes in non-cash items:
Accounts receivable	(28,728)	2,717
Prepaid expenses and other	(18,771)	(34,387)
Accounts payable and accrued liabilities	(123,884)	(395,529)
Cash and cash equivalents used in operating activities	(2,451,808)	(2,208,877)

Financing Activities
Issuance of shares	—	290,290
Share issuance costs	(50,661)	—
Cash and cash equivalents provided by (used in) financing activities	(50,661)	290,290

Effect of foreign exchange on cash	9,357	(389,380)
Change in cash and cash equivalents	(2,493,112)	(2,307,967)
Cash and cash equivalents, beginning of the period	4,847,429	7,780,671

Cash and cash equivalents, end of the period	$2,354,317	$5,472,704

Non-cash transactions:

●	Reallocation from contributed surplus from issuance of stock $381,238 (September 30, 2022 - $nil)
●	Reallocation from contributed surplus from exercise of stock options $nil (September 30, 2022 - $162,479)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION, NATURE OF OPERATIONS AND GOING CONCERN

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2710 - 200 Granville Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At September 30, 2023, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at September 30, 2023, the Company had cash and cash equivalents of $2,354,317 compared to $4,847,429 at December 31, 2022. The Company has no revenue generating operations from which it can internally generate funds.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. Even if the Company is able to secure some additional equity financing, the Company may be unable to raise enough capital to continue its operations in connection with advancing all activities at the Livengood Gold Project into 2024 and beyond. As a result, there is substantial doubt about its ability to continue as a going concern. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure sufficient additional financing, the Company may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2024 fiscal year.

These financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary were the going concern adjustment appropriate.  Such adjustments could be material.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2023 and the results of its operations for the nine months then ended. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

On November 7, 2023, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company had the following activity related to its Livengood Gold Project:

Capitalized acquisition costs	Amount
Balance, December 31, 2022	$55,375,124
Acquisition costs	—
Balance, September 30, 2023	$55,375,124

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for exploration and evaluation activities for the nine months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Exploration costs:
Aircraft	$13,200	$9,000
Environmental	151,023	156,412
Equipment rental	42,835	51,365
Field costs	74,601	74,030
Geological/geophysical	—	49,202
Land maintenance and tenure	547,925	449,572
Legal	48,128	78,653
Transportation and travel	15,410	(7,685)
Total expenditures for the period	$893,122	$860,549

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having an initial term beginning July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either commercial production or payment of an advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the nine months ended September 30, 2023 and from the inception of this lease, the Company has paid $455,629 and $4,813,947, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the nine months ended September 30, 2023 and from the inception of this lease, the Company has paid $50,000 and $980,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The Company paid $15,000 of royalties during the nine months ended September 30, 2023, for a total of $295,000 from the inception of this lease.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the nine months ended September 30, 2023, for a total of $218,000 from the inception of this lease.

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

5.    ACCRUED LIABILITIES

The following table presents the Company’s accrued liabilities balances at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Accrued liabilities	$115,796	$104,198
Accrued salaries and benefits	39,101	130,648
Total accrued liabilities	$154,897	$234,846

Accrued liabilities at September 30, 2023 include accruals for general corporate costs and project costs of $98,835 and $16,961, respectively. Accrued liabilities at December 31, 2022 include accruals for general corporate costs and project costs of $46,974 and $57,224, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares without par value. At December 31, 2022 and September 30, 2023, there were 195,313,184 and 195,885,531 shares issued and outstanding, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

Share issuances

At the Company’s 2023 Annual General Meeting of Shareholders held on May 23, 2023, Mr. Stephen Lang did not stand for re-election as director. On June 22, 2023, in accordance with the approved Deferred Share Unit Plan, the Company issued 572,347 common shares to Mr. Lang and transferred related contributed surplus of $381,238 to share capital.

During the nine months ended September 30, 2022, the Company issued an aggregate of 405,000 common shares pursuant to the exercise of stock options for total proceeds of $290,290 and transferred related contributed surplus of $162,479 to share capital.

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

A summary of the options granted under the Stock Option Plan as of September 30, 2023 and December 31, 2022 is presented below:

	Nine Months Ended			Year Ended
	September 30, 2023			December 31, 2022
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	2,287,049	$0.95		2,947,049	$0.97
Granted	240,000	0.63		240,000	0.92
Exercised	—	—		(405,000)	0.90
Expired	(740,000)	0.91		(495,000)	1.08
Balance, end of the period	1,787,049	$0.92	$ Nil	2,287,049	$0.95	$10,400

The weighted average remaining life of options outstanding at September 30, 2023 was 2.7 years.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

Stock options outstanding as at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023			December 31, 2022
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
March 16, 2023	—	—	—	$1.00	580,000	580,000
March 16, 2023	—	—	—	$0.50	130,000	130,000
June 9, 2023	—	—	—	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	160,000
May 24, 2028	$0.92	240,000	160,000	$0.92	240,000	80,000
May 23, 2029	$0.63	240,000	80,000	—	—	—
		1,787,049	1,547,049		2,287,049	2,047,049

A summary of the non-vested options as of September 30, 2023 and changes during the nine months ended September 30, 2023 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2022	240,000	$0.73
Granted	240,000	0.42
Vested	(240,000)	0.67
Outstanding at September 30, 2023	240,000	$0.48

At September 30, 2023, there was unrecognized compensation expense of C$65,096 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.1 years.

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

During the nine months ended September 30, 2023, in accordance with the DSU Plan, the Company granted each of the members of the Board as of May 23, 2023 (other than those directors nominated for election by Paulson & Co. Inc.) 131,746 deferred share units (“DSUs”) for a total of 526,984 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$0.63 per DSU, representing C$83,000 per director or C$332,000 in the aggregate. On July 12, 2023, in accordance with the DSU Plan, the Company granted a new member of the Board 145,614 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$0.57 per DSU, representing C$83,000.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Nine Months Ended September 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

DSUs outstanding as at September 30, 2023 and December 31, 2022 are as follows:

	Nine Months Ended		Year Ended
	September 30, 2023		December 31, 2022
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	2,602,361	$0.89	2,151,276	$0.88
Issued	672,598	0.62	451,085	$0.92
Delivered	(572,347)	0.87	—	—
Balance, end of the period	2,702,612	$0.83	2,602,361	$0.89

Share-based payments

During the nine months ended September 30, 2023, there were 240,000 stock options granted under the Stock Option Plan and 672,598 DSUs granted under the DSU Plan. Share-based payment compensation for the nine months ended September 30, 2023 totaled $401,360 ($77,556 related to stock options and $323,804 related to DSUs). Of the total expense for the period ended September 30, 2023, $328,651 was included in consulting fees ($4,847 related to stock options and $323,804 related to DSUs), $4,847 was included in investor relations, and $67,862 was included in wages and benefits in the statement of operations and comprehensive loss.

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

Nine Months Ended September 30, 2023 and 2022

(Expressed in US dollars – Unaudited)

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
September 30, 2023
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	2,182,604	371,963	2,554,567
Total assets	$2,190,069	$55,747,087	$57,937,156
December 31, 2022
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	4,582,892	417,109	5,000,001
Total assets	$4,590,357	$55,792,233	$60,382,590

Three Months Ended	September 30, 2023	September 30, 2022
Net income/(loss) for the period – Canada	$(248,622)	$146,351
Net loss for the period – United States	(461,729)	(441,611)
Net loss for the period	$(710,351)	$(295,260)

Nine Months Ended	September 30, 2023	September 30, 2022
Net loss for the period – Canada	$(967,523)	$(550,369)
Net loss for the period – United States	(1,714,262)	(1,659,143)
Net loss for the period	$(2,681,785)	$(2,209,512)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of September 30, 2023, including anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

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

Current Business Activities

General

International Tower Hill Mines Ltd. (“ITH” or the “Company”) consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is engaged in the acquisition and development of mineral properties. The Company currently has a 100% interest in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. As of December 31, 2022, the Project has a measured and indicated mineral resource of 704.5 million tonnes at an average grade of 0.60 g/tonne (13.62 million ounces). As reported in the Technical Report Summary (“TRS”), filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 17, 2023, a portion of the mineral resources at the Project have been converted into proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce. See Part I, Item 2. Properties of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, including the cautionary language therein, for more information regarding mineral reserves and resources at the Livengood Gold Project.

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

The TRS was prepared by independent third-party consultants. The Company cautions that the PFS, which is summarized in the TRS, is preliminary in nature, and is based on technical and economic assumptions which are expected to be further refined and evaluated in a full feasibility study which may be completed in the future. The TRS is based on a mineral resource estimate effective as of August 20, 2021. The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2022, and has no reason to believe that the mineral resource estimate is no longer current as of September 30, 2023.

On March 8, 2023, the Company announced that the Board approved the 2023 work program which will advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

Results of Operations

Summary of Quarterly Results

Description	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Net income (loss)	$(710,351)	$(1,467,897)	$(503,537)	$(832,181)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2022
Net income (loss)	$(295,260)	$(1,200,279)	$(713,973)	$(1,015,489)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

The Company had a net loss of $710,351 for the three months ended September 30, 2023, compared to a net loss of $295,260 for the three months ended September 30, 2022.

Excluding share-based costs of $67,128 and $1,342 for the three months ended September 30, 2023 and September 30, 2022, respectively, consulting fees were $64,159 for the three months ended September 30, 2023 compared to $56,349 for the three months ended September 30, 2022. The increase of $7,810 was primarily due to the timing of services utilized.

Professional fees were $104,196 for the three months ended September 30, 2023 compared to $72,236 for the three months ended September 30, 2022. The increase of $31,960 was primarily due to timing variances for general legal services for an increase of $35,896 and audit and tax services for an increase of $648, partially offset by Sarbanes-Oxley Act review services, which services were not repeated during the three months ended September 30, 2023, for a decrease of $4,584.

Regulatory costs were $71,940 for the three months ended September 30, 2023 compared to $49,946 for the three months ended September 30, 2022. The increase of $21,994 was primarily due to SEC fees of $15,000 and timing variances for stock transfer agent fees for an increase of $3,436, NYSE American fees for an increase of $2,481, and XBRL fees for an increase of $974.

Mineral property expenditures were $105,479 for the three months ended September 30, 2023, compared to $95,511 for the three months ended September 30, 2022. The increase of $9,968 was primarily due to timing variances for property legal services for an increase of $17,069, project-related costs for an increase of $15,425, and land costs for an increase of $7,345, partially offset by environmental activities, which activities were not repeated during the three months ended September 30, 2023, for a decrease of $29,871.

Travel costs were $27,616 for the three months ended September 30, 2023 compared to $16,070 for the three months ended September 30, 2022. The increase of $11,546 was primarily due to timing variances of actual travel.

Office costs were $13,318 for the three months ended September 30, 2023 compared to $5,560 for the three months ended September 30, 2022. The increase of $7,758 is due primarily to timing variances related to the replacement of computer hardware.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the three-month periods ended September 30, 2023 and 2022 were allocated as follows:

Expense category:	September 30, 2023	September 30, 2022
Consulting	$67,128	$1,342
Investor relations	877	1,342
Wages and benefits	12,288	18,785
Total	$80,293	$21,469

Share-based payment charges were $80,293 during the three months ended September 30, 2023 compared to $21,469 during the three months ended September 30, 2022. The increase of $58,824 was mainly the result of DSUs granted on July 12, 2023.

Other Items

Other items amounted to total other income of $70,607 during the three-month period ended September 30, 2023, compared to total other income of $322,087 during the three-month period ended September 30, 2022. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $46,691 during the three-month period ended September 30, 2023, compared to a gain of $315,283 during the three-month period ended September 30, 2022. The average exchange rate during the three-month period ended September 30, 2023 was C$1 to $0.7457, compared to C$1 to $0.7662 during the three-month period ended September 30, 2022. Interest income was $23,916 for the three-month period ended September 30, 2023, compared to $1,512 for the three-month period ended September 30, 2022. The increase of $22,404 was primarily due to short-term investment certificates being re-invested upon maturity at a higher interest rate. Other income was $nil for the three-month period ended September 30, 2023, compared to $5,292 for the three-month period ended September 30, 2022.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

The Company had a net loss of $2,681,785 for the nine months ended September 30, 2023, compared to a net loss of $2,209,512 for the nine months ended September 30, 2022.

Professional fees were $232,077 for the nine months ended September 30, 2023 compared to $181,729 for the nine months ended September 30, 2022. The increase of $50,348 was primarily due to timing variances for general legal services for an increase of $54,894 and audit and tax services for an increase of $6,841, partially offset by Sarbanes-Oxley Act review services, which services were not repeated during the nine months ended September 30, 2023, for a decrease of $10,007, and XBRL services, which services were not repeated during the nine months ended September 30, 2023, for a decrease of $1,380.

Travel costs were $41,490 for the nine months ended September 30, 2023 compared to $24,227 for the nine months ended September 30, 2022. The increase of $17,263 was primarily due to timing variances of actual travel.

Office costs were $22,205 for the nine months ended September 30, 2023 compared to $15,996 for the nine months ended September 30, 2022. The increase of $6,209 was primarily due to timing variances related to the replacement of computer hardware.

Excluding share-based costs of $4,847 and $7,138 for the nine months ended September 30, 2023 and September 30, 2022, respectively, investor relations costs were $38,701 for the nine months ended September 30, 2023 compared to $50,364 for the nine months ended September 30, 2022. The decrease of $11,663 was primarily due to reduced utilization of investor relations services.

Excluding share-based costs of $328,651 and $320,762 for the nine months ended September 30, 2023 and September 30, 2022, respectively, consulting fees were $178,885 for the nine months ended September 30, 2023 compared to $169,694 for the nine months ended September 30, 2022. The increase of $9,191 was primarily due to additional technical services for an increase of $5,000 and IT services for installation of the replacement computer hardware of $2,500.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the nine-month periods ended September 30, 2023 and 2022 were allocated as follows:

Expense category:	September 30, 2023	September 30, 2022
Consulting	$328,651	$320,762
Investor relations	4,847	7,138
Wages and benefits	67,862	99,934
Total	$401,360	$427,834

Share-based payment charges were $401,360 during the nine months ended September 30, 2023 compared to $427,834 during the nine months ended September 30, 2022. The decrease of $26,474 was mainly the result of stock options for common shares of the Company issued to its employees and consultants on May 25, 2021 being fully vested during the three months ended September 30, 2023 for a decrease of $37,255 partially offset by the DSUs issued on May 23, 2023 being expensed at $257,553 and the DSUs issued on July 12, 2023 being expensed at $66,251 for a composite expense of $323,804 compared to the DSUs issued on May 24, 2022 being expensed at $313,023 for an increase of $10,781.

Other Items

Other items amounted to total other income of $76,292 during the nine-month period ended September 30, 2023, compared to total other income of $443,258 during the nine-month period ended September 30, 2022. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $13,925 during the nine-month period ended September 30, 2023, compared to a gain of $410,693 during the nine-month period ended September 30, 2022. The average exchange rate during the nine-month period ended September 30, 2023 was C$1 to $0.7432, compared to C$1 to $0.7798 during the nine-month period ended September 30, 2022. Interest income was $79,737 for the nine-month period ended September 30, 2023, compared to $4,621 for the nine-month period ended September 30, 2022. The increase of $75,116 was primarily due to short-term investment certificates being re-invested upon maturity at a higher interest rate. Other income was $10,480 for the nine-month period ended September 30, 2023, compared to $27,944 for the nine-month period ended September 30, 2022.

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

As at September 30, 2023, the Company had cash and cash equivalents of $2,354,317 compared to $4,847,429 at December 31, 2022. The decrease of approximately $2.5 million resulted mainly from expenditures on operating activities.

Financing activities during the nine-month period ended September 30, 2023 included share issuance costs of $50,661 related to the preparation of a new Registration Statement on Form S-3.

Financing activities during the nine-month period ended September 30, 2022 included the exercise of stock options. Proceeds of $290,290 were received on the issuance of 405,000 common shares.

The Company had no cash flows from investing activities during the nine-month periods ended September 30, 2023 and 2022.

As at September 30, 2023, the Company had working capital of $2,389,916 compared to working capital of $4,711,616 at December 31, 2022. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient to cover the anticipated 2023 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2023, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors,” other than the revised risk factor and additional risk factor set forth below:

Our success depends on the development and operation of the Livengood Gold Project, which is our only project.

Our only property at this time is our Livengood Gold Project, which is in the development stage. The TRS indicates that the Project is technically feasible and marginally viable. The Company will need to raise capital or arrange financing to develop the Project, and the ability of the Company to raise capital or arrange financing in the future to develop the Project will depend on, among other factors, the prevailing capital market conditions, the price of gold, the mineral resources at the Project, the capital and operating costs of the Project, and the internal rate of return for the Project. The Company expects that many sources of capital and financing will not invest in the Project unless the internal rate of return for the Project exceeds the 5.3% set forth in the TRS, whether as a result of higher gold prices, lower capital or operating costs, or otherwise. While management is exploring opportunities identified in the TRS for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful, that any of the optimization opportunities or cost savings will in fact be realized or that the price of gold will increase sufficiently, and be sustained for a sufficient period, for the Company to be able to raise the capital or secure the financing needed to develop the Project. No assurance can be given that the Company will be successful in raising capital or securing financing to develop the Project or that any level of recovery of ore reserves will be realized. If we are not able to raise capital or secure financing for the Project, if the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose all or a substantial portion of their investment.

There is substantial doubt about our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

As at September 30, 2023, the Company had cash and cash equivalents of $2,354,317 compared to $4,847,429 at December 31, 2022. The Company will require significant additional financing to continue its operations in connection with advancing activities at the Livengood Gold Project and for the development of any mine that may be determined to be built at the Livengood Gold Project. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts.

The Company has no revenue generating operations from which it can internally generate funds.  The Company expects to seek to obtain significant additional financing on or before December 2023, but there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all. Even if the Company is able to secure some additional equity financing, the Company may be unable to raise enough capital to continue its operations in connection with advancing all activities at the Livengood Gold Project into 2024 and beyond. As a result, we have included a discussion about the Company’s ability to continue as a going concern in the accompanying unaudited consolidated financial statements.

In the event that the Company is unable to secure sufficient additional financing, the Company may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2024 fiscal year, which could have a material adverse effect on the Company’s business, operating results, financial condition and long-term prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine-month period ended September 30, 2023, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: November 8, 2023

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 8, 2023