Form 10-K
period 2023-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2024-03-08
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Based on the last sale price on the NYSE American of the registrant’s Common Shares on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) of $0.51 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $55.8 million.

As of February 29, 2024, the registrant had 199,693,442 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into this report.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of the Company in future periods, planned exploration activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

●the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to raise the necessary funds to continue operations on acceptable terms, if at all;
●the Company’s ability to carry forward and incorporate into future engineering studies of the Livengood Gold Project updated mine design, production schedule and recovery concepts identified during the optimization process;
●the Company’s potential to carry out an engineering phase that will evaluate and optimize the Livengood Gold Project configuration and capital and operating expenses, including determining the optimum scale for the Livengood Gold Project;
●the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;
●the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Livengood Gold Project;
●the potential for the expansion of the estimated mineral resources at the Livengood Gold Project;
●the potential for a production decision concerning, and any production at, the Livengood Gold Project;
●the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;
●the Company’s estimates of the quality and quantity of the mineral resources at the Livengood Gold Project;
●the timing and cost of any future exploration or development programs at the Livengood Gold Project, and the timing of the receipt of results therefrom;
●the expected levels of overhead expenses at the Livengood Gold Project; and
●future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others:

●	the demand for, and level and volatility of the price of, gold;
●	conditions in the financial markets generally, the overall sentiment of the markets for public equity, interest rates, currency rates, and the rate of inflation;
●	general business and economic conditions;
●	government regulation and proposed legislation (and changes thereto or interpretations thereof);
●	defects in title to claims, or the ability to obtain surface rights, either of which could affect the Company’s property rights and claims;
●	the Company’s ability to secure the necessary services and supplies on favorable terms in connection with its programs at the Livengood Gold Project and other activities;
●	the Company’s ability to attract and retain key staff, particularly in connection with the permitting and development of any mine at the Livengood Gold Project;
●	the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;
●	the timing of the Company’s ability to commence and complete planned work programs at the Livengood Gold Project;
●	the timing of the receipt of and the terms of the consents, permits and authorizations necessary to carry out exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;
●	the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;
●	the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole;

●	the continued development of and potential construction of any mine at the Livengood Gold Project property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company; and
●	cyber-attacks and other security breaches of our information technology systems or those of our third-party service providers.

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
“April 2017 Report”

The technical report entitled “Canadian National Instrument 43-101 Technical Report Pre-feasibility Study on the Livengood Gold Project, Livengood, Alaska, USA” dated April 10, 2017 and prepared by certain Qualified Persons under NI 43-101, as filed under the Company’s profile on SEDAR+ at www.sedarplus.ca

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

The technical report entitled “NI 43-101 Technical Report Pre-feasibility Study of the Livengood Gold Project, Livengood, Alaska, USA” dated December 17, 2021 and prepared by certain Qualified Persons under NI 43-101, as filed on December 17, 2021 under the Company’s profile on SEDAR+ at www.sedarplus.ca

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
“TRS”

The Technical Report Summary for the Livengood Gold Project filed as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2023

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

PART I

ITEM 1. BUSINESS

Overview

ITH is a company engaged in the acquisition and development of mineral properties. The Company currently holds or has the right to acquire interests in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in the Livengood Gold Project, which as of December 31, 2023, has proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and measured and indicated mineral resources, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, both as reported in the Technical Report Summary (the “TRS”) attached as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A filed with the SEC on October 17, 2023. A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, is set forth in Part I, Item 2. Properties of this Annual Report on Form 10-K.

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

Livengood Gold Project Developments

On March 8, 2023, the Company announced that the Board had approved a 2023 work program that advanced the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advanced community engagement.

Livengood Gold Project Technical Report Summary

The TRS details a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold reserve estimated at 9.0 million ounces at 0.65 g/tonne. The study utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risk the Project. The TRS has estimated the capital costs of the Project at $1.93 billion, the total cost per ton milled at $13.12, the all-in sustaining costs at $1,171 per ounce, and net present value (5)% at $1,800/oz of $400 million.

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

Whittle Enterprise Optimization

Prior to beginning the Pre-feasibility Study (“PFS”) for the Livengood Gold Project which is summarized in the TRS, the Company retained Whittle Engineering and BBA Inc. to collaborate on an enterprise optimization study (the “Whittle and BBA Study”) to review various technologies and project configurations and to recommend the optimum configuration for the PFS. The Whittle and BBA Study reviewed secondary crushing with SAG and ball mill, tertiary crushing with ball mill, gravity/CIL at p80 of 90 micron to 250 micron, stand-alone and auxiliary heap leach configurations, gravity only gold recovery, gravity/flotation with pressure oxidation and CIL of flotation concentrate. These configurations were evaluated at various combinations of project ramp up strategy, annual throughput, primary, secondary, and tertiary grind size, as well as mining fleet size and stockpile management strategies. Tailings technologies reviewed included conventional tailings and pressure filtered tailings.

The Whittle and BBA Study determined that the gravity/CIL plant at p80 250 micron with conventional tailings provided the highest net present value, which is the configuration detailed in the PFS.

The TRS was prepared by independent third-party consultants.

The Company cautions that the TRS is preliminary in nature, and is based on technical and economic assumptions which will be further refined and evaluated in a full feasibility study. The TRS is based on an updated Project mineral resource estimate effective as of August 20, 2021.

The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2023.

2024 Outlook

On January 22, 2024, the Company announced that it had completed a non - brokered private placement (the “Private Placement”) pursuant to which it issued common shares to existing major shareholders to raise gross proceeds of approximately $2.5 million. The Private Placement consisted of 3,807,911 common shares of the Company, representing approximately 1.9% of the 195.9 million common shares issued and outstanding prior to the completion of the Private Placement, at a price of $0.664 per common share, the closing price of the Company’s common shares on the NYSE American on January 12, 2024. The Private Placement was taken up by current institutional shareholders of the Company, Paulson & Co. Inc., Sprott Asset Management USA, Inc., and Kopernik Global Investors, LLC on behalf of Heptagon plc Kopernik Global All - Cap Equity Fund. The Company intends to use the net proceeds of the Private Placement for general working capital purposes.

On March 8, 2024, the Company announced that the Board had approved a 2024 budget of $3.3 million and endorsed the associated 2024 work program to advance the Livengood Gold Project. The 2024 work program will advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

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

Regulatory, Environmental and Social Matters

All of the Company’s currently proposed exploration is in the State of Alaska. In Alaska, low impact, initial stage surface exploration such as stream sediment, soil and rock chip sampling does not require any permits. The State of Alaska requires an APMA (Alaska Placer Mining Application) exploration permit for all substantial surface disturbances such as trenching, road building and drilling. These permits are reviewed by related state and federal agencies that can comment on, and require specific changes to, proposed work plans to minimize impacts on the environment. The permitting process for significant disturbances generally requires 30 days for processing and all work must be bonded. The Company currently has all necessary permits with respect to its currently planned exploration and development activities in Alaska. Although the Company has never had an issue with the timely processing of APMA permits, there can be no assurances that delays in permit approval will not occur.

The Board has established a Technical Committee, which has adopted a formal, written charter. As set out in its charter, the overall purpose of the Technical Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the Company’s continuing commitment to improving the environment and ensuring that activities are carried out and facilities are operated and maintained in a safe and environmentally sound manner that reflects the Company’s ideals and principles of sustainable development. The primary function of the Technical Committee is to monitor, review and provide oversight with respect to the technical aspects of the Company’s Project as well as monitor policies, standards, and programs relative to health, safety, community relations and environmental-related matters. The Technical Committee also advises the Board and makes recommendations for the Board’s consideration regarding health, safety, community relations and environmental-related issues. The Technical Committee took no formal action during the year ended December 31, 2023, as there were no material developments concerning the technical aspects of, or programs relative to health, safety, community relations and environmental - related matters relating to, the Livengood Gold Project.

For further information regarding the regulations that may have a material impact on our business, see “Risk Factors - Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.”

Although not set out in a specific policy, the Company strives to be a positive influence in the local communities near the Project, not only by contributing to the welfare of such communities in the vicinity of the Project through donations of money and supplies, as appropriate, but also through hiring local workers when appropriate. The Company considers building and maintaining strong relationships with local communities to be fundamental to its ability to continue to operate in such regions and to assist in the eventual development (if any) of mining operations in such regions, and it attaches considerable importance to commencing and fostering such relationships from the beginning of its involvement in the Project.

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

ITH has three subsidiaries:

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

All of the raw materials the Company requires to carry on its business are readily available through normal supply or business contracting channels in Canada and the United States. Since commencing activities at the Livengood Gold Project in mid-2006, the Company has been able to secure the appropriate personnel, equipment and supplies required to conduct its contemplated programs. The Company does not believe that it will experience any shortages of required personnel, equipment or supplies in the foreseeable future.

Human Capital Resources

At December 31, 2023, the Company had three employees. The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering, community engagement and investor relations, and corporate governance. The Company has a benefit program in place, including medical and dental benefits and basic life insurance, which applies to all permanent employees.

Seasonality

As the Company’s mineral exploration and development activity takes place in Alaska, some of its business is seasonal. Due to the northern climate, field work on the Livengood Gold Project can be limited due to excessive snow cover and cold temperatures. In general, surface sampling work is limited to May through September and surface drilling from March through November, although some locations afford opportunities for year-round exploration operations and others, such as road-accessible wetland areas, may only be explored while frozen in the winter.

Available Information

ITH maintains an internet website at www.ithmines.com. The Company makes available, free of charge, through the Investors section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC and its Annual Information Form, press releases and material change reports and other reports filed on the System for Electronic Document Analysis and Retrieval (“SEDAR+”). The Company’s SEC filings are available from the SEC’s internet website at www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically. The Company’s Canadian filings are available from the Canadian Securities Administrators’ internet website at www. sedarplus.ca under the Company’s profile. The contents of these websites are not incorporated into this report and the references to the URLs for these websites are intended to be inactive textual references only.

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

Our only property at this time is our Livengood Gold Project, which is in the development stage. The TRS indicates that the Project is technically feasible and marginally viable at a gold price of $1,680 per ounce. The Company will need to raise capital or arrange financing to develop the Project, and the ability of the Company to raise capital or arrange financing in the future to develop the Project will depend on, among other factors, the prevailing capital market conditions, the price of gold, the mineral resources at the Project, the capital and operating costs of the Project, and the internal rate of return for the Project. The Company expects that many sources of capital and financing will not invest in the Project unless the internal rate of return for the Project exceeds the 5.3% set forth in the TRS, whether as a result of higher gold prices, lower capital or operating costs, or otherwise. While management is exploring opportunities identified in the TRS for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful, that any of the optimization opportunities or cost savings will in fact be realized or that the price of gold will increase sufficiently, and be sustained for a sufficient period, for the Company to be able to raise the capital or secure the financing needed to develop the Project. No assurance can be given that the Company will be successful in raising capital or securing financing to develop the Project or that any level of recovery of ore reserves will be realized. If we are not able to raise capital or secure financing for the Project, if the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose all or a substantial portion of their investment.

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

We will require additional financing to fund further exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

Advancing properties from the exploration and development stages into the production stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. The Company does not presently have sufficient financial resources or a source of operating cash flow to complete the permitting process and, if a production decision is made, the construction of a mine at the Livengood Gold Project. The completion of the permitting process and any construction of a mine at the Livengood Gold Project will depend upon the Company’s ability to obtain financing through the sale of its equity securities, enter into a joint venture or strategic alliance relationship, secure significant debt financing or find alternative means of financing. There is no assurance that the Company will be successful in obtaining the required financing on favorable terms or at all.

Our ability to obtain additional financing in the future will depend upon a number of factors, including prevailing capital market conditions, the status of the national and worldwide economy, our business performance and the price of gold and other precious metals. Capital markets worldwide have been adversely affected during the past few years, including in 2023, by substantial losses by financial institutions, increased inflation, the outbreak of conflicts around the globe and market volatility due to the lingering effects of the COVID-19 pandemic, among other things. Failure to obtain such additional financing on favorable terms or at all could result in delay or indefinite postponement of further exploration, development, or mining operations and the possible partial or total loss of our interests in the Livengood Gold Project. Even if the Company is able to secure some additional equity financing, we may be unable to raise enough capital to continue operations in connection with advancing all activities at the Livengood Gold Project into 2024 and beyond. As a result, there is substantial doubt about our ability to continue as a going concern.

Resource exploration and development is a highly speculative business, and certain inherent risks could have a negative effect on our business.

Our long-term success depends on our ability to identify mineral deposits on the Livengood Gold Project and other properties we may acquire, if any, that can then be developed into commercially viable mining operations. Resource exploration and development is a highly speculative business and involves a high degree of risk, including, among other things, unprofitable efforts resulting both from the failure to discover mineral deposits and from finding mineral deposits which, though present, are insufficient in size and grade at the then prevailing market conditions to return a profit from production. Substantial expenditures are required to establish proven and probable mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operations or that funds required for development can be obtained on a timely basis. The marketability of minerals which may be acquired or discovered by the Company will be affected by numerous factors beyond the control of the Company and cannot be accurately predicted. These factors include market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

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

	High	Low	Average
2019	$1,546	$1,270	$1,393
2020	$2,067	$1,474	$1,771
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,629	$1,800
2023	$2,078	$1,811	$1,942
January 1, 2024 to February 29, 2024	$2,068	$1,985	$2,029

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

Land reclamation requirements are generally imposed on mineral exploration and development companies (as well as companies with mining operations) in order to minimize long term effects of land disturbance. Reclamation may include requirements to:

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

A significant disruption to our information technology systems or those of our third-party service providers could adversely affect our business and operating results.

We rely on a variety of information technology systems to manage and support our operations. For example, we depend on our information technology systems for financial reporting, operational management, and email. These systems contain, among other information, our proprietary business information and personally identifiable information of our employees. The proper functioning of these systems and the security of such data is critical to the efficient operation and management of our business, and these functions are outsourced by us to third-party service providers on whom we rely for the proper functioning and security of these systems. In addition, these systems could require modifications or upgrades from time to time as a result of technological changes or growth in our business, and we may change the third-party service providers with whom we contract to maintain the functioning or security of these systems from time to time, which modifications, upgrades or changes could be costly and disruptive to our operations and could impose substantial demands on management’s time. Our systems, and those of our third-party service providers, could be vulnerable to damage or disruption caused by catastrophic events, power outages, natural disasters, computer system or network failures, viruses, ransomware or malware, physical or electronic break-ins, unauthorized access, or cyber-attacks.

Any security breach could compromise our networks, and the information stored on them could be improperly accessed, disclosed, lost, stolen or restricted. Because techniques used to sabotage systems, obtain unauthorized access to systems or prohibit authorized access to systems change frequently and generally are not detected until successfully launched against a target, we or our third-party service providers may be unable to anticipate these techniques, and the cybersecurity processes, technologies and controls that we or our third-party service providers have implemented to secure our systems and electronic information may not be adequate to prevent a disruption or attack or to timely assess, identify and manage a cyber-attack. Actions taken by us or third-party service providers in response to a cyber-attack may not be adequate. Any unauthorized activities could disrupt our operations or those of our third-party service providers on which we are dependent; result in the misappropriation or compromise of confidential information, extortion, or fraud; harm our employees or counterparties; cause us to violate privacy or security laws; or result in legal claims or proceedings, any of which could adversely affect our business, reputation, or operating results.

Risks Related to Our Common Shares

Our share price may be volatile and as a result you could lose all or part of your investment.

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage mining companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. Any quoted market for our common shares may be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2023, the price of our common shares on the TSX ranged from a low of C$0.45 to a high of C$0.93, and on the NYSE American ranged from a low of $0.33 to a high of $0.71. From January 1, 2024 to February 29, 2024, the price of our common shares on the TSX ranged from a low of C$0.65 to a high of C$0.91, and on the NYSE American ranged from a low of $0.50 to a high of $0.69. There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, our shareholders may be unable to resell their shares at a desired price.

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

We believe that we likely were a passive foreign investment company (“PFIC”) during the fiscal year ended December 31, 2023, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2023, and we expect that we will be a PFIC in the current year and that we may continue to be classified as a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If the Company is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company has processes, policies and procedures for identifying, assessing, managing, and responding to cybersecurity threats and incidents. These are integrated into our overall risk management systems, as overseen by our Board of Directors, primarily through the Audit Committee. Our policies and procedures include protocols for assessing potential material impacts from cybersecurity threats and incidents, escalating to management and the Board of Directors, engaging external stakeholders, and reporting incidents based on applicable legal requirements.

We use specialized IT tools and services, including with the support of third-party service providers, to understand, manage, mitigate and continually remediate identified risks. The Company logs identified cybersecurity risks and tracks corresponding risk management activities. Identified cybersecurity risks are discussed with management for resolution planning and escalation.

Testing of our security controls in connection with the auditing of our financial systems is completed annually. At least annually, we conduct training and awareness for our employees to help identify, avoid and mitigate cybersecurity threats.

We regularly evaluate the cybersecurity risks associated with third-party suppliers and service providers that have access to the Company’s networks, confidential information, and information systems. We provide third-party vendors, consultants, and partners with detailed security requirements for securing their connections to our IT networks. In addition, we week to make third-party service providers contractually responsible for identifying and remediating security issues within their technology and service environment.

Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. While we have implemented a cybersecurity program, the techniques used to compromise IT systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information regarding risks relating to privacy and cybersecurity, see “Item 1A – Risk Factors.”

Governance

The Board of Directors is responsible for overseeing the assessment and management of enterprise-level risks that may impact the Company. The Audit Committee has primary responsibility for overseeing risk management, including oversight of risks from cybersecurity threats. The CEO and CFO report on cybersecurity matters, including material risks and threats, to the Audit Committee at regularly scheduled Audit Committee meetings, which is then discussed with the Board of Directors.

It is management’s responsibility to manage cybersecurity risks, as described above, and bring to the Board’s attention any material risks. Under the oversight of the Audit Committee, the Company’s Chief Executive Officer is primarily responsible for the assessment and management of cybersecurity risks and utilizes third-party consultants retained by the Company for advice.

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

You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves.

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

The information that follows relating to the Livengood Gold Project is derived, for the most part, from, and in some instances is an extract from, the TRS and prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, incorporated herein by reference into this report.

LIVENGOOD GOLD PROJECT, ALASKA

The Company currently holds, or has rights to acquire, ownership or leasehold interests in a group of adjacent mineral properties in Alaska that we collectively refer to as the “Livengood Gold Project.” The Livengood Gold Project is located approximately 113 km (70 miles) by road northwest of Fairbanks, Alaska and approximately 65 km (40 miles) north of the boundary of the Fairbanks North Star Borough as shown in Figure 1 below. The Project lies within the Tolovana Mining District in the northern part of the Tintina Gold Belt. The Company owns a 100% interest in the Livengood Gold Project and the Company’s primary focus is to develop the Project with the objective of achieving commercial production. The Company’s book value of its investment in the Livengood Gold Project is $55,375,124 as of December 31, 2023.

Property Description and Location

Figure 1: Location of the Livengood Gold Project

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Livengood Gold Project is located approximately 113 km (70 miles) by road northwest of Fairbanks, Alaska in the Tolovana Mining District within the Tintina Gold Belt. The Project area is centered on Money Knob, a local topographic high point located at 65 ̊30’16’’N, 148 ̊31’33’’W. This feature and the adjoining ridgelines are the probable lode gold source for the Livengood placer deposits that lie in the adjacent valley and that have been actively mined since 1914 and have produced more than 500,000 ounces of gold.

The Livengood Gold Project straddles and is accessed via the Elliot Highway, a paved, all-weather road linking the north slope oil fields at Prudhoe Bay to central and southern Alaska through Fairbanks. At present there are no full-time residents in the former mining town of Livengood. A number of unpaved roads have been developed in the area providing excellent access to the Livengood Gold Project. A 427 m (1400-foot) runway is located 6 km (3.7 miles) to the southwest near the former Alyeska Pipeline Company Livengood Camp and is suitable for light aircraft. The Livengood Gold Project is also adjacent to the Alyeska Pipeline corridor, which transports crude oil from Prudhoe Bay south. This corridor contains a fiber optic communications cable utilized at the Livengood Gold Project.

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

The nearest community to Livengood Gold Project is the village of Minto, a town with a population of approximately 132 people located approximately 65 km (40 miles) southwest by road. The Fairbanks metropolitan area has a population of approximately 100,000 people, and comprises the regional center with hospitals, government offices, businesses and the University of Alaska, Fairbanks. The city is linked to southern Alaska along a north-south transportation and utility corridor that includes two paved highways, a railroad to tide water, an interlinked electrical grid, and communications infrastructure. Fairbanks has an international airport serviced daily by up to three major airlines.

In preliminary, non-binding discussions, the local utility in Fairbanks (Golden Valley Electrical Association) has indicated that 50-60 Megawatts of power could be available to the Livengood Gold Project. Livengood would be connected to the local grid by building an 82 km (50 miles) 230-kVA line along the pipeline corridor. Environmental baseline studies required for the electrical line construction started in 2011.

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

100% owned patented mining claims

●	U.S. Mineral Survey 1960 and 2447, located on lower Livengood Creek, subject to an agreement to allow Larry Nelson, as agent for Nelson Mining Company, to operate a placer mine on MS 1960 and 2447 through February 2, 2026 and subsequent reclamation obligations.
●	U.S. Mineral Survey 1956, located on lower Gertrude Creek, subject to a reserved royalty of 5% of gross value held by Key Trust Company on behalf of the Luther Hess Trust.
●	With respect to portions of U.S. Mineral Survey 1626, located on lower Amy Creek:

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

Leased property

Alaska Mental Health Trust Lease. A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either (1) commercial production or (2) payment of an annual advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. Both requirements of (2) above have been satisfied through June 30, 2024. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2023, there were 9,970 acres included in the AMHT lease.

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

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment by November 30th of each year of $40 per claim to be paid to the state for the first five years, $85 per year for the second five years, and $205 per year thereafter. The annual rental rates for each 160-acre claim are $165 for the first five years, $330 for the second five years, and $825 per year thereafter. As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year. In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year. Excess work can be carried forward for up to four years. If the rental is paid and the work requirements are met, the claims can be held indefinitely. The work completed by the Company during the 2023 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2027 on all State of Alaska mining claims.

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

Mineralization is interpreted as intrusion-related, consistent with other gold deposits of the Tintina Gold Belt, and has a similar As-Sb geochemical association. Mineralization is controlled partly by lithologic units but thrust-fold architecture was key to providing pathways for intrusive and associated hydrothermal fluids.

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

In 2006, the Company conducted a 1,227 m, seven - hole program and continued to demonstrate the presence of mineralization over a broader area. The 2007 campaign consisted of 15 diamond drill holes for a total of 4,411 m. These holes focused on extending and defining the volcanic-hosted mineralization first recognized by AngloGold in 2003. However, as drilling progressed, it became clear that although mineralization is strongest in the volcanic rocks, it occurs in all rock types at Money Knob.

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

In 2009, the Company completed 12 diamond drill holes totaling 4,572 m and 195 RC holes totaling 59,757 m. Six of the diamond drill holes were drilled across the North-North-West-trending Core Zone in order to better understand the structural controls and to test the depth continuity of the mineralization. This drilling confirmed that the Core Zone is the locus of a swarm of 0.2 - 1.0 m thick southerly dipping dikes. In addition, a number of larger (+10 m thick) steeply dipping North-North-West-trending dikes were observed, suggesting that East-North-East extension may have occurred at about the time of dike magmatism. The RC holes were primarily targeted at grid infill drilling to improve resource estimation of the Core Zone and a step-out program that led to discovery and delineation of the Sunshine and Tower Zones.

In 2010, the Company completed 40 diamond drill holes totaling 13,631 m and 198 RC holes totaling 56,550 m. These holes, filled in between the Core and Sunshine Zones, expanded the SW Zone and infilled to 50 m spacing in the Core and Sunshine Zones.

Nearly all drill holes at Money Knob have been drilled in a northerly direction at an inclination of -50 degrees (RC) and -60 degrees (core) in order to best intercept the south dipping structures and mineralized zones as close to perpendicular as possible. A few holes have been drilled in other directions to test other features and aspects of mineralization. Most exploration holes have been spaced at 75 m apart along lines 75 m apart, subsequent infill drilling in the center of 75 m squares brings the nominal drill spacing to 50 m for a significant portion of the deposit. Core is recovered using triple tube techniques to ensure good recovery (>95)% and confidence in core orientation. RC holes are bored and cased for the upper 0-30 m to prevent down hole contamination and to help keep the hole open for ease of drilling at greater depths.

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

Data entry and database validation procedures have been checked and found to conform to industry practices. Procedures are in place to minimize data entry errors. These include pre-numbered, pre-tagged, bar-coded bags, and bar-coded data entry methods which relate all information to sample and drill interval information. Likewise, data validation checks are run on all information used in the geologic modeling and resource estimation process. Database entries for a random sample (10)% of drill holes used for the resource estimate were checked against the original assay certificates by one of the independent authors of the April 2017 Report and the error rate was found to be within acceptable limits.

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

Looking forward to potential project development, a site-specific monitoring plan and water management plan for both operations and post mine closure will be developed in conjunction with detailed engineering and project permit planning. Development of the Livengood Gold Project will require a number of state and federal permits. Federal permits will be issued pursuant to the National Environmental Policy Act (“NEPA”) and Council of Environmental Quality (“CEQ”). In fulfillment of the NEPA requirements, the Livengood Gold Project will be required to prepare an Environmental Impact Statement. Although at this time it is unknown which department will become the lead federal agency, the State of Alaska is expected to take a cooperating role to coordinate the NEPA review with the State permit process. Actual permitting timelines are controlled by the NEPA review and U.S. Federal and State agency decisions. There are no municipal or community agreements required for the Livengood Gold Project.

Technical Report Summary (“TRS”)

The Company has a 100% interest in the Livengood Gold Project, which as of December 31, 2023, has proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and measured and indicated mineral resources, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, both as reported in the TRS attached as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A filed with the SEC on October 17, 2023. The TRS details a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold reserve estimated at 9.0 million ounces at 0.65 g/tonne. The study utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risk the Project. The TRS has estimated the capital costs of the Project at $1.93 billion, the total cost per ton milled at $13.12, the all-in sustaining costs at $1,171 per ounce, and net present value (5%) at $1,800/oz of $400 million.

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

The TRS, current as of December 31, 2023, indicates that the Project generates a minimal positive return at a gold price of $1,680 per ounce. Readers are encouraged to review the entire TRS on EDGAR, with particular emphasis on the sensitivity analyses contained therein. The TRS for the Livengood Gold Project was filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K/A, dated October 17, 2023. Readers are cautioned that the NI 43-101 reports filed on SEDAR+ by the Company in September of 2013, October of 2016, April 2017, and December 2021 are no longer considered current and should therefore no longer be relied upon by investors.

Mineral Resource and Reserve Estimates

Table 1: Livengood Gold Project mineral resources estimate (exclusive of reserves)

Classification	Metric tons (Mmt)	Au (g/mt)	Contained Au (Koz)
Measured	234.50	0.53	3,990.49
Indicated	40.01	0.49	629.61
Total Measured and Indicated	274.51	0.52	4,620.10
Inferred	15.98	0.40	206.98
1.	The Qualified Person for the mineral resource estimate is Resource Development Associates Inc.
2.	The effective date of the estimate is August 20, 2021 and the estimate remains current as of December 31, 2023.
3.	Mineral resources for the Project are enumerated as per §229.1302(d)(1)(iii)(A) (Item 1302(d)(1)(iii)(A) of Regulation S-K).
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

Table 1C: Pit constraining parameters used for resource estimates

		Rock	Rock	Rock	Rock	Rock	Rock
Parameter	Unit	Type 4	Type 5	Type 6	Type 7	Type 8	Type 9
Mining Cost	$/total mt	1.76	1.74	1.74	1.68	1.76	1.76
Au Cut-off	g/mt	0.21	0.20	0.25	0.25	0.33	0.33
Processing Cost	$/process mt	9.27	9.15	9.17	9.50	9.71	9.71
Au Recovery	%	84	80	71	67	55	56
Administrative Cost	$/process mt	1.55	1.55	1.55	1.55	1.55	1.55
Royalty	%	3	3	3	3	3	3
Au Selling Price	$/oz	1,650	1,650	1,650	1,650	1,650	1,650
Overall Slope Angle	Degrees	45	45	45	45	45	45

Table 2: Livengood Project mineral reserves

	Ore	Au Grade	Contained Au
Classification	Metric tons (Mmt)	(g/mt)	Koz
Proven Reserves
Rock Type 4	75.4	0.54	1,314
Rock Type 5	110.5	0.55	1,972
Rock Type 6	91.7	0.65	1,922
Rock Type 7	61.0	0.70	1,367
Rock Type 8	2.4	0.73	56
Rock Type 9	70.5	0.82	1,861
Total Proven Reserves	411.5	0.64	8,492
Probable Reserves
Rock Type 4	2.5	0.48	39
Rock Type 5	4.0	0.47	62
Rock Type 6	3.0	0.99	94
Rock Type 7	4.8	0.98	152
Rock Type 8	0.3	0.76	6
Rock Type 9	3.9	1.26	159
Total Probable Reserves	18.5	0.86	512
Total Proven and Probable Reserves	430.1	0.65	9,004
1.	The Qualified Person for the Mineral Reserve Estimate is Jeffrey Cassoff, P. Eng., of BBA USA Inc.
2.	The effective date of the estimate is October 22, 2021 and the estimate remains current as of December 31, 2023.
3.	Mineral reserves for the Project are enumerated as per added §229.1302(e)(2) (Item 1302(e)(2) of Regulation S-K).
4.

Mineral reserves are estimated using a gold price of $1,680 per ounce, which approximated the 2 - year rolling average gold price during October 2021, and consider a 3% royalty, $1.80 per ounce for smelting, refining, and transportation costs, and a gold payable of 99.9%.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended December 31, 2023, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE American under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “-1I1-”. As at February 29, 2024, there were 199,693,442 common shares issued and outstanding, and the Company had approximately 100 shareholders of record.

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

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2023, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

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

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Business Activities

General

ITH is a company engaged in the acquisition and development of mineral properties. The Company currently holds or has the right to acquire interests in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in the Livengood Gold Project, which as of December 31, 2023, has proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and a measured and indicated mineral resource, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, both as reported in the Technical Report Summary (the “TRS”) attached as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A filed with the SEC on October 17, 2023. A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, is set forth in Part I, Item 2. Properties of this Annual Report on Form 10-K.

Livengood Gold Project Developments

On March 8, 2023, the Company announced that the Board had approved a 2023 work program that advanced the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advanced community engagement.

Livengood Gold Project Technical Report Summary

The TRS details a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold reserve estimated at 9.0 million ounces at 0.65 g/tonne. The study utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risk the Project. The TRS has estimated the capital costs of the Project at $1.93 billion, the total cost per ton milled at $13.12, the all-in sustaining costs at $1,171 per ounce, and net present value (5)% at $1,800/oz of $400 million.

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

Whittle Enterprise Optimization

Prior to beginning the Pre-feasibility Study (“PFS”) for the Livengood Gold Project which is summarized in the TRS, the Company retained Whittle Engineering and BBA Inc. to collaborate on an enterprise optimization study (the “Whittle and BBA Study”) to review various technologies and project configurations and to recommend the optimum configuration for the PFS. The Whittle and BBA Study reviewed secondary crushing with SAG and ball mill, tertiary crushing with ball mill, gravity/CIL at p80 of 90 micron to 250 micron, stand-alone and auxiliary heap leach configurations, gravity only gold recovery, gravity/flotation with pressure oxidation and CIL of flotation concentrate. These configurations were evaluated at various combinations of project ramp up strategy, annual throughput, primary, secondary, and tertiary grind size, as well as mining fleet size and stockpile management strategies. Tailings technologies reviewed included conventional tailings and pressure filtered tailings.

The Whittle and BBA Study determined that the gravity/CIL plant at p80 250 micron with conventional tailings provided the highest net present value, which is the configuration detailed in the PFS.

The TRS was prepared by independent third-party consultants.

The Company cautions that the TRS is preliminary in nature and is based on technical and economic assumptions which will be further refined and evaluated in a full feasibility study. The TRS is based on an updated Project mineral resource estimate effective as of August 20, 2021.

The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2023.

2024 Outlook

On January 22, 2024, the Company announced that it had completed a non-brokered private placement (the “Private Placement”) pursuant to which it issued common shares to existing major shareholders to raise gross proceeds of approximately $2.5 million. The Private Placement consisted of 3,807,911 common shares of the Company, representing approximately 1.9% of the 195.9 million common shares issued and outstanding prior to the completion of the Private Placement, at a price of $0.664 per common share, the closing price of the Company’s common shares on the NYSE American on January 12, 2024. The Private Placement was taken up by current institutional shareholders of the Company, Paulson & Co. Inc., Sprott Asset Management USA, Inc., and Kopernik Global Investors, LLC on behalf of Heptagon plc Kopernik Global All-Cap Equity Fund. The Company intends to use the net proceeds of the Private Placement for general working capital purposes.

On March 8, 2024, the Company announced that the Board had approved a 2024 budget of $3.3 million and endorsed the associated 2024 work program to advance the Livengood Gold Project. The 2024 work program will advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, as well as advance community engagement.

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

Results of Operations

Summary of Quarterly Results

	December 31,	September 30,	June 30,	March 31,
Description	2023	2023	2023	2023
Net loss	$(716,184)	$(710,351)	$(1,467,897)	$(503,537)
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

	December 31,	September 30,	June 30,	March 31,
Description	2022	2022	2022	2022
Net loss	$(832,181)	$(295,260)	$(1,200,279)	$(713,973)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Significant fluctuations in the Company’s quarterly net losses have mainly been the result of operating cost changes.

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

The Company had cash and cash equivalents of $1,687,690 at December 31, 2023 compared to $4,847,429 at December 31, 2022. The Company incurred a net loss of $3,397,969 for the year ended December 31, 2023 compared to a net loss of $3,041,693 for the year ended December 31, 2022. The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2023 and the year ended December 31, 2022.

Share-based payment charges were $415,186 during the year ended December 31, 2023 compared to $448,474 during the year ended December 31, 2022. The $33,288 decrease in share-based payment charges during the year was mainly the result of equity compensation issued or granted to certain officers and employees of the Company at a lower issue price during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The Company granted 526,984 deferred share units (“DSUs”) at an issue price of C$0.63 per DSU, 145,614 DSUs at an issue price of C$0.57 per DSU, and 240,000 incentive stock options at an issue price of C$0.63 per option during the year ended December 31, 2023 compared to 451,085 DSUs at an issue price of C$0.92 per DSU and 240,000 incentive stock options at an issue price of C$0.92 per option during the year ended December 31, 2022. All DSUs granted in each of these years were fully vested upon issuance. All options vest one-third on the grant date, one-third on the first anniversary, and one-third on the second anniversary. At December 31, 2023, there was $46,265 of unrecognized compensation expense related to non-vested options outstanding.

Share-based payment charges were allocated as follows:

	Year Ended	Year Ended
	December 31,	December 31,
Expense category:	2023	2022
Consulting	$329,515	$322,052
Investor relations	5,711	8,428
Wages and benefits	79,960	117,994
	$415,186	$448,474

Professional fees were $267,056 for the year ended December 31, 2023 compared to $226,439 for the year ended December 31, 2022. The increase of $40,617 is primarily due to increased legal fees of $54,660 partially offset by reduced audit and tax services due to timing of $12,849 and reduced XBRL costs of $1,194.

Travel costs were $45,925 for the year ended December 31, 2023 compared to $29,935 for the year ended December 31, 2022. The increase of $15,990 is primarily due to increased travel requirements.

Excluding share-based payment charges of $5,711 and $8,428 for the years ended December 31, 2023 and 2022, respectively, investor relations decreased to $45,809 for the year ended December 31, 2023 from $57,163 for the year ended December 31, 2022. The decrease of $11,355 is primarily due to reduced participation in investor relations conferences.

Excluding share-based payment charges of $79,960 and $117,994 for the years ended December 31, 2023 and 2022, respectively, wages and benefits decreased to $741,529 for the year ended December 31, 2023 from $796,084 for the year ended December 31, 2022. The decrease of $54,555 is primarily due to payroll-related benefit accruals as at December 31, 2023.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Other items amounted to other income of $88,532 during the year ended December 31, 2023 compared to other income of $404,346 during the year ended December 31, 2022. The Company had a foreign exchange loss of $30,754 during the year ended December 31, 2023 compared to a foreign exchange gain of $348,207 during the year ended December 31, 2022 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the year ended December 31, 2023 was C$1 to $0.7410 compared to C$1 to $0.7692 for the year ended December 31, 2022.

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

As at December 31, 2023, the Company reported cash and cash equivalents of $1,687,690 compared to $4,847,429 at December 31, 2022. The decrease of approximately $3.2 million resulted mainly from planned expenditures on operating activities during the year ended December 31, 2023.

Our anticipated expenditures for year 2024 are approximately $3.3 million, including $539,528 for mineral property leases and $206,215 for mining claim government fees. Total commitments for years 2024 through 2029 for mineral property leases and mining claim government fees are $3,324,780 and $1,237,290, respectively.

Based on cash and cash equivalents on hand of $1,687,690 as of December 31, 2023 and estimated $2.2 million of net proceeds from the Private Placement, as at March 7, 2024, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

The Company had no cash flows from financing activities during the year ended December 31, 2023. On January 22, 2024, the Company announced that it had completed the Private Placement pursuant to which it issued 3,807,911 common shares to existing major shareholders to raise gross proceeds of approximately $2.5 million.

Financing activities during the year ended December 31, 2022 included the exercise of stock options. Proceeds of $290,290 were received on the issuance of 405,000 common shares.

The Company had no cash flows from investing activities during the years ended December 31, 2023 and December 31, 2022.

As at December 31, 2023, the Company had working capital of $1,757,465 compared to working capital of $4,711,616 at December 31, 2022. The Company expects that it will operate at a loss for the foreseeable future but believes its current cash and cash equivalents will be sufficient for it to complete its anticipated 2024 work plan.

The Company will require significant additional financing to continue its operations beyond the 2024 fiscal year (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project and the development of any mine that may be built at the Livengood Gold Project, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes considering a future strategic alliance to assist in further development, permitting and future construction costs, although there can be no assurance that any such strategic alliance will, in fact, be pursued or realized.

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

Critical Accounting Estimates

Mineral property assets

The Company’s mineral project is currently in the development stage, as defined under subpart 1300 of Regulation S-K. Mineral property acquisition costs are capitalized when incurred. Mineral property costs are expensed as incurred. At such time that the Company makes a decision to proceed to production, subsequent mineral property expenses will be capitalized during the development of such property.

The Company assesses interests in its mineral property assets for impairment at least annually, but will also conduct an assessment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. The assets that are tested for recoverability are the Company’s long-lived assets related to mineral property rights and claims. At December 31, 2023, the Company’s mineral property assets totaled approximately $55 million. As these assets are all similar in nature (they represent mining claims or rights to mining claims all within the same area), they are viewed as one asset group for impairment testing purposes. The Company evaluates recoverability of its mineral property assets based on the undiscounted cash flows using the life of mine cash flows beginning with production as stated in the TRS for the Livengood Gold Project, which uses a life of mine of approximately 21 years. The estimates used in the life of mine cash flows are subject to uncertainty, including as a result of the assumed gold price.

At the reporting period end, price of gold is compared to the prior year-end gold price. The price of gold on December 31, 2023 was $2,063, or $249 and 14% higher than the price of $1,814 at December 31, 2022. The Livengood Gold Project is a long-term project that will take time to develop and eventually monetize making the use of a longer-term gold price assumption in the TRS more appropriate compared to recent spot prices for gold.

As at December 31, 2023, the Company concluded that the recoverability of the mineral property assets exceeded the carrying value.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

International Tower Hill Mines Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Tower Hill Mines Ltd. (the “Company”), as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes and schedules (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of Impairment Indicators of Mineral Property

As described in Note 4 to the financial statements, the carrying amount of the Company’s mineral property was $55,375,124 as of December 31, 2023. As more fully described in Note 2 to the financial statements, management assesses its mineral property for indicators of impairment at each reporting period.

The principal considerations for our determination that the assessment of impairment indicators of the Company’s mineral property is a critical audit matter are that there was judgment made by management when assessing whether there were indicators of impairment for the mineral property, specifically relating to the assets’ carrying amount which is impacted by the Company’s intent and ability to continue to explore and evaluate its asset. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate audit evidence relating to the judgments made by management in their assessment of indicators of impairment that could give rise to the requirement to prepare an estimate of the recoverable amount of the mineral property.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures included, among others:

●	Obtaining an understanding of the key controls associated with evaluating the mineral property for indicators of impairment.
●	Obtaining and assessing management’s impairment analysis.
●	Evaluating the intent for the mineral property through discussion and communication with management.
●	Reviewing the Company’s recent expenditure activity and expenditure budgets for future periods.
●	Assessing compliance with agreements and expenditure requirements including vouching cash payments.
●	Obtaining, on a test basis through government websites, confirmation of title to ensure mineral rights underlying the mineral property are in good standing.

We have served as the Company’s auditor since 2017.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

March 7, 2024

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2023 and 2022

(Expressed in U.S. Dollars)

		December 31,	December 31,
	Note	2023	2022
ASSETS

Current assets
Cash and cash equivalents	1	$1,687,690	$4,847,429
Prepaid expenses and other		304,726	152,572
Total current assets		1,992,416	5,000,001
Property and equipment		7,465	7,465
Mineral property	4	55,375,124	55,375,124

Total assets		$57,375,005	$60,382,590

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$92,855	$53,539
Accrued liabilities	5	142,096	234,846
Total liabilities		234,951	288,385

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 195,885,531 and 195,313,184 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	7	288,866,139	288,484,901
Contributed surplus	7	36,309,865	36,275,917
Accumulated other comprehensive income		1,528,828	1,500,196
Deficit		(269,564,778)	(266,166,809)

Total shareholders’ equity		57,140,054	60,094,205
Total liabilities and shareholders’ equity		$57,375,005	$60,382,590

General Information, Nature of Operations and Going Concern (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2023 and 2022

(Expressed in U.S. Dollars)

		December 31,	December 31,
	Note	2023	2022
Operating Expenses
Consulting fees	7	$562,498	$551,163
Insurance		209,314	202,893
Investor relations	7	51,520	65,591
Mineral property	4	1,200,975	1,138,134
Office		31,899	28,529
Other		16,071	16,130
Professional fees		267,056	226,439
Regulatory		144,571	137,947
Rent	10	135,183	135,200
Travel		45,925	29,935
Wages and benefits	7	821,489	914,078
Total operating expenses		(3,486,501)	(3,446,039)

Other income (expense)
Gain (loss) on foreign exchange		(30,754)	348,207
Interest income		97,126	5,739
Other income		22,160	50,400

Total other income (expense)		88,532	404,346

Net loss for the year		(3,397,969)	(3,041,693)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		28,632	(327,925)
Total other comprehensive income (loss) for the year		28,632	(327,925)

Comprehensive loss for the year		$(3,369,337)	$(3,369,618)

Basic and diluted net loss per share		$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted		195,615,822	195,221,951

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2023 and 2022

(Expressed in U.S. Dollars)

				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2021	194,908,184	$288,032,132	$35,989,922	$1,828,121	$(263,125,116)	$62,725,059
Stock based compensation-option	—	—	135,451	—	—	135,451
Stock based compensation-DSU	—	—	313,023	—	—	313,023
Exchange difference on translating foreign operations	—	—	—	(327,925)	—	(327,925)
Exercise of options	405,000	290,290	—	—	—	290,290
Reallocation from contributed surplus	—	162,479	(162,479)	—	—	—
Net loss	—	—	—	—	(3,041,693)	(3,041,693)
Balance, December 31, 2022	195,313,184	288,484,901	36,275,917	1,500,196	(266,166,809)	60,094,205
Stock based compensation-option	—	—	91,382	—	—	91,382
Stock based compensation-DSU	—	—	323,804	—	—	323,804
Exchange difference on translating foreign operations	—	—	—	28,632	—	28,632
Share issuance	572,347	381,238	(381,238)	—	—	—
Net loss	—	—	—	—	(3,397,969)	(3,397,969)
Balance, December 31, 2023	195,885,531	$288,866,139	$36,309,865	$1,528,828	$(269,564,778)	$57,140,054

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2023	2022
Operating Activities
Loss for the year	$(3,397,969)	$(3,041,693)
Add items not affecting cash:
Stock-based compensation-option	91,382	135,451
Stock-based compensation-DSU	323,804	313,023
Changes in non-cash working capital items:
Accounts receivable	(22,951)	5,794
Prepaid expenses	(126,741)	(22,076)
Accounts payable and accrued liabilities	(55,470)	(287,457)
Cash used in operating activities	(3,187,945)	(2,896,958)

Financing Activities
Issuance of common shares	—	290,290
Cash provided by financing activities	—	290,290

Effect of foreign exchange on cash and cash equivalents	28,206	(326,574)
Decrease in cash and cash equivalents	(3,159,739)	(2,933,242)
Cash and cash equivalents, beginning of year	4,847,429	7,780,671
Cash and cash equivalents, end of year	$1,687,690	$4,847,429

Non-cash transactions:

-	Reallocation from contributed surplus from issuance of stock $381,238 (December 31, 2022 - $nil)
-	Reallocation from contributed surplus from exercise of stock options $nil (December 31, 2022 - $162,479)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

1.           GENERAL INFORMATION, NATURE OF OPERATIONS, AND GOING CONCERN

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 2710-200 Granville Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2023, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. Even if the Company is able to secure some additional equity financing, the Company may be unable to raise enough capital to continue its operations in connection with advancing all activities at the Livengood Gold Project through 2024 and beyond. As a result, there is substantial doubt about its ability to continue as a going concern. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure sufficient additional financing, the Company may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2024 fiscal year. As at March 7, 2024, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

The COVID-19 pandemic has resulted in supply chain disruptions, record high inflation and rising interest rates which all have impeded adversely the global economy and tightened the financial markets. It is indeterminable when inflation will be back to a normal level and the economy will recover. These have created uncertainties to whether financing would be available to the Company if the need for funding was to arise.

These financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary were the going concern adjustment appropriate. Such adjustments could be material.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 7, 2024, the Board approved the consolidated financial statements dated December 31, 2023.

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

Cash and cash equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less at the date of purchase, and which are subject to an insignificant risk of change in value. Cash equivalents are held for the purpose of meeting short-term cash commitments rather than for investment or other purposes.

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

Computer software – 3 years straight line;

Furniture and equipment -20% declining balance; and

Leasehold improvements - straight-line over the lease term.

Additions during the year are depreciated at one-half the annual rates. Depreciation methods, useful lives and residual values are reviewed at each financial year-end and adjusted if appropriate.

Mineral property assets

Mineral property costs are expensed as incurred. At such time that the Company determines that a mineral property can be economically developed, subsequent mineral property expenses will be capitalized during the development of such property.

The Company assesses interests in its mineral property assets for impairment at least annually, but will also conduct an assessment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. The assets that are tested for recoverability are the Company’s long-lived assets related to mineral property rights and claims. At December 31, 2023, the Company’s mineral property assets totaled approximately $55 million. As these assets are all similar in nature (they represent mining claims or rights to mining claims all within the same area), they are viewed as one asset group for impairment testing purposes. The Company evaluates recoverability of its mineral property assets based on the undiscounted cash flows using the life of mine cash flows beginning with production as stated in the Technical Report Summary (the “TRS”) attached as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A filed with the SEC on October 17, 2023 for the Livengood Gold Project, which uses a life of mine of approximately 21 years. The estimates used in the life of mine cash flows are subject to uncertainty, including as a result of the assumed gold price.

As at December 31, 2023, the Company concluded that the recoverability of the mineral property assets exceeded the carrying value.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income. The Company does not have any material provisions for environmental rehabilitation as of December 31, 2023.

Impairment of long-lived assets and long-lived assets to be disposed of

Long-lived assets are reviewed for impairment at least annually, but are also reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. The estimates used to determine future net cash flows are subject to uncertainty, including as a result of the assumed gold price. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2023, this calculation proved to be anti-dilutive, and therefore the Company’s 1,787,049 stock options and 2,702,612 deferred share units (“DSUs”) outstanding at year-end have been excluded from the calculation.

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

In accordance with ASC 830, “Foreign Currency Matters”, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and comprehensive loss and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from CAD into U.S. dollars are recorded in shareholders’ equity as part of accumulated other comprehensive income.

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

These updates were adopted on January 1, 2023, and had no impact on the Company’s financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.           MINERAL PROPERTY

The Company had the following activity related to the mineral property:

Capitalized acquisition costs	Amount
Balance, December 31, 2021	$55,375,124
Additions	—
Balance, December 31, 2022	$55,375,124
Additions	—
Balance, December 31, 2023	$55,375,124

The following table presents costs incurred for mineral property activities for the years ended December 31, 2023 and 2022:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Mineral property costs:
Aircraft services	$13,200	$9,000
Environmental	194,984	191,876
Equipment and facilities rental	51,669	67,507
Field costs	103,540	89,493
Geological/geophysical	—	49,202
Land maintenance & tenure	744,413	647,412
Legal	63,894	85,593
Transportation and travel	29,275	(1,949)
Total expenditures for the year	$1,200,975	$1,138,134

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

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either (1) commercial production or (2) payment of an annual advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. Both requirements of (2) above have been satisfied through June 30, 2024. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2023, the Company has paid $4,813,947 from the inception of this lease.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. As of December 31, 2023, the Company has paid $980,000 from the inception of this lease.
c)	a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance of $500,000 is payable by way of the 3% NSR production royalty. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. As of December 31, 2023, the Company has paid $295,000 from the inception of this lease.
d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. As of December 31, 2023, the Company has paid $218,000 from the inception of this lease.

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

5.           ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2023 and 2022.

	December 31,	December 31,
	2023	2022
Accrued liabilities	$93,719	$104,198
Accrued salaries and benefits	48,377	130,648
Total accrued liabilities	$142,096	$234,846

Accrued liabilities at December 31, 2023 include accruals for general corporate costs and project costs of $65,791 and $27,928, respectively. Accrued liabilities at December 31, 2022 include accruals for general corporate costs and project costs of $46,974 and $57,224, respectively.

6.           INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Earnings (loss) for the year	$(3,397,969)	$(3,041,693)
Statutory Canadian corporate tax rate	27.00%	27.00%

Expected income tax (recovery)	$(917,000)	$(821,000)
Change in statutory, foreign tax, foreign exchange rates and other	(171,000)	1,038,000
Permanent difference	112,000	120,000
Adjustment to prior years provision versus statutory tax returns	236,000	279,000
Change in unrecognized deductible temporary differences	740,000	(616,000)
Total income tax expense (recovery)	$—	$—

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets (liabilities):
Mineral property assets	$16,442,000	$16,711,000
Property and equipment	8,000	7,000
Share issue costs	26,000	51,000
Non-capital losses available for future period	54,988,000	53,955,000
	71,464,000	70,724,000
Valuation allowance	(71,464,000)	(70,724,000)
Net deferred tax assets	$—	$—

At December 31, 2023, the Company has available non-capital losses for Canadian income tax purposes of approximately C$ 28,659,000 and net operating losses for US income tax purposes of approximately $35,706,000 that do not have an expiration date and $137,152,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada (C$)		United States ($)
2043	C$	1,063,000	$—
2042		599,000	—
2041		1,204,000	—
2040		1,211,000	—
2039		1,164,000	—
2038		417,000	—
2037		1,757,000	8,800,000
2036		1,611,000	8,798,000
2035		395,000	10,703,000
2034		1,792,000	12,587,000
2033		1,687,000	14,208,000
2032		2,854,000	16,797,000
2031		5,051,000	40,825,000
2030		3,052,000	18,765,000
2029		2,378,000	2,973,000
2028		1,301,000	1,412,000
2027		1,031,000	1,284,000
2026		92,000	—
	C$	28,659,000	$137,152,000

The Company also has available mineral resource expenses that are related to the Company’s activities in the United States of approximately $114,162,000, which may be deductible for U.S. tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

7.            SHARE CAPITAL

Authorized

The Company’s share capital consists of an unlimited number of authorized common shares without par value. At December 31, 2023 and 2022, there were 195,885,531 and 195,313,184 shares issued and outstanding, respectively.

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

During the year ended December 31, 2023, the Company granted a total of 240,000 incentive stock options to certain officers and employees of the Company to purchase common shares in the capital stock of the Company at an issue price of C$0.63 per share. Of the total 240,000 stock options granted, 150,000 were granted to Mr. Karl Hanneman, Chief Executive Officer. All of the options vest one-third on the grant date, one-third on May 23, 2024, one-third on May 23, 2025 and expire on May 23, 2029.

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

A summary of the status of the stock option plan as of December 31, 2023 and 2022 and changes during the fiscal years is presented below:

	Year Ended			Year Ended
	December 31, 2023			December 31, 2022
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
	Options	Price (C$)	Value (C$)	Options	Price (C$)	Value (C$)

Balance, beginning of the year	2,287,049	$0.95	—	2,947,049	$0.97	—
Granted	240,000	$0.63	—	240,000	$0.92	—
Exercised	—	—	—	(405,000)	$0.90	—
Expired	(740,000)	$0.91	—	(495,000)	$1.08	—
Balance, end of the year	1,787,049	$0.92	$93,571	2,287,049	$0.95	$10,400

The weighted average remaining life of options outstanding at December 31, 2023 was 2.5 years.

Stock options outstanding are as follows:

	December 31, 2023			December 31, 2022
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
March 16, 2023	—	—	—	$1.00	580,000	580,000
March 16, 2023	—	—	—	$0.50	130,000	130,000
June 9, 2023	—	—	—	$1.00	30,000	30,000
March 21, 2024	$0.61	374,817	374,817	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	160,000
May 24, 2028	$0.92	240,000	160,000	$0.92	240,000	80,000
May 23, 2029	$0.63	240,000	80,000	—	—	—
	—	1,787,049	1,547,049	—	2,287,049	2,047,049

A summary of the non-vested options as of December 31, 2023 and 2022 and changes during the fiscal years ended December 31, 2023 and 2022 is as follows:

		Weighted average
		grant-date fair
Non-vested options:	Number of options	value (C$)
Outstanding at December 31, 2021	245,000	$0.91
Granted	240,000	$0.60
Vested	(245,000)	$0.78
Outstanding at December 31, 2022	240,000	$0.73
Granted	240,000	$0.42
Vested	(240,000)	$0.67
Outstanding at December 31, 2023	240,000	$0.48

At December 31, 2023, there was C$46,265 of unrecognized compensation expense related to non-vested options outstanding.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). The DSU Plan was approved by the Company’s shareholders on May 24, 2017 and re-approved by the Company’s shareholders on May 27, 2020 and May 25, 2021. As at December 31, 2023, the maximum aggregate number of common shares that could be issued under the DSU Plan and the Stock Option Plan was 19,588,553, representing 10% of the number of issued and outstanding common shares on that date (on a non-diluted basis). As at December 31, 2023, the Company had stock options to potentially acquire 1,787,049 common shares outstanding under the Stock Option Plan (representing approximately 0.91% of the outstanding common shares), leaving up to 17,801,504 common shares available for future grants under the DSU Plan and under the Stock Option Plan (combined) based on the number of outstanding common shares as at that date on a non-diluted basis (representing an aggregate of approximately 9.09% of the outstanding common shares).

During the year ended December 31, 2023, in accordance with the DSU Plan, the Company granted each of the members of the Board as of May 23, 2023 (other than those directors nominated for election by Paulson & Co. Inc.) 131,746 DSUs for a total of 526,984 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$0.63 per DSU, representing C$83,000 per director or C$332,000 in the aggregate. On July 12, 2023, in accordance with the DSU Plan, the Company granted a new member of the Board 145,614 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five days immediately preceding the grant) of C$0.57 per DSU, representing C$83,000.

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

DSUs outstanding are as follows:

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
		Weighted average		Weighted average
	Number of	grant-date fair	Number of	grant-date fair
	DSUs	value (C$)	DSUs	value (C$)
Balance, beginning of the year	2,602,361	$0.89	2,151,276	$0.88
Issued	672,598	$0.62	451,085	$0.92
Delivered	(572,347)	$0.87	—	—
Balance, end of the year	2,702,612	$0.83	2,602,361	$0.89

Share-based payments

During the year ended December 31, 2023, the Company granted 240,000 stock options and 672,598 DSUs. Share-based payment compensation for the year ended December 31, 2023 total $415,186 ($91,382 related to stock options and $323,804 related to DSUs). Of the total expense for the year ended December 31, 2022, $329,515 was included in consulting fees, $79,960 was included in wages and benefits, and $5,711 was included in investor relations in the statement of operations and comprehensive loss.

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

The following weighted average assumptions were used for the Black-Scholes option pricing model of the stock options:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Expected life of options	6 years	6 years
Risk-free interest rate	3.29%	2.64%
Expected volatility	74.39%	76.75%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$0.63	$0.92

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

8.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2023
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	1,512,431	479,985	1,992,416
Total assets	$1,519,896	$55,855,109	$57,375,005

December 31, 2022
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	4,582,892	417,109	5,000,001
Total assets	$4,590,357	$55,792,233	$60,382,590

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

Net loss for the year - Canada	$(1,108,518)	$(788,971)
Net loss for the year - United States	(2,289,451)	(2,252,722)
Net loss for the year	$(3,397,969)	$(3,041,693)

9.           COMMITMENTS

The following table discloses, as of December 31, 2023, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
						2029 and
	2024	2025	2026	2027	2028	beyond	Total
Mineral Property Leases(1)	$539,528	$545,272	$551,088	$556,977	$562,939	$568,976	$3,324,780
Mining Claim Government Fees	206,215	206,215	206,215	206,215	206,215	206,215	1,237,290
Total	$745,743	$751,487	$757,303	$763,192	$769,154	$775,191	$4,562,070
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

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

11.         SUBSEQUENT EVENT

Subsequent to December 31, 2023, the Company completed a $2.5 million non-brokered private placement pursuant to which it issued 3,807,911 common shares of the Company, at a price of $0.664 per common share to existing major shareholders of the Company.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2023, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2023. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2023 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2023 (the “2024 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com. We intend to post on our website any amendments to, or waivers from our Code of Business Conduct and Ethics applicable to senior financial executives.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2024 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2024 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2024 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2024 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report

(1)   All financial statements

The report of independent registered public accounting firm (Davidson & Company LLP, Vancouver, British Columbia, Canada, PCAOB ID 731).

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

10.16

Subscription Agreement, dated January 16, 2024, between the Company and Paulson & Co. Inc. , Sprott Asset Management USA, Inc., and Heptagon plc Kopernik Global All-Cap Equity Fund, a fund managed by Kopernik Global Investors, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K on January 22, 2024 and incorporated herein by reference)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on March 10, 2021 and incorporated herein by reference)

23.1+	Consent of Davidson & Company LLC

24+	Power of Attorney (see signature page)

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Incentive Compensation Recovery Policy

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2023 and 2022, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2023 and 2022, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022, and (v) the Notes to the Consolidated Financial Statements

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

Date: March 8, 2024

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

By:	/s/ Karl L. Hanneman	By:	/s/ Stuart A. Harshaw
	Karl L. Hanneman		Stuart A. Harshaw
	Chief Executive Officer and Director		Director
(Principal Executive Officer)

Date:	March 8, 2024	Date:	March 8, 2024

By:	/s/ David Cross	By:	/s/ Marcelo Kim
	David Cross		Marcelo Kim
	Chief Financial Officer (Principal Financial and Accounting Officer)		Director

Date:	March 8, 2024	Date:	March 8, 2024

By:	/s/ Anton J. Drescher	By:	/s/ Thomas S. Weng
	Anton J. Drescher		Thomas S. Weng
	Director		Director

Date:	March 8, 2024	Date:	March 8, 2024

By:	/s/ Edel Tully
Edel Tully
Director

Date:	March 8, 2024