Form 10-Q
period 2024-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2024-05-10
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2024

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0668474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1570 - 200 Burrard Street Vancouver, British Columbia, Canada (Address of Principal Executive Offices)	V6C 3L6 (Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Shares, no par value	THM	NYSE American

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

As of May 1, 2024, the registrant had 199,693,442 common shares outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of International Tower Hill Mines Ltd. (“we”, “us”, “our,” “ITH” or the “Company”) in future periods, planned exploration and development activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

●	the Company’s future cash requirements, the Company’s ability to meet its financial obligations as they come due, and the Company’s ability to raise the necessary funds to continue operations on acceptable terms, if at all;
●	the Company’s ability to carry forward and incorporate into future engineering studies of the Livengood Gold Project updated mine design, production schedule and recovery concepts identified during the optimization process;
●	the Company’s potential to carry out an engineering phase that will evaluate and optimize the Livengood Gold Project’s configuration and capital and operating expenses, including determining the optimum scale for the Livengood Gold Project;
●	the Company’s strategies and objectives, both generally and specifically in respect of the Livengood Gold Project;
●	the Company’s belief that there are no known environmental issues that are anticipated to materially impact the Company’s ability to conduct mining operations at the Livengood Gold Project;
●	the potential for the expansion of the estimated mineral resources at the Livengood Gold Project;
●	the potential for a production decision concerning, and any production at, the Livengood Gold Project;
●	the sequence of decisions regarding the timing and costs of development programs with respect to, and the issuance of the necessary permits and authorizations required for, the Livengood Gold Project;
●	the Company’s estimates of the quality and quantity of the mineral resources at the Livengood Gold Project;
●	the timing and cost of any future exploration or development programs at the Livengood Gold Project, and the timing of the receipt of results therefrom;
●	the expected levels of overhead expenses at the Livengood Gold Project; and
●	future general business and economic conditions, including changes in the price of gold and the overall sentiment of the markets for public equity.

Such forward-looking statements reflect the Company’s current views with respect to future events and are subject to certain known and unknown risks, uncertainties and assumptions. Many factors could cause actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others:

●	the demand for, and level and volatility of the price of gold;
●	conditions in the financial markets generally, the overall sentiment of the markets for public equity, interest rates, currency rates, and the rate of inflation;
●	general business and economic conditions;
●	government regulation and proposed legislation (and changes thereto or interpretations thereof);
●	defects in title to claims or the ability to obtain surface rights, either of which could affect the Company’s property rights and claims;
●	the Company’s ability to secure the necessary services and supplies on favorable terms in connection with its programs at the Livengood Gold Project and other activities;
●	the Company’s ability to attract and retain key staff, particularly in connection with the permitting and development of any mine at the Livengood Gold Project;
●	the accuracy of the Company’s resource estimates (including with respect to size and grade) and the geological, operational and price assumptions on which these are based;
●	the timing of the Company’s ability to commence and complete planned work programs at the Livengood Gold Project;

●	the timing of the receipt of and the terms of the consents, permits and authorizations necessary to carry out exploration and development programs at the Livengood Gold Project and the Company’s ability to comply with such terms on a safe and cost-effective basis;
●	the ongoing relations of the Company with the lessors of its property interests and applicable regulatory agencies;
●	the metallurgy and recovery characteristics of samples from certain of the Company’s mineral properties and whether such characteristics are reflective of the deposit as a whole;
●	the continued development of and potential construction of any mine at the Livengood Gold Project property not requiring consents, approvals, authorizations or permits that are materially different from those identified by the Company; and
●	cyber - attacks and other security breaches of our information technology systems or those of our third - party service providers.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023, which are incorporated herein by reference, as well as other factors described elsewhere in the Company’s other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at March 31, 2024 and December 31, 2023

(Expressed in US Dollars - Unaudited)

		March 31,	December 31,
	Note	2024	2023
ASSETS

Current
Cash and cash equivalents	1	$2,588,036	$1,687,690
Short-term investments		1,000,000	—
Prepaid expenses and other		209,653	304,726
Total current assets		3,797,689	1,992,416

Property and equipment		7,465	7,465
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$59,180,278	$57,375,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$112,090	$92,855
Accrued liabilities	5	172,477	142,096

Total liabilities		284,567	234,951

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 199,693,442 and 195,885,531 shares issued and outstanding at March 31, 2024 December 31, 2023, respectively	6	291,179,336	288,866,139
Contributed surplus	6	36,323,675	36,309,865
Accumulated other comprehensive income		1,502,786	1,528,828
Deficit		(270,110,086)	(269,564,778)

Total shareholders’ equity		58,895,711	57,140,054

Total liabilities and shareholders’ equity		$59,180,278	$57,375,005

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2024 and 2023

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31,2024	March 31,2023
Operating expenses
Consulting fees	6	$57,563	$57,635
Insurance		52,876	49,574
Investor relations	6	9,816	4,071
Mineral property	4	130,104	145,895
Office		4,475	2,908
Other		4,164	4,222
Professional fees		42,259	41,305
Regulatory		67,450	61,364
Rent		33,796	33,796
Travel		2,114	1,911
Wages and benefits	6	208,292	115,649
Total operating expenses		(612,909)	(518,330)

Other income (expenses)
Gain (loss) on foreign exchange		38,404	(6,773)
Interest income		29,197	21,566
Total other income		67,601	14,793

Net loss for the period		(545,308)	(503,537)

Other comprehensive income
Exchange difference on translating foreign operations		(26,042)	615
Total other comprehensive income for the period		(26,042)	615
Comprehensive loss for the period		$(571,350)	$(502,922)

Basic and diluted loss per share		$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted		198,982,074	195,313,184

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024 and 2023

(Expressed in US Dollars - Unaudited)

	Three-Month Period Ended March 31, 2023
				Accumulated
				Other
	Number of		Contributed	Comprehensive
	Shares	Share Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2022	195,313,184	$288,484,901	$36,275,917	$1,500,196	$(266,166,809)	$60,094,205
Stock-based compensation-options	—	—	20,268	—	—	20,268
Exchange difference on translating foreign operations	—	—	—	615	—	615
Net loss	—	—	—	—	(503,537)	(503,537)
Balance, March 31, 2023	195,313,184	$288,484,901	$36,296,185	$1,500,811	$(266,670,346)	$59,611,551

	Three-Month Period Ended March 31, 2024
				Accumulated
				Other
	Number of		Contributed	Comprehensive
	Shares	Share Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2023	195,885,531	$288,866,139	$36,309,865	$1,528,828	$(269,564,778)	$57,140,054
Share issuance	3,807,911	2,528,453	—	—	—	2,528,453
Share issuance costs	—	(215,256)	—	—	—	(215,256)
Stock-based compensation-options	—	—	13,810	—	—	13,810
Exchange difference on translating foreign operations	—	—	—	(26,042)	—	(26,042)
Net loss	—	—	—	—	(545,308)	(545,308)
Balance, March 31, 2024	199,693,442	$291,179,336	$36,323,675	$1,502,786	$(270,110,086)	$58,895,711

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2024 and 2023

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating Activities
Loss for the period	$(545,308)	$(503,537)
Add items not affecting cash:
Stock-based compensation-options	13,810	20,268
Changes in non-cash items:
Accounts receivable	(34,598)	(20,971)
Prepaid expenses and other	124,763	2,933
Accounts payable and accrued liabilities	(12,985)	(115,419)
Cash and cash equivalents used in operating activities	(454,318)	(616,726)

Financing Activities
Issuance of shares	2,528,453	—
Share issuance costs	(150,256)	—
Cash and cash equivalents provided by financing activities	2,378,197	—

Investing Activities
Short-term investments	(1,000,000)	—
Cash and cash equivalents used by investing activities	(1,000,000)	—

Effect of foreign exchange on cash	(23,533)	598
Change in cash and cash equivalents	900,346	(616,128)
Cash and cash equivalents, beginning of the period	1,687,690	4,847,429

Cash and cash equivalents, end of the period	$2,588,036	$4,231,301

Supplementary Disclosures:

Non-cash financing and investing transactions
Share issuance costs in accrued liabilities	$65,000	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2024 and 2023

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 1570 – 200 Burrard Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At March 31, 2024, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at March 31, 2024, the Company had cash and cash equivalents of $2,588,036 compared to $1,687,690 at December 31, 2023. The Company has no revenue generating operations from which it can internally generate funds.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. As at May 9, 2024, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2024 and the results of its operations for the three months then ended. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2024 and 2023

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

On May 9,2024, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

All currency amounts are stated in U.S. dollars unless noted otherwise. References to C$ refer to Canadian currency.

Basis of consolidation

These condensed consolidated interim financial statements include the accounts of ITH and its wholly-owned subsidiaries TH Alaska, TH US, and LPI. All intercompany transactions and balances have been eliminated.

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company did not incur any acquisition costs in respect of the Livengood Gold Project during the three months ended March 31, 2024:

Capitalized acquisition costs	Amount
Balance, December 31, 2023	$55,375,124
Acquisition costs	—
Balance, March 31, 2024	$55,375,124

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2024 and 2023

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for mineral property activities for the three months ended March 31, 2024 and 2023:

	March 31,2024	March 31,2023
Mineral property costs:
Environmental	$35,274	$34,273
Equipment rental	9,278	15,164
Field costs	42,214	50,280
Land maintenance and tenure	30,200	30,200
Legal	12,181	11,568
Transportation and travel	957	4,410
Total expenditures for the period	$130,104	$145,895

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either (1) commercial production or (2) payment of an annual advance minimum royalty equal to 125% of the amount paid in year 19 and diligent pursuit of development. Both requirements of (2) above have been satisfied through June 30, 2024. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the three months ended March 31, 2024 and from the inception of this lease, the Company has paid $Nil and $4,813,947, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the three months ended March 31, 2024 and from the inception of this lease, the Company has paid $Nil and $980,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2024 and 2023

(Expressed in US dollars – Unaudited)

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The Company paid $15,000 of royalties during the three months ended March 31, 2024, for a total of $310,000 from the inception of this lease.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor an additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the three months ended March 31, 2024, for a total of $233,000 from the inception of this lease.

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

5.    ACCRUED LIABILITIES

The following table presents the Company’s accrued liabilities balances at March 31, 2024 and December 31, 2023.

	March 31,2024	December 31, 2023
Accrued liabilities	$143,563	$93,719
Accrued salaries and benefits	28,914	48,377
Total accrued liabilities	$172,477	$142,096

Accrued liabilities at March 31, 2024 include accruals for general corporate costs and project costs of $97,235 and $46,328, respectively. Accrued liabilities at December 31, 2023 include accruals for general corporate costs and project costs of $65,791 and $27,928, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares without par value. At December 31, 2023 and March 31, 2024, there were 195,885,531 and 199,693,442 shares issued and outstanding, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2024 and 2023

(Expressed in US dollars – Unaudited)

Share issuances

During the three months ended March 31, 2024, the Company issued 3,807,911 common shares pursuant to a $2.5 million non-brokered private placement at a price of $0.664 per common share to existing major shareholders of the Company.

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

A summary of the options outstanding under the Stock Option Plan as of March 31, 2024 and December 31, 2023 is presented below:

	Three Months Ended			Year Ended
	March 31, 2024			December 31, 2023
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	1,787,049	$0.92		2,287,049	$0.95
Granted	—	—		240,000	0.63
Exercised	—	—		—	—
Expired	(374,817)	0.61		(740,000)	0.91
Balance, end of the period	1,412,232	$1.00	$74,162	1,787,049	$0.92	$93,571

The weighted average remaining life of options outstanding at March 31, 2024 was 2.8 years.

Further details regarding stock options outstanding as at March 31, 2024 and December 31, 2023 are presented below:

	March 31, 2024			December 31, 2023
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
March 21, 2024	—	—	—	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	240,000
May 24, 2028	$0.92	240,000	160,000	$0.92	240,000	160,000
May 23, 2029	$0.63	240,000	80,000	$0.63	240,000	80,000
		1,412,232	1,172,232		1,787,049	1,547,049

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2024 and 2023

(Expressed in US dollars – Unaudited)

A summary of the non-vested options as of March 31, 2024 and changes during the three months ended March 31, 2024 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2023	240,000	$0.73
Outstanding at March 31, 2024	240,000	$0.73

At March 31, 2024, there was unrecognized compensation expense of C$27,639 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.8 years.

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

There were no DSU grants during the three months ended March 31, 2024.

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

Each DSU entitles the holder to receive one common share in the capital of the Company without the payment of any consideration. The DSUs vest immediately upon grant, but the common shares underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Board.

DSUs outstanding as at March 31, 2024 and December 31, 2023 are as follows:

	Three Months Ended		Year Ended
	March 31, 2024		December 31, 2023
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	2,702,612	$0.83	2,602,361	$0.89
Issued	—	—	672,598	$0.62
Delivered	—	—	(572,347)	$0.87
Balance, end of the period	2,702,612	$0.83	2,702,612	$0.83

Share-based payments

During the three months ended March 31, 2024, there were no stock options granted under the Stock Option Plan and no DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended March 31, 2024 totaled $13,810 related to stock options. Of the total expense for the period ended March 31, 2024, $863 was

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2024 and 2023

(Expressed in US dollars – Unaudited)

included in consulting fees, $863 was included in investor relations, and $12,084 was included in wages and benefits in the statement of operations and comprehensive loss.

During the three months ended March 31, 2023, there were no stock options granted under the Stock Option Plan and no DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended March 31, 2023 totaled$20,268 related to stock options. Of the total expense for the period ended March 31, 2023, $1,267 was included in consulting fees, $1,267 was included in investor relations, and $17,734 was included in wages and benefits in the statement of operations and comprehensive loss.

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2024
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	3,406,706	390,983	3,797,689
Total assets	$3,414,171	$55,766,107	$59,180,278
December 31, 2023
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	1,512,431	479,985	1,992,416
Total assets	$1,519,896	$55,855,109	$57,375,005

Three Months Ended	March 31, 2024	March 31, 2023
Net loss for the period – Canada	$(133,090)	$(186,558)
Net loss for the period – United States	(412,218)	(316,979)
Net loss for the period	$(545,308)	$(503,537)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three Months Ended March 31, 2024 and 2023

(Expressed in US dollars – Unaudited)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of March 31, 2024, including future anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2024	2025	2026	2027	2028	2029 and beyond	Total
Mineral Property Leases(1)	$509,528	$545,272	$551,088	$556,977	$562,939	$568,976	$3,294,780
Mining Claim Government Fees	206,215	206,215	206,215	206,215	206,215	206,215	1,237,290
Total	$715,743	$751,487	$757,303	$763,192	$769,154	$775,191	$4,532,070
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 as well as the “Forward Looking Statements” legend contained elsewhere in this report. All currency amounts are stated in U.S. dollars unless noted otherwise. References to C$ refer to Canadian currency.

Current Business Activities

General

International Tower Hill Mines Ltd. (“ITH” or the “Company”) consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. The Company currently holds or has the right to acquire interests in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in the Livengood Gold Project, which as of December 31, 2023, has proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and a measured and indicated mineral resource, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, both as reported in the Technical Report Summary attached as Exhibit 96.1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on October 17, 2023. A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, is set forth in Part I, Item 2. Properties of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 8, 2024.

Recent Developments

Livengood Gold Project Pre-Feasibility Study

On January 22, 2024, the Company announced that it had completed a non-brokered private placement (the “Private Placement”) pursuant to which it issued common shares to existing major shareholders to raise gross proceeds of approximately US$2.5 million. The Private Placement consisted of 3,807,911 common shares of the Company at a price of US$0.664 per common share.

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

Results of Operations

Summary of Quarterly Results

Description	March 31, 2024	December 31,2023	September 30,2023	June 30,2023
Net income (loss)	$(545,308)	$(716,184)	$(710,351)	$(1,467,897)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

	March 31, 2023	December 31,2022	September 30,2022	June 30,2022
Net income (loss)	$(503,537)	$(832,181)	$(295,260)	$(1,200,279)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

The Company had a net loss of $545,308 for the three months ended March 31, 2024, compared to a net loss of $503,537 for the three months ended March 31, 2023.

Excluding share-based costs of $12,084 and $17,734 for the three months ended March 31, 2024 and March 31, 2023, respectively, wages and benefits were $196,208 for the three months ended March 31, 2024 compared to $97,915 for the three months ended March 31, 2023. The increase of $98,293 was primarily due to prior year-end payroll accruals reversing $82,867 and to the timing of payroll benefits $15,426.

Excluding share-based costs of $863 and $1,267 for the three months ended March 31, 2024 and March 31, 2023, respectively, investor relations costs were $8,953 for the three months ended March 31, 2024 compared to $2,804 for the three months ended March 31, 2023. The increase of $6,149 was primarily due to increased investor relations services.

Office and miscellaneous costs were $4,475 for the three months ended March 31, 2024, compared to $2,908 for the three months ended March 31, 2023. The increase of $1,567 was primarily due to timing of conferences and increased costs relating to office supplies.

Mineral property expenditures were $130,104 for the three months ended March 31, 2024, compared to $145,895 for the three months ended March 31, 2023. The decrease of $15,791 was primarily due to timing variances for environmental activities for a decrease of $16,404, partially offset by an increase of $613 for legal services.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the three-month periods ended March 31, 2024 and 2023 were allocated as follows:

Expense category:	March 31, 2024	March 31, 2023
Consulting	$863	$1,267
Investor relations	863	1,267
Wages and benefits	12,084	17,734
Total	$13,810	$20,268

Share-based payment charges were $13,810 during the three months ended March 31, 2024 compared to $20,268 during the three months ended March 31, 2023. The decrease of $6,458 was mainly the result of the stock options for common shares of the Company issued to its employees and consultants on May 25, 2021 being fully vested during the three months ended March 31, 2024.

Other items amounted to total other income of $67,601 during the three-month period ended March 31, 2024, compared to total other income of $14,793 during the three-month period ended March 31, 2023. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $38,404 during the three-month period ended March 31, 2024, compared to a loss of $6,773 during the three-month period ended March 31, 2023. The average exchange rate during the three-month period ended March 31, 2024 was C$1 to $0.7380, compared to C$1 to $0.7394 during the three-month period ended March 31, 2023. Interest income was $29,197 for the three-month period ended March 31, 2024, compared to $21,566 for the three-month period ended March 31, 2023. The increase of $7,631 was primarily due to short-term investment certificates being re-invested upon maturity at a higher interest rate.

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

As at March 31, 2024, the Company had cash and cash equivalents of $2,588,036 compared to $1,687,690 at December 31, 2023. The increase of approximately $0.9 million resulted mainly from net financing activities of $2.4 million partially offset by short-term investments of $1.0 million and operating activities of $0.5 million.

Financing activities during the three-month period ended March 31, 2024 included the Private Placement pursuant to which the Company issued 3,807,911 common shares to existing major shareholders to raise gross proceeds of approximately $2.5 million.

The Company had no cash flows from financing activities during the three-month period ended March 31, 2023.

Investing activities during the three-month period ended March 31, 2024 comprised solely the transfer of $1.0 million cash to one short-term bank certificate of deposit.

The Company had no cash flows from investing activities during the three-month period ended March 31, 2023.

As at March 31, 2024, the Company had working capital of $3,513,122 compared to working capital of $1,757,465 at December 31, 2023. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient to cover the anticipated 2024 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of current market conditions.

Our anticipated expenditures for the year ending December 31, 2024 are approximately $3.3 million, which are expected to be funded from cash on hand. These expenditures include $0.7 million for mineral property leases and mining claim government fees and $2.6 million for general corporate and administrative purposes. Expenditures for mineral property leases and mining claims government fees are anticipated to be approximately $0.8 million in 2025 and $0.8 million in 2026. See Note 8 to the Company's condensed consolidated interim financial statements included elsewhere in this report for further information regarding the Company's known contractual obligations.

Critical Accounting Estimates

For a discussion of the accounting judgments and estimates that the Company's management has identified as critical in the preparation of the Company’s financial statements, please see “Critical Accounting Estimates” under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the Company’s critical accounting estimates during the three months ended March 31, 2024.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company believes that it has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, under Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2024, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2024, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Subscription Agreement, dated January 16, 2024, between the Company and Paulson & Co. Inc. , Sprott Asset Management USA, Inc., and Heptagon plc Kopernik Global All-Cap Equity Fund, a fund managed by Kopernik Global Investors, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K on January 22, 2024 and incorporated herein by reference).

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: May 10, 2024

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2024