Form 10-Q
period 2024-06-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2024-08-09
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0668474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1570 - 200 Burrard Street Vancouver, British Columbia, Canada (Address of Principal Executive Offices)	V6C 3L6 (Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol (s):	Name of each exchange on which registered:
Common Shares, no par value	THM	NYSE American

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

As of August 1, 2024, the registrant had 199,693,442 common shares outstanding.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at June 30, 2024 and December 31, 2023

(Expressed in US Dollars - Unaudited)

		June 30,	December 31,
	Note	2024	2023
ASSETS

Current
Cash and cash equivalents	1	$2,269,940	$1,687,690
Prepaid expenses and other		276,369	304,726
Total current assets		2,546,309	1,992,416

Property and equipment		7,465	7,465
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$57,928,898	$57,375,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$34,795	$92,855
Accrued liabilities	5	137,989	142,096

Total liabilities		172,784	234,951

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 199,693,442 and 195,885,531 shares issued and outstanding at June 30, 2024 December 31, 2023, respectively	6	291,169,769	288,866,139
Contributed surplus	6	36,669,198	36,309,865
Accumulated other comprehensive income		1,459,148	1,528,828
Deficit		(271,542,001)	(269,564,778)

Total shareholders’ equity		57,756,114	57,140,054

Total liabilities and shareholders’ equity		$57,928,898	$57,375,005

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2024 and 2023

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Six Months Ended
	Note	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating expenses
Consulting fees	6	$355,048	$318,614	$412,611	$376,249
Insurance		51,211	52,993	104,087	102,567
Investor relations	6	32,272	30,740	42,088	34,811
Mineral property exploration	4	628,951	641,748	759,055	787,643
Office		7,214	5,979	11,689	8,887
Other		4,171	2,801	8,335	7,023
Professional fees		76,637	86,576	118,896	127,881
Regulatory		26,689	24,812	94,139	86,176
Rent		33,794	33,796	67,590	67,592
Travel		10,583	11,963	12,697	13,874
Wages and benefits	6	259,553	248,767	467,845	364,416
Total operating expenses		(1,486,123)	(1,458,789)	(2,099,032)	(1,977,119)

Other income (expenses)
Gain/(Loss) on foreign exchange		26,031	(53,843)	64,435	(60,616)
Interest income		28,177	34,255	57,374	55,821
Other income		—	10,480	—	10,480
Total other income (expenses)		54,208	(9,108)	121,809	5,685

Net loss for the period		(1,431,915)	(1,467,897)	(1,977,223)	(1,971,434)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		(43,638)	59,255	(69,680)	59,870
Total other comprehensive income (loss) for the period		(43,638)	59,255	(69,680)	59,870
Comprehensive loss for the period		$(1,475,553)	$(1,408,642)	$(2,046,903)	$(1,911,564)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		199,693,442	195,369,790	199,339,723	195,341,643

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2024 and 2023

(Expressed in US Dollars - Unaudited)

	Six-Month Period Ended June 30, 2023
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2022	195,313,184	$288,484,901	$36,275,917	$1,500,196	$(266,166,809)	$60,094,205
Stock-based compensation-options	—	—	63,514	—	—	63,514
Stock-based compensation-DSUs	—	—	257,553	—	—	257,553
Exchange difference on translating foreign operations	—	—	—	59,870	—	59,870
Share issuance	572,347	381,238	(381,238)	—	—	—
Net loss	—	—	—	—	(1,971,434)	(1,971,434)
Balance, June 30, 2023	195,885,531	$288,866,139	$36,215,746	$1,560,066	$(268,138,243)	$58,503,708

	Three-Month Period Ended June 30, 2023
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, March 31, 2023	195,313,184	$288,484,901	$36,296,185	$1,500,811	$(266,670,346)	$59,611,551
Stock-based compensation-options	—	—	43,246	—	—	43,246
Stock-based compensation-DSUs	—	—	257,553	—	—	257,553
Exchange difference on translating foreign operations	—	—	—	59,255	—	59,255
Share issuance	572,347	381,238	(381,238)	—	—	—
Net loss	—	—	—	—	(1,467,897)	(1,467,897)
Balance, June 30, 2023	195,885,531	$288,866,139	$36,215,746	$1,560,066	$(268,138,243)	$58,503,708

	Six-Month Period Ended June 30, 2024
				Accumulated
				Other
	Number of		Contributed	Comprehensive
	Shares	Share Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2023	195,885,531	$288,866,139	$36,309,865	$1,528,828	$(269,564,778)	$57,140,054
Share issuance	3,807,911	2,528,453	—	—	—	2,528,453
Share issuance costs	—	(224,823)	—	—	—	(224,823)
Stock-based compensation-options	—	—	66,091	—	—	66,091
Stock-based compensation-DSUs	—	—	293,242	—	—	293,242
Exchange difference on translating foreign operations	—	—	—	(69,680)	—	(69,680)
Net loss	—	—	—	—	(1,977,223)	(1,977,223)
Balance, June 30, 2024	199,693,442	$291,169,769	$36,669,198	$1,459,148	$(271,542,001)	$57,756,114

	Three-Month Period Ended June 30, 2024
				Accumulated
				Other
	Number of		Contributed	Comprehensive
	Shares	Share Capital	Surplus	Income	Deficit	Total
Balance, March 31, 2024	199,693,442	$291,179,336	$36,323,675	$1,502,786	$(270,110,086)	$58,895,711
Share issuance costs	—	(9,567)	—	—	—	(9,567)
Stock-based compensation-options	—	—	52,281	—	—	52,281
Stock-based compensation-DSUs	—	—	293,242	—	—	293,242
Exchange difference on translating foreign operations	—	—	—	(43,638)	—	(43,638)
Net loss	—	—	—	—	(1,431,915)	(1,431,915)
Balance, June 30, 2024	199,693,442	$291,169,769	$36,669,198	$1,459,148	$(271,542,001)	$57,756,114

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2024 and 2023

(Expressed in US Dollars - Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating Activities
Loss for the period	$(1,977,223)	$(1,971,434)
Add items not affecting cash:
Stock-based compensation-options	66,091	63,514
Stock-based compensation-DSUs	293,242	257,553
Changes in non-cash items:
Accounts receivable	(12,400)	(28,526)
Prepaid expenses and other	32,245	(114,470)
Accounts payable and accrued liabilities	(58,002)	(123,515)
Cash and cash equivalents used in operating activities	(1,656,047)	(1,916,878)

Financing Activities
Issuance of shares	2,528,453	—
Share issuance costs	(224,823)	—
Cash and cash equivalents provided by financing activities	2,303,630	—

Effect of foreign exchange on cash	(65,333)	59,461
Change in cash and cash equivalents	582,250	(1,857,417)
Cash and cash equivalents, beginning of the period	1,687,690	4,847,429

Cash and cash equivalents, end of the period	$2,269,940	$2,990,012

Supplementary Disclosures:

Non-cash financing and investing transactions
Reallocation from contributed surplus from issuance of stock	$—	$381,238

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 1570 – 200 Burrard Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At June 30, 2024, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at June 30, 2024, the Company had cash and cash equivalents of $2,269,940 compared to $1,687,690 at December 31, 2023. The Company has no revenue generating operations from which it can internally generate funds.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. As at August 8, 2024, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2024 and the results of its operations for the six months then ended. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2024 and 2023

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

On August 8,2024, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company did not incur any acquisition costs in respect of the Livengood Gold Project during the six months ended June 30, 2024:

Capitalized acquisition costs	Amount
Balance, December 31, 2023	$55,375,124
Acquisition costs	—
Balance, June 30, 2024	$55,375,124

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for mineral property activities for the six months ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Mineral property costs:
Aircraft	$10,790	$13,200
Environmental	108,649	99,819
Equipment rental	17,863	34,676
Field costs	66,938	60,787
Land maintenance and tenure	540,226	536,097
Legal	9,125	35,323
Transportation and travel	5,464	7,741
Total expenditures for the period	$759,055	$787,643

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either (1) commercial production or (2) payment of an annual advance minimum royalty and diligent pursuit of development. Both requirements of (2) above have been satisfied through June 30, 2025. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the six months ended June 30, 2024 and from the inception of this lease, the Company has paid $459,528 and $5,273,475, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the six months ended June 30, 2024 and from the inception of this lease, the Company has paid $50,000 and $1,030,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The Company paid $15,000 of royalties during the six months ended June 30, 2024, for a total of $310,000 from the inception of this lease.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor an additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the six months ended June 30, 2024, for a total of $233,000 from the inception of this lease.

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

5.    ACCRUED LIABILITIES

The following table presents the Company’s accrued liabilities balances at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Accrued liabilities	$115,859	$93,719
Accrued salaries and benefits	22,130	48,377
Total accrued liabilities	$137,989	$142,096

Accrued liabilities at June 30, 2024 include accruals for general corporate costs and project costs of $44,938 and $70,921 respectively. Accrued liabilities at December 31, 2023 include accruals for general corporate costs and project costs of $65,791 and $27,928, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares without par value. At December 31, 2023 and June 30, 2024, there were 195,885,531 and 199,693,442 shares issued and outstanding, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

Share issuances

During the six months ended June 30, 2024, the Company issued 3,807,911 common shares pursuant to a $2.5 million non-brokered private placement at a price of $0.664 per common share to existing major shareholders of the Company.

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012, and reapproved by the Company’s shareholders on May 28, 2015, May 30, 2018, May 25, 2021, and May 29, 2024 (the “Stock Option Plan”). The essential elements of the Stock Option Plan provide that the aggregate number of common shares of the Company that may be issued pursuant to options granted under the Stock Option Plan and any other share-based compensation arrangements may not exceed 10% of the number of issued shares of the Company at the time of the granting of options. Options granted under the Stock Option Plan will have a maximum term of ten years. The exercise price of options granted under the Stock Option Plan shall be fixed in compliance with the applicable provisions of the Toronto Stock Exchange (“TSX”) Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Stock Option Plan vest immediately, unless otherwise determined by the Board at the date of grant.

A summary of the options outstanding under the Stock Option Plan as of June 30, 2024 and December 31, 2023 is presented below:

	Six Months Ended			Year Ended
	June 30, 2024			December 31, 2023
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	1,787,049	$0.92		2,287,049	$0.95
Granted	240,000	0.94		240,000	0.63
Expired	(374,817)	0.61		(740,000)	0.91
Balance, end of the period	1,652,232	$0.99	$12,000	1,787,049	$0.92	$93,571

The weighted average remaining life of options outstanding at June 30, 2024 was 3.1 years.

Further details regarding stock options outstanding as at June 30, 2024 and December 31, 2023 are presented below:

	June 30, 2024			December 31, 2023
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
March 21, 2024	—	—	—	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	240,000
May 24, 2028	$0.92	240,000	240,000	$0.92	240,000	160,000
May 23, 2029	$0.63	240,000	160,000	$0.63	240,000	80,000
May 29, 2030	$0.94	240,000	80,000
		1,652,232	1,412,232		1,787,049	1,547,049

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

A summary of the non-vested options as of June 30, 2024 and changes during the six months ended June 30, 2024 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2023	240,000	$0.48
Granted	240,000	0.65
Vested	(240,000)	0.56
Outstanding at June 30, 2024	240,000	$0.57

At June 30, 2024, there was unrecognized compensation expense of C$112,018 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.4 years.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). The DSU Plan was approved by the Company’s shareholders on May 24, 2017 and reapproved by the Company’s shareholders on May 27, 2020, May 25, 2021, and May 29, 2024. The maximum aggregate number of common shares that may be issued under the DSU Plan and the Stock Option Plan is 10% of the number of issued and outstanding common shares (on a non-diluted basis).

During the six months ended June 30, 2024, in accordance with the DSU Plan, the Company granted each of the members of the Board (other than those directors nominated for election by Paulson & Co. Inc.) 88,298 DSUs for a total of 441,490 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$0.94 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

Each DSU entitles the holder to receive one common share in the capital of the Company without the payment of any consideration. The DSUs vest immediately upon grant, but the common shares underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Board.

DSUs outstanding as at June 30, 2024 and December 31, 2023 are as follows:

	Six Months Ended		Year Ended
	June 30, 2024		December 31, 2023
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	2,702,612	$0.83	2,602,361	$0.89
Issued	441,490	0.94	672,598	$0.62
Delivered	—	—	(572,347)	$0.87
Balance, end of the period	3,144,102	$0.84	2,702,612	$0.83

Share-based payments

During the six months ended June 30, 2024, there were 240,000 stock options granted under the Stock Option Plan and 441,490 DSUs granted under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2024 totaled $359,333 ($66,091 related to stock options and $293,242 related to DSUs). Of the total expense for the period ended June 30, 2024, $297,373 was included in consulting fees ($4,131 related to stock options and $293,242 related to DSUs), $4,131 was included in investor relations, and $57,829 was included in wages and benefits in the statement of operations and comprehensive loss.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

During the six months ended June 30, 2023, there were 240,000 stock options granted under the Stock Option Plan and 526,984 DSUs granted under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2023 totaled$321,067 ($63,514 related to stock options and $257,553 related to DSUs). Of the total expense for the period ended June 30, 2023, $261,523 was included in consulting fees ($3,970 related to stock options and $257,553 related to DSUs), $3,970 was included in investor relations, and $55,574 was included in wages and benefits in the statement of operations and comprehensive loss.

	YTD June 30, 2024		YTD June 30, 2023
Expected life of options	6	years	6	years
Risk-free interest rate	2.64%		3.29%
Annualized volatility	76.75%		74.39%
Dividend rate	0.00%		0.00%
Exercise price (C$)	$0.92		$0.63

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
June 30, 2024
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	2,242,526	303,783	2,546,309
Total assets	$2,249,991	$55,678,907	$57,928,898
December 31, 2023
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	1,512,431	479,985	1,992,416
Total assets	$1,519,896	$55,855,109	$57,375,005

Three Months Ended	June 30, 2024	June 30, 2023
Net loss for the period – Canada	$(495,345)	$(532,343)
Net loss for the period – United States	(936,570)	(935,554)
Net loss for the period	$(1,431,915)	$(1,467,897)

Six Months Ended	June 30, 2024	June 30, 2023
Net loss for the period – Canada	$(628,435)	$(718,901)
Net loss for the period – United States	(1,348,788)	(1,252,533)
Net loss for the period	$(1,977,223)	$(1,971,434)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of June 30, 2024, including future anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2024	2025	2026	2027	2028	2029 and beyond	Total
Mineral Property Leases(1)	$—	$545,272	$551,088	$556,977	$562,939	$568,976	$2,785,252
Mining Claim Government Fees	206,215	206,215	206,215	206,215	206,215	206,215	1,237,290
Total	$206,215	$751,487	$757,303	$763,192	$769,154	$775,191	$4,022,542
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

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

Current Business Activities

General

International Tower Hill Mines Ltd. (“ITH” or the “Company”) consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. The Company currently holds or has the right to acquire interests in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in the Livengood Gold Project, which as of December 31, 2023, has proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and a measured and indicated mineral resource, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, both as reported in the Technical Report Summary attached as Exhibit 96.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on October 17, 2023. A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, is set forth in Part I, Item 2. Properties of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 8, 2024.

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

Results of Operations

Summary of Quarterly Results

Description	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Net income (loss)	$(1,431,915)	$(545,308)	$(716,184)	$(710,351)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Net income (loss)	$(1,467,897)	$(503,537)	$(832,181)	$(295,260)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Three Months Ended June 30, 2024 compared to Three Months Ended June 20, 2023

The Company had a net loss of $1,431,915 for the three months ended June 30, 2024, compared to a net loss of $1,467,897 for the three months ended June 30, 2023.

Excluding share-based costs of $296,510 and $260,256 for the three months ended June 30, 2024 and June 30, 2023, respectively, consulting fees were $58,538 for the three months ended June 30, 2024 compared to $58,358 for the three months ended June 30, 2023.

Professional fees were $76,637 for the three months ended June 30, 2024 compared to $86,576 for the three months ended June 30, 2023. The decrease of $9,939 was primarily due to decreased legal services of $8,591 and timing variances for accounting and tax services for an increase of $7,968, XBRL services for a decrease of $3,479, Sarbanes-Oxley Act review services for a decrease of $3,412, and audit services for a decrease of $2,425.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

The Company had a net loss of $1,977,223 for the six months ended June 30, 2024, compared to a net loss of $1,971,434 for the six months ended June 30, 2023.

Excluding share-based costs of $57,829 and $55,574 for the six months ended June 30, 2024 and June 30, 2023, respectively, wages and benefits were $410,016 for the six months ended June 30, 2024 compared to $308,842 for the six months ended June 30, 2023. The increase of $101,174 was primarily due to prior year-end payroll accruals reversing of $82,867 and to the timing of payroll benefits of $18,307.

Excluding share-based costs of $297,373 and $261,523 for the six months ended June 30, 2024 and June 30, 2023, respectively, consulting fees were $115,238 for the six months ended June 30, 2024 compared to $114,726 for the six months ended June 30, 2023.

Mineral property expenditures were $759,055 for the six months ended June 30, 2024, compared to $787,643 for the six months ended June 30, 2023. The decrease of $28,588 was primarily due to decreased legal services of $26,198 and timing variances for environmental activities for a decrease of $6,519 and project-related expenses for an increase of $4,129.

Regulatory costs were $94,139 for the six months ended June 30, 2024 compared to $86,176 for the six months ended June 30, 2023. The increase of $7,963 was primarily due to increased EDGAR/SEDAR filing expenses of $3,472, increased Toronto Stock Exchange (“TSX”) listing fees of $2,882, and timing variances for other services for an increase of $1,609.

Excluding share-based costs of $4,131 and $3,970 for the six months ended June 30, 2024 and June 30, 2023, respectively, investor relations costs were $37,957 for the six months ended June 30, 2024 compared to $30,841 for the six months ended June 30, 2023. The increase of $7,116 was primarily due to increased utilization of investor relations services.

Professional fees were $118,896 for the six months ended June 30, 2024 compared to $127,881 for the six months ended June 30, 2023. The decrease of $8,985 was primarily due to decreased legal services of $19,678 and timing variances for accounting and tax services for an increase of $8,399, XBRL services for an increase of $1,595, Sarbanes-Oxley Act review services for an increase of $1,247 and audit services for a decrease of $548.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the six-month periods ended June 30, 2024 and 2023 were allocated as follows:

Expense category:	June 30, 2024	June 30, 2023
Consulting	$297,373	$261,523
Investor relations	4,131	3,970
Wages and benefits	57,829	55,574
Total	$359,333	$321,067

Share-based payment charges were $359,333 during the six months ended June 30, 2024 compared to $321,067 during the six months ended June 30, 2023. The increase of $38,266 was mainly the result of the DSUs issued on May 29, 2024 being expensed at $293,242 compared to the DSUs issued on May 23, 2023 being expensed at $257,553 for an increase of $35,689 and stock options for common shares of the Company issued to its employees and consultants vesting during the six months ended June 30, 2024 for an increase of $2,577.

Other items amounted to total other income of $121,809 during the six-month period ended June 30, 2024, compared to total other income of $5,685 during the six-month period ended June 30, 2023. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $64,435 during the six-month period ended June 30, 2024, compared to a loss of $60,616 during the six-month period ended June 30, 2023. The average exchange rate during the six-month period ended June 30, 2024 was C$1 to $0.7361, compared to C$1 to $0.7421 during the six-month period ended June 30, 2023. Interest income was $57,374 for the six-month period ended June 30, 2024, compared to $55,821 for the six-month period ended June 30, 2023. The increase of $1,553 was primarily due to short-term investment certificates being re-invested upon maturity at a higher interest rate. Other income was $Nil for the six-month period ended June 30, 2024, compared to $10,480 for the six-month period ended June 30, 2023.

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

As at June 30, 2024, the Company had cash and cash equivalents of $2,269,940 compared to $1,687,690 at December 31, 2023. The increase of approximately $0.6 million resulted mainly from net financing activities of $2.3 million and a positive foreign exchange impact of $0.1 million partially offset by operating activities of $1.8 million.

Financing activities during the six-month period ended June 30, 2024 included the Private Placement, pursuant to which the Company issued 3,807,911 common shares to existing major shareholders to raise gross proceeds of approximately $2.5 million.

The Company had no cash flows from financing activities during the six-month period ended June 30, 2023.

The Company had no cash flows from investing activities during the six-month periods ended June 30, 2024 and June 30, 2023.

As at June 30, 2024, the Company had working capital of $2,373,525 compared to working capital of $1,757,465 at December 31, 2023. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient to cover the anticipated 2024 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

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

Our anticipated expenditures for the year ending December 31, 2024 are approximately $3.3 million, which are expected to be funded from cash on hand. These expenditures include $0.7 million for mineral property leases and mining claim government fees and $2.6 million for general corporate and administrative purposes. Expenditures for mineral property leases and mining claims government fees are anticipated to be approximately $0.8 million in 2025 and $0.8 million in 2026. See Note 8 to the Company’s condensed consolidated interim financial statements included elsewhere in this report for further information regarding the Company’s known contractual obligations.

Critical Accounting Estimates

For a discussion of the accounting judgments and estimates that the Company’s management has identified as critical in the preparation of the Company’s financial statements, please see “Critical Accounting Estimates” under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the Company’s critical accounting estimates during the six months ended June 30, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2024, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six-month period ended June 30, 2024, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: August 9, 2024

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2024