Form 10-Q
period 2024-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2024-11-07
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 199,693,442 common shares outstanding.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at September 30, 2024 and December 31, 2023

(Expressed in US Dollars - Unaudited)

		September 30,	December 31,
	Note	2024	2023
ASSETS

Current
Cash and cash equivalents	1	$1,746,231	$1,687,690
Prepaid expenses and other		187,716	304,726
Total current assets		1,933,947	1,992,416

Property and equipment		7,465	7,465
Capitalized acquisition costs	4	55,375,124	55,375,124

Total assets		$57,316,536	$57,375,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$43,581	$92,855
Accrued liabilities	5	142,967	142,096

Total liabilities		186,548	234,951

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 199,693,442 and 195,885,531 shares issued and outstanding at September 30, 2024 December 31, 2023, respectively	6	291,169,769	288,866,139
Contributed surplus	6	36,686,734	36,309,865
Accumulated other comprehensive income		1,482,788	1,528,828
Deficit		(272,209,303)	(269,564,778)

Total shareholders’ equity		57,129,988	57,140,054

Total liabilities and shareholders’ equity		$57,316,536	$57,375,005

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2024 and 2023

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating expenses
Consulting fees	6	$61,509	$131,287	$474,120	$507,536
Insurance		50,984	53,533	155,071	156,100
Investor relations	6	8,580	8,737	50,668	43,548
Mineral property exploration	4	119,401	105,479	878,456	893,122
Office		4,882	13,318	16,571	22,205
Other		4,411	3,795	12,746	10,818
Professional fees		57,398	104,196	176,294	232,077
Regulatory		59,478	71,940	153,617	158,116
Rent		33,795	33,796	101,385	101,388
Travel		16,407	27,616	29,104	41,490
Wages and benefits	6	243,496	227,261	711,341	591,677
Total operating expenses		(660,341)	(780,958)	(2,759,373)	(2,758,077)

Other income (expenses)
Gain/(Loss) on foreign exchange		(22,473)	46,691	41,962	(13,925)
Interest income		15,512	23,916	72,886	79,737
Other income		—	—	—	10,480
Total other income (expenses)		(6,961)	70,607	114,848	76,292

Net loss for the period		(667,302)	(710,351)	(2,644,525)	(2,681,785)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		23,640	(50,484)	(46,040)	9,386
Total other comprehensive income (loss) for the period		23,640	(50,484)	(46,040)	9,386
Comprehensive loss for the period		$(643,662)	$(760,835)	$(2,690,565)	$(2,672,399)

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		199,693,442	195,885,531	199,457,185	195,524,931

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2024 and 2023

(Expressed in US Dollars - Unaudited)

	Nine-Month Period Ended September 30, 2023
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, December 31, 2022	195,313,184	$288,484,901	$36,275,917	$1,500,196	$(266,166,809)	$60,094,205
Stock-based compensation-options	—	—	77,556	—	—	77,556
Stock-based compensation-DSUs	—	—	323,804	—	—	323,804
Exchange difference on translating foreign operations	—	—	—	9,386	—	9,386
Share issuance	572,347	381,238	(381,238)	—	—	—
Share issuance costs	—	(50,661)	—	—	—	(50,661)
Net loss	—	—	—	—	(2,681,785)	(2,681,785)
Balance, September 30, 2023	195,885,531	$288,815,478	$36,296,039	$1,509,582	$(268,848,594)	$57,772,505

	Three-Month Period Ended September 30, 2023
				Accumulated
				other
	Number of		Contributed	comprehensive
	shares	Share capital	surplus	income	Deficit	Total
Balance, June 30, 2023	195,885,531	$288,866,139	$36,215,746	$1,560,066	$(268,138,243)	$58,503,708
Stock-based compensation-options	—	—	14,042	—	—	14,042
Stock-based compensation-DSUs	—	—	66,251	—	—	66,251
Exchange difference on translating foreign operations	—	—	—	(50,484)	—	(50,484)
Share issuance costs	—	(50,661)	—	—	—	(50,661)
Net loss	—	—	—	—	(710,351)	(710,351)
Balance, September 30, 2023	195,885,531	$288,815,478	$36,296,039	$1,509,582	$(268,848,594)	$57,772,505

	Nine-Month Period Ended September 30, 2024
				Accumulated
				Other
	Number of		Contributed	Comprehensive
	Shares	Share Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2023	195,885,531	$288,866,139	$36,309,865	$1,528,828	$(269,564,778)	$57,140,054
Share issuance	3,807,911	2,528,453	—	—	—	2,528,453
Share issuance costs	—	(224,823)	—	—	—	(224,823)
Stock-based compensation-options	—	—	83,627	—	—	83,627
Stock-based compensation-DSUs	—	—	293,242	—	—	293,242
Exchange difference on translating foreign operations	—	—	—	(46,040)	—	(46,040)
Net loss	—	—	—	—	(2,644,525)	(2,644,525)
Balance, September 30, 2024	199,693,442	$291,169,769	$36,686,734	$1,482,788	$(272,209,303)	$57,129,988

	Three-Month Period Ended September 30, 2024
				Accumulated
				Other
	Number of		Contributed	Comprehensive
	Shares	Share Capital	Surplus	Income	Deficit	Total
Balance, June 30, 2024	199,693,442	$291,169,769	$36,669,198	$1,459,148	$(271,542,001)	$57,756,114
Stock-based compensation-options	—	—	17,536	—	—	17,536
Exchange difference on translating foreign operations	—	—	—	23,640	—	23,640
Net loss	—	—	—	—	(667,302)	(667,302)
Balance, September 30, 2024	199,693,442	$291,169,769	$36,686,734	$1,482,788	$(272,209,303)	$57,129,988

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2024 and 2023

(Expressed in US Dollars - Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Operating Activities
Loss for the period	$(2,644,525)	$(2,681,785)
Add items not affecting cash:
Stock-based compensation-options	83,627	77,556
Stock-based compensation-DSUs	293,242	323,804
Changes in non-cash items:
Accounts receivable	5,749	(28,728)
Prepaid expenses and other	106,154	(18,771)
Accounts payable and accrued liabilities	(45,904)	(123,884)
Cash and cash equivalents used in operating activities	(2,201,657)	(2,451,808)

Financing Activities
Issuance of shares	2,528,453	—
Share issuance costs	(224,823)	(50,661)
Cash and cash equivalents provided by (used in) financing activities	2,303,630	(50,661)

Effect of foreign exchange on cash	(43,432)	9,357
Change in cash and cash equivalents	58,541	(2,493,112)
Cash and cash equivalents, beginning of the period	1,687,690	4,847,429

Cash and cash equivalents, end of the period	$1,746,231	$2,354,317

Supplementary Disclosures:

Non-cash financing and investing transactions
Reallocation from contributed surplus from issuance of stock	$—	$381,238

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 1570 – 200 Burrard Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At September 30, 2024, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at September 30, 2024, the Company had cash and cash equivalents of $1,746,231 compared to $1,687,690 as at December 31, 2023. The Company has no revenue generating operations from which it can internally generate funds.

The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project and the development of any mine that may be built at the Livengood Gold Project. There is no assurance that the Company will make a decision to build a mine at the Livengood Gold Project and, if so, that it will be able to obtain the additional financing required on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options in respect of the Livengood Gold Project includes considering a future strategic alliance to assist in further development, permitting and future construction costs, although there can be no assurance that any such strategic alliance will, in fact, be pursued or realized.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. As at November 6, 2024, management believes that the Company will need to secure additional financing in order to have sufficient financial resources to maintain its operations for the next twelve months. As a result, there is substantial doubt about its ability to continue as a going concern.

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2024 and the results of its operations for the nine months then ended. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2024 and 2023

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

On November 6,2024, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company did not incur any acquisition costs in respect of the Livengood Gold Project during the nine months ended September 30, 2024:

Capitalized acquisition costs	Amount
Balance, December 31, 2023	$55,375,124
Acquisition costs	—
Balance, September 30, 2024	$55,375,124

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for mineral property activities for the nine months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Mineral property costs:
Aircraft	$10,790	$13,200
Environmental	175,192	151,023
Equipment rental	27,161	42,835
Field costs	93,376	74,601
Land maintenance and tenure	554,195	547,925
Legal	11,052	48,128
Transportation and travel	6,690	15,410
Total expenditures for the period	$878,456	$893,122

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 19 years until June 30, 2023, subject to further extensions beyond June 30, 2023 by either (1) commercial production or (2) payment of an annual advance minimum royalty and diligent pursuit of development. Both requirements of (2) above have been satisfied through June 30, 2025. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the nine months ended September 30, 2024 and from the inception of this lease, the Company has paid $459,528 and $5,273,475, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter on an annual basis as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the nine months ended September 30, 2024 and from the inception of this lease, the Company has paid a total of $50,000 and $1,030,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

c)	A lease of patented lode mining claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter on an annual basis as advance minimum royalties are paid. The lease requires an advance minimum royalty of $20,000 on or before each anniversary date through January 18, 2017 and $25,000 on or before each subsequent anniversary (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of 3% is payable to the lessors. The Company may purchase all interests of the lessors in the leased property (including the production royalty) for $1,000,000 (less all minimum and production royalties paid to the date of purchase), of which $500,000 is payable in cash over four years following the closing of the purchase and the balance is payable by way of the 3% NSR production royalty. The Company has acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The Company paid $15,000 of royalties during the nine months ended September 30, 2024, for a total of $310,000 from the inception of this lease.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter on an annual basis as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor an additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the nine months ended September 30, 2024, for a total of $233,000 from the inception of this lease.

Title to mineral properties

The acquisition of title to mineral properties is a detailed and time-consuming process. The Company has taken steps to verify title to all mineral properties in which it has an interest. Although the Company has taken reasonable precautions to ensure that legal title to its properties is properly recorded in the name of the Company, there can be no assurance that such title will ultimately be secured.

5.    ACCRUED LIABILITIES

The following table presents the Company’s accrued liabilities balances at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accrued liabilities	$101,124	$93,719
Accrued salaries and benefits	41,843	48,377
Total accrued liabilities	$142,967	$142,096

Accrued liabilities at September 30, 2024 include accruals for general corporate costs and project costs of $72,571 and $28,553, respectively. Accrued liabilities at December 31, 2023 include accruals for general corporate costs and project costs of $65,791 and $27,928, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares without par value. At December 31, 2023 and September 30, 2024, there were 195,885,531 and 199,693,442 shares issued and outstanding, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

Share issuances

During the nine months ended September 30, 2024, the Company issued 3,807,911 common shares pursuant to a $2,528,453 non-brokered private placement at a price of $0.664 per common share to existing major shareholders of the Company.

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

A summary of the options outstanding under the Stock Option Plan as of September 30, 2024 and December 31, 2023 is presented below:

	Nine Months Ended			Year Ended
	September 30, 2024			December 31, 2023
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	1,787,049	$0.92		2,287,049	$0.95
Granted	240,000	0.94		240,000	0.63
Expired	(374,817)	0.61		(740,000)	0.91
Balance, end of the period	1,652,232	$0.99	$26,400	1,787,049	$0.92	$93,571

The weighted average remaining life of options outstanding at September 30, 2024 was 2.8 years.

Further details regarding stock options outstanding as at September 30, 2024 and December 31, 2023 are presented below:

	September 30, 2024			December 31, 2023
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
March 21, 2024	—	—	—	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	240,000
May 24, 2028	$0.92	240,000	240,000	$0.92	240,000	160,000
May 23, 2029	$0.63	240,000	160,000	$0.63	240,000	80,000
May 29, 2030	$0.94	240,000	80,000
		1,652,232	1,412,232		1,787,049	1,547,049

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

A summary of the non-vested options as of September 30, 2024 and changes during the nine months ended September 30, 2024 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2023	240,000	$0.48
Granted	240,000	0.65
Vested	(240,000)	0.56
Outstanding at September 30, 2024	240,000	$0.57

At September 30, 2024, there was unrecognized compensation expense of C$88,101 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.1 years.

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

During the nine months ended September 30, 2024, in accordance with the DSU Plan, the Company granted each of the members of the Board (other than those directors nominated for election by Paulson & Co. Inc.) 88,298 DSUs for a total of 441,490 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$0.94 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

Each DSU entitles the holder to receive one common share in the capital of the Company without the payment of any consideration. The DSUs vest immediately upon grant, but the common shares underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Board.

DSUs outstanding as at September 30, 2024 and December 31, 2023 are as follows:

	Nine Months Ended		Year Ended
	September 30, 2024		December 31, 2023
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	2,702,612	$0.83	2,602,361	$0.89
Issued	441,490	0.94	672,598	$0.62
Delivered	—	—	(572,347)	$0.87
Balance, end of the period	3,144,102	$0.84	2,702,612	$0.83

Share-based payments

During the nine months ended September 30, 2024, there were 240,000 stock options granted under the Stock Option Plan and 441,490 DSUs granted under the DSU Plan. Share-based payment compensation for the nine months ended September 30, 2024 totaled $376,869 ($83,627 related to stock options and $293,242 related to DSUs). Of the total expense for the period ended September 30, 2024, $298,469 was included in consulting fees ($5,227 related to stock options and $293,242 related to DSUs), $5,227 was included in investor relations, and $73,173 was included in wages and benefits in the statement of operations and comprehensive loss.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

During the nine months ended September 30, 2023, there were 240,000 stock options granted under the Stock Option Plan and 672,598 DSUs granted under the DSU Plan. Share-based payment compensation for the nine months ended September 30, 2023 totaled$401,360 ($77,556 related to stock options and $323,804 related to DSUs). Of the total expense for the period ended September 30, 2023, $328,651 was included in consulting fees ($4,847 related to stock options and $323,804 related to DSUs), $4,847 was included in investor relations, and $67,862 was included in wages and benefits in the statement of operations and comprehensive loss.

	YTD September 30, 2024		YTD September 30, 2023
Expected life of options	6	years	6	years
Risk-free interest rate	3.75%		3.29%
Annualized volatility	76.79%		74.39%
Dividend rate	0.00%		0.00%
Exercise price (C$)	$0.94		$0.63

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
September 30, 2024
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	1,763,742	170,205	1,933,947
Total assets	$1,771,207	$55,545,329	$57,316,536
December 31, 2023
Capitalized acquisition costs	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	1,512,431	479,985	1,992,416
Total assets	$1,519,896	$55,855,109	$57,375,005

Three Months Ended	September 30, 2024	September 30, 2023
Net loss for the period – Canada	$(178,812)	$(248,622)
Net loss for the period – United States	(488,490)	(461,729)
Net loss for the period	$(667,302)	$(710,351)

Nine Months Ended	September 30, 2024	September 30, 2023
Net loss for the period – Canada	$(807,247)	$(967,523)
Net loss for the period – United States	(1,837,278)	(1,714,262)
Net loss for the period	$(2,644,525)	$(2,681,785)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2024 and 2023

(Expressed in US dollars – Unaudited)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of September 30, 2024, including future anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2024	2025	2026	2027	2028	2029 and beyond	Total
Mineral Property Leases(1)	$—	$545,272	$551,088	$556,977	$562,939	$568,976	$2,785,252
Mining Claim Government Fees	214,790	214,790	214,790	214,790	214,790	214,790	1,288,740
Total	$214,790	$760,062	$765,878	$771,767	$777,729	$783,766	$4,073,992
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

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

Results of Operations

Summary of Quarterly Results

Description	September 30, 2024	June 30, 2024	March 31,2024	December 31, 2023
Net income (loss)	$(667,302)	$(1,431,915)	$(545,308)	$(716,184)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Net income (loss)	$(710,351)	$(1,467,897)	$(503,537)	$(832,181)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023

The Company had a net loss of $667,302 for the three months ended September 30, 2024, compared to a net loss of $710,351 for the three months ended September 30, 2023.

Excluding share-based costs of $1,096 and $67,128 for the three months ended September 30, 2024 and September 30, 2023, respectively, consulting fees were $60,413 for the three months ended September 30, 2024 compared to $64,159 for the three months ended September 30, 2023. The decrease of $3,746 is primarily due to decreased consulting services.

Professional fees were $57,398 for the three months ended September 30, 2024 compared to $104,196 for the three months ended September 30, 2023. The decrease of $46,798 was primarily due to decreased legal services of $39,098 and timing variances for audit services for an increase of $14,348 and tax services for a decrease of $22,048.

Regulatory expenses were $59,478 for the three months ended September 30, 2024 compared to $71,940 for the three months ended September 30, 2023. The decrease of $12,462 is primarily due to expenses related to the preparation and filing of a shelf registration during the three months ended September 30, 2023.

Travel expenses were $16,407 for the three months ended September 30, 2024 compared to $27,616 for the three months ended September 30, 2023. The decrease of $11,209 is primarily due to decreased travel.

Office expenses were $4,882 for the three months ended September 30, 2024 compared to $13,318 for the three months ended September 30, 2023. The decrease of $8,436 is primarily due to lower hardware replacements and supplies.

Mineral property expenditures were $119,401 for the three months ended September 30, 2024 compared to $105,479 for the three months ended September 30, 2023. The increase of $13,922 was primarily due to decreased land-related legal fees of $10,878, increased fees for Bureau of Land Management of $2,141, and timing variance for environmental baseline activities for an increase of $22,659.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the three-month periods ended September 30, 2024 and 2023 were allocated as follows:

Expense category:	September 30, 2024	September 30, 2023
Consulting	$1,096	$67,128
Investor relations	1,096	877
Wages and benefits	15,344	12,288
Total	$17,536	$80,293

Share-based payment charges were $17,536 during the three months ended September 30, 2024 compared to $80,293 during the three months ended September 30, 2023. The decrease of $62,757 was mainly the result of the DSUs issued on July 12, 2023 being expensed for a decrease of $66,251 and stock options for common shares of the Company issued to its employees and consultants vesting during the three months ended September 30, 2024 for an increase of $3,494.

Other items amounted to total other expense of $6,961 during the three-month period ended September 30, 2024, compared to total other income of $70,607 during the three-month period ended September 30, 2023. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $22,473 during the three-month period ended September 30, 2024, compared to a gain of $46,691 during the three-month period ended September 30, 2023. The average exchange rate during the three-month period ended September 30, 2024 was C$1 to $0.7332, compared to C$1 to $0.7457 during the three-month period ended September 30, 2023. Interest income was $15,512 for the three-month period ended September 30, 2024, compared to $23,916 for the three-month period ended September 30, 2023. The decrease of $8,404 was primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

The Company had a net loss of $2,644,525 for the nine months ended September 30, 2024, compared to a net loss of $2,681,785 for the nine months ended September 30, 2023.

Excluding share-based costs of $73,173 and $67,862 for the nine months ended September 30, 2024 and September 30, 2023, respectively, wages and benefits were $638,168 for the nine months ended September 30, 2024 compared to $523,815 for the nine months ended September 30, 2023. The increase of $114,353 was primarily due to prior year-end payroll accruals reversing of $82,867 and to the timing of payroll benefits of $31,486.

Travel expenses were $29,104 for the nine months ended September 30, 2024 compared to $41,490 for the nine months ended September 30, 2023. The decrease of $12,386 is primarily due to reduced actual travel.

Professional fees were $176,294 for the nine months ended September 30, 2024 compared to $232,077 for the nine months ended September 30, 2023. The decrease of $55,783 was primarily due to decreased legal services of $58,776 and timing variances for accounting and tax services for an increase of $16,434, XBRL services for an increase of $1,531, and audit services for a decrease of $14,972.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the nine-month periods ended September 30, 2024 and 2023 were allocated as follows:

Expense category:	September 30, 2024	September 30, 2023
Consulting	$298,469	$328,651
Investor relations	5,227	4,847
Wages and benefits	73,173	67,862
Total	$376,869	$401,360

Share-based payment charges were $376,869 during the nine months ended September 30, 2024 compared to $401,360 during the nine months ended September 30, 2023. The decrease of $24,491 was mainly the result of the DSUs issued on May 29, 2024 being expensed at $293,242 compared to the DSUs issued on May 23, 2023 being expensed at $257,553 and DSUs issued on July 12, 2023 being expensed at $66,251 for a decrease of $30,562 and stock options for common shares of the Company issued to its employees and consultants vesting during the nine months ended September 30, 2024 for an increase of $6,071.

Other items amounted to total other income of $114,848 during the nine-month period ended September 30, 2024, compared to total other income of $76,292 during the nine-month period ended September 30, 2023. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $41,962 during the nine-month period ended September 30, 2024, compared to a loss of $13,925 during the nine-month period ended September 30, 2023. The average exchange rate during the nine-month period ended September 30, 2024 was C$1 to $0.7351, compared to C$1 to $0.7432 during the nine-month period ended September 30, 2023. Interest income was $72,886 for the nine-month period ended September 30, 2024, compared to $79,737 for the nine-month period ended September 30, 2023. The decrease of $6,851 was primarily due to short-term investment certificates being re-invested upon maturity at a lower interest rate. Other income was $Nil for the nine-month period ended September 30, 2024, compared to $10,480 for the nine-month period ended September 30, 2023.

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

As at September 30, 2024, the Company had cash and cash equivalents of $1,746,231 compared to $1,687,690 at December 31, 2023. The increase of approximately $0.1 million resulted mainly from net financing activities of $2.3 million partially offset by operating activities of $2.2 million.

Financing activities during the nine-month period ended September 30, 2024 included the Private Placement, pursuant to which the Company issued 3,807,911 common shares to existing major shareholders to raise gross proceeds of approximately $2.5 million.

Financing activities during the nine-month period ended September 30, 2023 included share issuance costs of $50,661 related to the preparation of a new Registration Statement on Form S-3.

The Company had no cash flows from investing activities during the nine-month periods ended September 30, 2024 and September 30, 2023.

As at September 30, 2024, the Company had working capital of $1,747,399 compared to working capital of $1,757,465 at December 31, 2023. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient to cover the anticipated 2024 work plan at the Livengood Gold Project and that additional financing will be required to satisfy its currently anticipated general and administrative costs through at least the next 12 months.

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

Critical Accounting Estimates

For a discussion of the accounting judgments and estimates that the Company’s management has identified as critical in the preparation of the Company’s financial statements, please see “Critical Accounting Estimates” under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2024.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company believes that it has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult with their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, under Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2024, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine-month period ended September 30, 2024, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

Insider Trading Arrangements

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: November 7, 2024

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 7, 2024