Form 10-K
period 2024-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2025-03-12
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-0668474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1570-200 Burrard Street,
Vancouver, British Columbia, Canada	V6C 3L6
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, no par value	THM	NYSE American

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

Based on the last sale price on the NYSE American of the registrant’s Common Shares on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) of $0.49 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $65.9 million.

As of March 3, 2025, the registrant had 207,885,473 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into this report.

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

“As”	Arsenic
“basalt”	A dark coloured igneous rock, commonly extrusive – the fine-grained equivalent of gabbro
“biotite”	A common rock forming mineral of the mica group
“Board”	The Board of Directors of ITH
“Canadian Tax Act”	Income Tax Act (Canada)
“chert”	A microcrystalline or cryptocrystalline sedimentary rock, consisting chiefly of interlocking crystals of quartz less than about 30 microns in diameter
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

PART I

ITEM 1.    BUSINESS

Overview

ITH is a company engaged in the acquisition and development of mineral properties. The Company currently holds or has the right to acquire interests in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in the Livengood Gold Project, which as of December 31, 2024, has proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and measured and indicated mineral resources, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, both as reported in the Technical Report Summary (the “TRS”) attached as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A filed with the SEC on October 17, 2023. A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, is set forth in Part I, Item 2. Properties of this Annual Report on Form 10-K.

The head office and principal executive address of ITH is located at 200 Burrard Street, Suite 1570, Vancouver, British Columbia, Canada V6C 3L6, and its registered and records office is located at 745 Thurlow Street, Suite 2400, Vancouver, British Columbia, Canada V6E 0C5.

Livengood Gold Project Developments

On March 8, 2024, the Company announced that the Board had approved a 2024 work program that focused on community engagement and advancing the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting.

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

The Company cautions that the TRS is preliminary in nature, and is based on technical and economic assumptions which will be further refined and evaluated in a full feasibility study. The TRS is based on an updated mineral resource estimate effective as of August 20, 2021.

The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2024.

2025 Outlook

On March 4, 2025, the Company announced that it had completed a non-brokered private placement (the “Private Placement”) pursuant to which it issued common shares to existing major shareholders to raise gross proceeds of approximately $3.9 million. The Private Placement consisted of 8,192,031 common shares of the Company, representing approximately 4.1% of the 199.7 million common shares issued and outstanding prior to the completion of the Private Placement, at a price of $0.4801 per common share, the closing price of the Company’s common shares on the NYSE American on February 25, 2025. The Private Placement was taken up by current institutional shareholders of the Company, Paulson & Co. Inc., Electrum Strategic Opportunities Fund II L.P., and Kopernik Global Investors, LLC itself and affiliates. The Company intends to use the net proceeds of the Private Placement for working capital and general corporate purposes, including advancing antimony metallurgical studies.

On March 12, 2025, the Company announced that the Board had approved a 2025 budget of $3.7 million and endorsed the associated 2025 work program to advance the Livengood Gold Project. The 2025 work program will begin metallurgical studies to evaluate whether antimony might be recoverable from the massive stibnite veins contained within the deposit, as well as conducting community engagement and advancing the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting.

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

The Board has established a Technical Committee, which has adopted a formal, written charter. As set out in its charter, the overall purpose of the Technical Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the Company’s continuing commitment to improving the environment and ensuring that activities are carried out and facilities are operated and maintained in a safe and environmentally sound manner that reflects the Company’s ideals and principles of sustainable development. The primary function of the Technical Committee is to monitor, review and provide oversight with respect to the technical aspects of the Company’s Project as well as monitor policies, standards, and programs relative to health, safety, community relations and environmental-related matters. The Technical Committee also advises the Board and makes recommendations for the Board’s consideration regarding health, safety, community relations and environmental-related issues. The Technical Committee took no formal action during the year ended December 31, 2024, as there were no material developments concerning the technical aspects of, or programs relative to health, safety, community relations and environmental - related matters relating to, the Livengood Gold Project.

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
●Tower Hill Mines (US) LLC, a limited liability company formed in Colorado on June 27, 2006, which carries on the Company’s administrative and personnel functions and is 100% owned by TH Alaska; and
●Livengood Placers, Inc., a corporation incorporated in Nevada on June 11, 1998, which holds certain Alaskan properties and is 100% owned by TH Alaska.

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

Human Capital Resources

At December 31, 2024, the Company had three employees. The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering, community engagement and investor relations, and corporate governance. The Company has a benefit program in place, including medical and dental benefits and basic life insurance, which applies to all permanent employees.

Seasonality

As the Company’s mineral exploration and development activity takes place in Alaska, certain of its activities are seasonal. Due to the northern climate, field work on the Livengood Gold Project can be limited due to excessive snow cover and cold temperatures. In general, surface sampling work is limited to May through September and surface drilling from March through November, although some locations afford opportunities for year-round exploration operations and others, such as road-accessible wetland areas, may only be explored while frozen in the winter.

Available Information

ITH maintains an internet website at www.ithmines.com. The Company makes available, free of charge, through the “Investors” section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC and its Annual Information Form, press releases and material change reports and other reports filed on the System for Electronic Document Analysis and Retrieval (“SEDAR+”). The Company’s SEC filings are available from the SEC’s internet website at www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically. The Company’s Canadian filings are available from the Canadian Securities Administrators’ internet website at www. sedarplus.ca under the Company’s profile. The contents of these websites are not incorporated into this report and the references to the URLs for these websites are intended to be inactive textual references only.

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

Our ability to obtain additional financing in the future will depend upon a number of factors, including prevailing capital market conditions, the status of the national and worldwide economy, our business performance and the price of gold and other precious metals. Capital markets worldwide have been adversely affected during the past few years, including in 2024, by substantial losses by financial institutions, increased inflation, the outbreak of conflicts around the globe and market volatility. Failure to obtain such additional financing on favorable terms or at all could result in delay or indefinite postponement of further exploration, development, or mining operations and the possible partial or total loss of our interests in the Livengood Gold Project. Even if the Company is able to secure some additional equity financing, we may be unable to raise enough capital to continue operations in connection with advancing all activities at the Livengood Gold Project into 2025 and beyond. As a result, there is substantial doubt about our ability to continue as a going concern.

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

Management anticipates that costs at the Livengood Gold Project will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as steel, fuel, rubber and electricity. Such commodities are at times subject to a number of factors that may cause their price to increase, such as volatile price movements, supply chain challenges and geopolitical events including imposition of tariffs and retaliatory trade measures. Any such increase in price could result in a material increase in our costs, including future development and constructions costs, that could impact our ability to maintain operations and have a significant effect on the Company’s profitability in the event that a production decision is made.

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

	High	Low	Average
2020	$2,067	$1,474	$1,771
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,629	$1,800
2023	$2,078	$1,811	$1,942
2024	$2,778	$1,985	$2,388
January 1, 2025 to March 3, 2025	$2,937	$2,633	$2,800

Our results of operations could be affected by currency fluctuations.

The Livengood Gold Project is located in the United States, with most costs associated with the Project paid in U.S. dollars, and the Company maintains accounts in Canadian and U.S. dollars, making it subject to foreign currency fluctuations. There can be significant swings in the exchange rate between the U.S. and Canadian dollar, including due to impacts of geopolitical events such as imposition of tariffs and retaliatory trade measures. There are no plans at this time to hedge against any exchange rate fluctuations in currencies. Adverse foreign currency fluctuations may cause losses and materially affect the Company’s financial position and results.

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. Similarly, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code or an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act, and adversely affect our ability to utilize our NOLs in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage mining companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. Any quoted market for our common shares may be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2024, the price of our common shares on the TSX ranged from a low of C$0.57 to a high of C$1.08, and on the NYSE American ranged from a low of $0.41 to a high of $0.80. From January 1, 2025 to March 3, 2025, the price of our common shares on the TSX ranged from a low of C$0.65 to a high of C$0.77, and on the NYSE American ranged from a low of $0.45 to a high of $0.52. There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, our shareholders may be unable to resell their shares at a desired price.

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

We believe that we likely were a passive foreign investment company (“PFIC”) during the fiscal year ended December 31, 2024, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2024, and we expect that we will be a PFIC in the current year and that we may continue to be classified as a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If the Company is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

The Company has processes, policies and procedures for identifying, assessing, managing, and responding to cybersecurity threats and incidents. These are integrated into our overall risk management systems, as overseen by the Board, primarily through the Audit Committee. Our policies and procedures include protocols for assessing potential material impacts from cybersecurity threats, escalating to management and the Board of Directors, engaging external stakeholders, and reporting incidents based on applicable legal requirements.

We use specialized IT tools and services, including with the support of third-party service providers, to understand, manage, mitigate and continually remediate identified threats. The Company logs identified cybersecurity threats and tracks corresponding risk management activities. Identified cybersecurity threats are discussed with management for resolution planning and escalation.

Testing of our security controls in connection with the auditing of our financial systems is completed annually. At least annually, we conduct training and awareness for our employees to help identify, avoid and mitigate cybersecurity threats.

We regularly evaluate the cybersecurity threats associated with third-party suppliers and service providers that have access to the Company’s networks, confidential information, and information systems. We provide third-party vendors, consultants, and partners with detailed security requirements for securing their connections to our IT networks. In addition, we seek to make third-party service providers contractually responsible for identifying and remediating security issues within their technology and service environment.

Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. While we have implemented a cybersecurity program, the techniques used to compromise IT systems continue to evolve. Accordingly, we may not be able to timely detect cybersecurity threats or anticipate and implement adequate security measures. For additional information regarding risks relating to privacy and cybersecurity, see “Item 1A – Risk Factors.”

Governance

The Board is responsible for overseeing the assessment and management of enterprise-level risks that may impact the Company. The Audit Committee has primary responsibility for overseeing risk management, including oversight of risks from cybersecurity threats. The CEO and CFO report on cybersecurity matters, including material threats, to the Audit Committee at regularly scheduled Audit Committee meetings, which is then discussed with the Board of Directors.

It is management’s responsibility to manage cybersecurity threats, as described above, and bring to the Board’s attention any material threats. Under the oversight of the Audit Committee, the Company’s CEO is primarily responsible for the assessment and management of cybersecurity threats and utilizes third-party consultants retained by the Company for advice.

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

LIVENGOOD GOLD PROJECT, ALASKA

The Company currently holds, or has rights to acquire, ownership or leasehold interests in a group of adjacent mineral properties in Alaska that we collectively refer to as the “Livengood Gold Project.” The Livengood Gold Project is located approximately 113 km (70 miles) by road northwest of Fairbanks, Alaska and approximately 65 km (40 miles) north of the boundary of the Fairbanks North Star Borough as shown in Figure 1 below. The Project lies within the Tolovana Mining District in the northern part of the Tintina Gold Belt. The Company owns a 100% interest in the Livengood Gold Project and the Company’s primary focus is to develop the Project with the objective of achieving commercial production. The Company’s book value of its investment in the Livengood Gold Project is $55,375,124 as of December 31, 2024.

Property Description and Location

Livengood Gold Project
Dalton Hwy
Elliott Hwy
Steese Hwy
25
Miles
Fairbanks
Parks Hwy
Richardson Hwy
Arctic Ocean
Prudhoe Bay
Alaska
Yukon
Livengood Property
Tintina Gold Belt
Fairbanks
Dawson City
CANADA
ALASKA
U.S.A
Anchorage
Whitehorse
Bering Sea
Gulf of Alaska
500 km
400 miles
Livengood Gold Project
INTERNATIONAL TOWER HILL MINES LTD
Legend
Highways
Alaska Railroad
Trans Alaska Pipeline Corridor
Power Connection to Existing Grid
Project Area

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

The nearest community to Livengood Gold Project is the village of Minto, a town with a population of approximately 97 people located approximately 65 km (40 miles) southwest by road. The Fairbanks metropolitan area has a population of approximately 95,000 people, and comprises the regional center with hospitals, government offices, businesses and the University of Alaska, Fairbanks. The city is linked to southern Alaska along a north-south transportation and utility corridor that includes two paved highways, a railroad to tide water, an interlinked electrical grid, and communications infrastructure. Fairbanks has an international airport serviced daily by up to three major airlines.

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

Leased property

Alaska Mental Health Trust Lease. A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 29 years until June 30, 2033, subject to further extensions beyond June 30, 2033 by either (1) commercial production or (2) payment of an annual advance minimum royalty and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2024, there were 12,986 acres included in the AMHT lease.

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

Griffin Lease. A lease of three patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as minimum royalties are paid. In 2019, the Company acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The lease requires a minimum royalty of $15,000 payable to the remaining third-party lessors on or before each anniversary date subsequent to January 18, 2017 (all of which minimum royalties are recoverable from production royalties). A production royalty of 1.8% NSR is payable to the remaining third-party lessors. At any time during the term of the lease, the Company may exercise its option to purchase all interests of the remaining third party lessors in the patented lode claims subject to the lease (including the production royalty) for $600,000 (less all minimum and production royalties paid to said lessors prior to the date the option is exercised), of which 10% of the purchase price is payable upon exercise, 40% is payable in equal installments over the subsequent four years following the exercise, and 50% is payable by way of the 1.8% NSR production royalty. Upon commencement of commercial production, the option must be exercised.

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

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment by November 30th of each year of $40 per claim to be paid to the state for the first five years, $85 per year for the second five years, and $205 per year thereafter. The annual rental rates for each 160-acre claim are $165 for the first five years, $330 for the second five years, and $825 per year thereafter. As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year. In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year. Excess work can be carried forward for up to four years. If the rental is paid and the work requirements are met, the claims can be held indefinitely. The work completed by the Company during the 2024 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2028 on all State of Alaska mining claims.

Holders of State of Alaska mining claims are also required to pay a production royalty on all revenue received from minerals produced on state land during each calendar year. The production royalty rate is 3% of net income.

Holders of federal unpatented mining claims are required to pay an annual rental of $200 per 20 acres.

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

Technical Report Summary (“TRS”)

The Company has a 100% interest in the Livengood Gold Project, which as of December 31, 2024, has proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and measured and indicated mineral resources, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, both as reported in the TRS attached as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A filed with the SEC on October 17, 2023. The TRS details a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold reserve estimated at 9.0 million ounces at 0.65 g/tonne. The study utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risk the Project. The TRS has estimated the capital costs of the Project at $1.93 billion, the total cost per ton milled at $13.12, the all-in sustaining costs at $1,171 per ounce, and net present value (5%) at $1,800/oz of $400 million.

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

The TRS, current as of December 31, 2024, indicates that the Project generates a minimal positive return at a gold price of $1,680 per ounce. Readers are encouraged to review the entire TRS on EDGAR, with particular emphasis on the sensitivity analyses contained therein. The TRS for the Livengood Gold Project was filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K/A, dated October 17, 2023. Readers are cautioned that the NI 43-101 reports filed on SEDAR+ by the Company in September of 2013, October of 2016, April 2017, and December 2021 are no longer considered current and should therefore no longer be relied upon by investors.

Mineral Resource and Reserve Estimates

Table 1: Livengood Gold Project mineral resources estimate (exclusive of reserves)

Classification	Metric tons (Mmt)	Au (g/mt)	Contained Au (Koz)
Measured	234.50	0.53	3,990.49
Indicated	40.01	0.49	629.61
Total Measured and Indicated	274.51	0.52	4,620.10
Inferred	15.98	0.40	206.98
1.	The Qualified Person for the mineral resource estimate is Resource Development Associates Inc.
2.	The effective date of the estimate is August 20, 2021 and the estimate remains current as of December 31, 2024.
3.	Mineral resources for the Project are enumerated as per §229.1302(d)(1)(iii)(A) (Item 1302(d)(1)(iii)(A) of Regulation S-K).
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

Table 1C: Pit constraining parameters used for resource estimates

		Rock	Rock	Rock	Rock	Rock	Rock
Parameter	Unit	Type 4	Type 5	Type 6	Type 7	Type 8	Type 9
Mining Cost	$/total mt	1.76	1.74	1.74	1.68	1.76	1.76
Au Cut-off	g/mt	0.21	0.20	0.25	0.25	0.33	0.33
Processing Cost	$/process mt	9.27	9.15	9.17	9.50	9.71	9.71
Au Recovery	%	84	80	71	67	55	56
Administrative Cost	$/process mt	1.55	1.55	1.55	1.55	1.55	1.55
Royalty	%	3	3	3	3	3	3
Au Selling Price	$/oz	1,650	1,650	1,650	1,650	1,650	1,650
Overall Slope Angle	Degrees	45	45	45	45	45	45

Table 2: Livengood Project mineral reserves

	Ore	Au Grade	Contained Au
Classification	Metric tons (Mmt)	(g/mt)	Koz
Proven Reserves
Rock Type 4	75.4	0.54	1,314
Rock Type 5	110.5	0.55	1,972
Rock Type 6	91.7	0.65	1,922
Rock Type 7	61.0	0.70	1,367
Rock Type 8	2.4	0.73	56
Rock Type 9	70.5	0.82	1,861
Total Proven Reserves	411.5	0.64	8,492
Probable Reserves
Rock Type 4	2.5	0.48	39
Rock Type 5	4.0	0.47	62
Rock Type 6	3.0	0.99	94
Rock Type 7	4.8	0.98	152
Rock Type 8	0.3	0.76	6
Rock Type 9	3.9	1.26	159
Total Probable Reserves	18.5	0.86	512
Total Proven and Probable Reserves	430.1	0.65	9,004
1.	The Qualified Person for the Mineral Reserve Estimate is Jeffrey Cassoff, P. Eng., of BBA USA Inc.
2.	The effective date of the estimate is October 22, 2021 and the estimate remains current as of December 31, 2024.
3.	Mineral reserves for the Project are enumerated as per added §229.1302(e)(2) (Item 1302(e)(2) of Regulation S-K).
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

ITEM 4.    MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended December 31, 2024, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE American under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “-1I1-”. As at March 3, 2025, there were 207,885,473 common shares issued and outstanding, and the Company had approximately 100 shareholders of record.

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

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2024, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

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

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Business Activities

General

ITH is a company engaged in the acquisition and development of mineral properties. The Company currently holds or has the right to acquire interests in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in the Livengood Gold Project, which as of December 31, 2024, has proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and a measured and indicated mineral resource, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, both as reported in the Technical Report Summary (the “TRS”) attached as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A filed with the SEC on October 17, 2023. A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, is set forth in Part I, Item 2. Properties of this Annual Report on Form 10-K.

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

The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2024.

2025 Outlook

On March 4, 2025, the Company announced that it had completed a non-brokered private placement (the “Private Placement”) pursuant to which it issued common shares to existing major shareholders to raise gross proceeds of approximately $3.9 million. The Private Placement consisted of 8,192,031 common shares of the Company, representing approximately 4.1% of the 199.7 million common shares issued and outstanding prior to the completion of the Private Placement, at a price of $0.4801 per common share, the closing price of the Company’s common shares on the NYSE American on February 25, 2025. The Private Placement was taken up by current institutional shareholders of the Company, Paulson & Co. Inc., Electrum Strategic Opportunities Fund II L.P., and Kopernik Global Investors, LLC itself and affiliates. The Company intends to use the net proceeds of the Private Placement for working capital and general administrative purposes, including advancing antimony metallurgical studies.

On March 12, 2025, the Company announced that the Board had approved a 2025 budget of $3.7 million and endorsed the associated 2025 work program to advance the Livengood Gold Project. The 2025 work program will begin metallurgical studies to evaluate whether antimony might be recoverable from the massive stibnite veins contained within the deposit, as well as conducting community engagement and advancing the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting.

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

Results of Operations

Summary of Quarterly Results

	December 31,	September 30,	June 30,	March 31,
Description	2024	2024	2024	2024
Net loss	$(954,847)	$(667,302)	$(1,431,915)	$(545,308)
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

	December 31,	September 30,	June 30,	March 31,
Description	2023	2023	2023	2023
Net loss	$(716,184)	$(710,351)	$(1,467,897)	$(503,537)
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Significant fluctuations in the Company’s quarterly net losses have mainly been the result of operating cost changes.

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

The Company had cash and cash equivalents of $992,487 at December 31, 2024 compared to $1,687,690 at December 31, 2023. The Company incurred a net loss of $3,599,372 for the year ended December 31, 2024 compared to a net loss of $3,397,969 for the year ended December 31, 2023. The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2024 and the year ended December 31, 2023.

Share-based payment charges were $613,690 during the year ended December 31, 2024 compared to $415,186 during the year ended December 31, 2023. The $198,504 increase in share-based payment charges during the year was mainly the result of equity compensation issued or granted to certain contractors of the Company during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The Company granted 441,490 deferred share units (“DSUs”) at an issue price of C$0.94 per DSU, 240,000 incentive stock options at an issue price of C$0.94 per option, and 2,500,000 incentive stock options at an issue price of C$0.64 per option during the year ended December 31, 2024 compared to 526,984 DSUs at an issue price of C$0.63 per DSU, 145,614 DSUs at an issue price of C$0.92 per DSU, and 240,000 incentive stock options at an issue price of C$0.63 per option during the year ended December 31, 2023. All DSUs granted in each of these years were fully vested upon issuance. All options granted on May 23, 2023 and May 29, 2024 vest one-third on the grant date, one-third on the first anniversary, and one-third on the second anniversary. Of the 2,500,000 options granted on December 2, 2024, 1,000,000 options vest immediately on the grant date. The remaining 1,500,000 shall vest 500,000 on June 2, 2025 and 1,000,000 between December 2, 2025 and December 2, 2026, if certain market conditions are met. At December 31, 2024, there was $384,387 of unrecognized compensation expense related to non-vested options outstanding.

Share-based payment charges were allocated as follows:

	Year Ended	Year Ended
	December 31,	December 31,
Expense category:	2024	2023
Consulting	$519,249	$329,515
Investor relations	6,296	5,711
Wages and benefits	88,145	79,960
	$613,690	$415,186

Excluding share-based payment charges of $519,249 and $329,515 for the years ended December 31, 2024 and 2023, respectively, consulting fees decreased to $232,896 for the year ended December 31, 2024 from $232,983 for the year ended December 31, 2023. The decrease of $87 is primarily due to slightly reduced services.

Excluding share-based payment charges of $88,145 and $79,960 for the years ended December 31, 2024 and 2023, respectively, wages and benefits increased to $869,664 for the year ended December 31, 2024 from $741,529 for the year ended December 31, 2023. The increase of $128,135 is primarily due to prior year-end payroll accrual reversals of $30,963 in the year ended December 31, 2024 compared to $113,314 in the year ended December 31, 2023 for an increase of $82,351, higher payroll-related benefits $26,777, higher labor costs $14,437, and slightly higher year-end payroll accruals of $5,763.

Excluding share-based payment charges of $6,296 and $5,711 for the years ended December 31, 2024 and 2023, respectively, investor relations increased to $53,179 for the year ended December 31, 2024 from $45,809 for the year ended December 31, 2023. The increase of $7,370 is primarily due to increased participation in investor relations conferences.

Office and miscellaneous costs were $27,682 for the year ended December 31, 2024 compared to $31,899 for the year ended December 31, 2023. The decrease of $4,217 is primarily due to decreased office supply consumption.

Travel costs were $33,516 for the year ended December 31, 2024 compared to $45,925 for the year ended December 31, 2023. The decrease of $12,409 is primarily due to decreased travel requirements.

Professional fees were $241,059 for the year ended December 31, 2024 compared to $267,056 for the year ended December 31, 2023. The decrease of $25,997 is primarily due to decreased legal fees of $35,678 partially offset by increased audit and tax services due to timing of $7,653, increased XBRL costs of $1,424, and increased general accounting costs of $604.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Other items amounted to other income of $190,322 during the year ended December 31, 2024 compared to other income of $88,532 during the year ended December 31, 2023. The Company had a foreign exchange gain of $106,386 during the year ended December 31, 2024 compared to a foreign exchange loss of $30,754 during the year ended December 31, 2023 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the year ended December 31, 2024 was C$1 to $0.7302 compared to C$1 to $0.7410 for the year ended December 31, 2023.

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

As at December 31, 2024, the Company reported cash and cash equivalents of $992,487 compared to $1,687,690 at December 31, 2023. The decrease of approximately $0.7 million resulted mainly from net financing activities of $2.3 million partially offset by operating activities of $2.9 million and a negative foreign exchange impact of $0.1 million during the year ended December 31, 2024.

Our anticipated expenditures for year 2025 are approximately $3.7 million, including $690,457 for mineral property leases and $214,790 for mining claim government fees. Total commitments for years 2025 through 2030 for mineral property leases and mining claim government fees are $4,259,129 and $1,288,740, respectively.

Based on cash and cash equivalents on hand of $992,487 as of December 31, 2024 and approximately $3.7 million of net proceeds from the Private Placement, as at March 11, 2025, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

Financing activities during the year ended December 31, 2024 included the Private Placement, pursuant to which the Company issued 3,807,911 common shares to existing major shareholders to raise gross proceeds of approximately $2.5 million.

The Company had no cash flows from financing activities during the year ended December 31, 2023.

The Company had no cash flows from investing activities during the years ended December 31, 2024 and December 31, 2023.

As at December 31, 2024, the Company had working capital of $959,703 compared to working capital of $1,757,465 at December 31, 2023. The Company expects that it will operate at a loss for the foreseeable future but believes its current cash and cash equivalents will be sufficient for it to complete its anticipated 2025 work plan.

The Company will require significant additional financing to continue its operations beyond the 2025 fiscal year (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project and the development of any mine that may be built at the Livengood Gold Project, and there is no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes considering a future strategic alliance to assist in further development, permitting and future construction costs, although there can be no assurance that any such strategic alliance will, in fact, be pursued or realized.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.” The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure additional financing, it may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2025 fiscal year.

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

The Company assesses interests in its mineral property assets for impairment at least annually, but will also conduct an assessment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. The assets that are tested for recoverability are the Company’s long-lived assets related to mineral property rights and claims. At December 31, 2024, the Company’s mineral property assets totaled approximately $55 million. As these assets are all similar in nature (they represent mining claims or rights to mining claims all within the same area), they are viewed as one asset group for impairment testing purposes. The Company evaluates recoverability of its mineral property assets based on the undiscounted cash flows using the life of mine cash flows beginning with production as stated in the TRS for the Livengood Gold Project, which uses a life of mine of approximately 21 years. The estimates used in the life of mine cash flows are subject to uncertainty, including as a result of the assumed gold price.

At the reporting period end, price of gold is compared to the prior year-end gold price. The price of gold on December 31, 2024 was $2,611, or $548 and 27% higher than the price of $2,063 at December 31, 2023. The Livengood Gold Project is a long-term project that will take time to develop and eventually monetize making the use of a longer-term gold price assumption in the TRS more appropriate compared to recent spot prices for gold.

As at December 31, 2024, the Company concluded that the recoverability of the mineral property assets exceeded the carrying value.

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

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity-based compensation awards to be accounted for using the fair value method. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of the awards. The fair value of performance leverage stock grants with market conditions is determined using a Monte Carlo simulation model. Compensation expense is measured at the grant date and recognized over the requisite service period, which is generally the vesting period.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

International Tower Hill Mines Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Tower Hill Mines Ltd. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Impairment Indicators of Mineral Property

As described in Note 4 to the financial statements, the carrying amount of the Company’s mineral property was $55,375,124 as of December 31, 2024. As more fully described in Note 2 to the financial statements, management assesses its mineral property for indicators of impairment at each reporting period.

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

March 12, 2025

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2024 and 2023

(Expressed in U.S. Dollars)

		December 31,	December 31,
	Note	2024	2023
ASSETS

Current assets
Cash and cash equivalents	1	$992,487	$1,687,690
Prepaid expenses and other		144,693	304,726
Total current assets		1,137,180	1,992,416
Property and equipment		7,465	7,465
Mineral property	4	55,375,124	55,375,124

Total assets		$56,519,769	$57,375,005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$38,374	$92,855
Accrued liabilities	5	139,103	142,096
Total liabilities		177,477	234,951

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 199,693,442 and 195,885,531 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	7	291,169,769	288,866,139
Contributed surplus	7	36,923,555	36,309,865
Accumulated other comprehensive income		1,413,118	1,528,828
Deficit		(273,164,150)	(269,564,778)

Total shareholders’ equity		56,342,292	57,140,054
Total liabilities and shareholders’ equity		$56,519,769	$57,375,005

General Information, Nature of Operations and Going Concern (Note 1)

Commitments (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2024 and 2023

(Expressed in U.S. Dollars)

		December 31,	December 31,
	Note	2024	2023
Operating Expenses
Consulting fees	7	$752,145	$562,498
Insurance		204,677	209,314
Investor relations	7	59,475	51,520
Mineral property	4	1,211,751	1,200,975
Office		27,682	31,899
Other		16,847	16,071
Professional fees		241,059	267,056
Regulatory		149,557	144,571
Rent	10	135,176	135,183
Travel		33,516	45,925
Wages and benefits	7	957,809	821,489
Total operating expenses		(3,789,694)	(3,486,501)

Other income (expense)
Gain (loss) on foreign exchange		106,386	(30,754)
Interest income		83,936	97,126
Other income		—	22,160

Total other income (expense)		190,322	88,532

Net loss for the year		(3,599,372)	(3,397,969)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		(115,710)	28,632
Total other comprehensive income (loss) for the year		(115,710)	28,632

Comprehensive loss for the year		$(3,715,082)	$(3,369,337)

Basic and diluted loss per share		$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted		199,654,096	195,615,822

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2024 and 2023

(Expressed in U.S. Dollars)

				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income(Loss)	Deficit	Total
Balance, December 31, 2022	195,313,184	$288,484,901	$36,275,917	$1,500,196	$(266,166,809)	$60,094,205
Stock-based compensation-option	—	—	91,382	—	—	91,382
Stock-based compensation-DSU	—	—	323,804	—	—	323,804
Exchange difference on translating foreign operations	—	—	—	28,632	—	28,632
Share issuance	572,347	381,238	(381,238)	—	—	—
Net loss	—	—	—	—	(3,397,969)	(3,397,969)
Balance, December 31, 2023	195,885,531	288,866,139	36,309,865	1,528,828	(269,564,778)	57,140,054
Stock-based compensation-option	—	—	320,448	—	—	320,448
Stock-based compensation-DSU	—	—	293,242	—	—	293,242
Exchange difference on translating foreign operations	—	—	—	(115,710)	—	(115,710)
Share issuance	3,807,911	2,528,453	—	—	—	2,528,453
Share issuance costs	—	(224,823)	—	—	—	(224,823)
Net loss	—	—	—	—	(3,599,372)	(3,599,372)
Balance, December 31, 2024	199,693,442	$291,169,769	$36,923,555	$1,413,118	$(273,164,150)	$56,342,292

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2024	2023
Operating Activities
Loss for the year	$(3,599,372)	$(3,397,969)
Add items not affecting cash:
Stock-based compensation-option	320,448	91,382
Stock-based compensation-DSU	293,242	323,804
Changes in non-cash working capital items:
Accounts receivable	5,165	(22,951)
Prepaid expenses	134,473	(126,741)
Accounts payable and accrued liabilities	(47,498)	(55,470)
Cash used in operating activities	(2,893,542)	(3,187,945)

Financing Activities
Issuance of common shares	2,528,453	—
Share issuance costs	(224,823)	—
Cash provided by financing activities	2,303,630	—

Effect of foreign exchange on cash and cash equivalents	(105,291)	28,206
Decrease in cash and cash equivalents	(695,203)	(3,159,739)
Cash and cash equivalents, beginning of year	1,687,690	4,847,429
Cash and cash equivalents, end of year	$992,487	$1,687,690

Non-cash transactions:

-	Reallocation from contributed surplus from issuance of stock $nil (December 31, 2023 - $381,238)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

1.           GENERAL INFORMATION, NATURE OF OPERATIONS, AND GOING CONCERN

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 1570-200 Burrard Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2024, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. Even if the Company is able to secure some additional equity financing, the Company may be unable to raise enough capital to continue its operations in connection with advancing all activities at the Livengood Gold Project through 2025 and beyond. As a result, there is substantial doubt about its ability to continue as a going concern. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. Due to this uncertainty, if the Company is unable to secure sufficient additional financing, the Company may be required to reduce all discretionary activities at the Project to preserve its working capital to fund anticipated non-discretionary expenditures beyond the 2025 fiscal year. As at March 11, 2025, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

These financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary were the going concern adjustment appropriate. Such adjustments could be material.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 11, 2025, the Board approved the consolidated financial statements dated December 31, 2024.

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

The Company assesses interests in its mineral property assets for impairment at least annually but will also conduct an assessment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. The assets that are tested for recoverability are the Company’s long-lived assets related to mineral property rights and claims. At December 31, 2024, the Company’s mineral property assets totaled approximately $55 million. As these assets are all similar in nature (they represent mining claims or rights to mining claims all within the same area), they are viewed as one asset group for impairment testing purposes. The Company evaluates recoverability of its mineral property assets based on the undiscounted cash flows using the life of mine cash flows beginning with production as stated in the Technical Report Summary (the “TRS”) attached as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A filed with the SEC on October 17, 2023 for the Livengood Gold Project, which uses a life of mine of approximately 21 years. The estimates used in the life of mine cash flows are subject to uncertainty, including as a result of the assumed gold price.

As at December 31, 2024, the Company concluded that the recoverability of the mineral property assets exceeded the carrying value.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income. The Company does not have any material provisions for environmental rehabilitation as of December 31, 2024.

Impairment of long-lived assets and long-lived assets to be disposed of

Long-lived assets are reviewed for impairment at least annually but are also reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. The estimates used to determine future net cash flows are subject to uncertainty, including as a result of the assumed gold price. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2024, this calculation proved to be anti-dilutive, and therefore the Company’s 4,152,232 stock options and 3,144,102 deferred share units (“DSUs”) outstanding at year-end have been excluded from the calculation.

Stock-based compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity-based compensation awards to be accounted for using the fair value method. Equity-settled share-based payment arrangements are initially measured at fair value at the date of grant and recorded within shareholders’ equity. Arrangements considered to be cash-settled are initially recorded at fair value and classified as accrued liabilities and subsequently re-measured at fair value at each reporting date. The Company’s stock option plan is an equity-settled arrangement and the Company’s deferred share unit plan can be an equity or cash settled arrangement depending on the grant date term.

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

Functional currency

The Company’s consolidated financial statements are presented in U.S. dollars, which is the Company’s reporting currency. The functional currency of ITH is the Canadian (“C$”) dollar and the functional currency of ITH Alaska, TH US and LPI is the U.S. dollar.

In accordance with ASC 830, “Foreign Currency Matters”, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and comprehensive loss and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from C$ into U.S. dollars are recorded in shareholders’ equity as part of accumulated other comprehensive income.

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

Recently adopted accounting pronouncements

Accounting Standards Update 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In 2024, the Company adopted ASU 2023-07 and management evaluated the Company’s operations and concluded it has one reportable operating segment which will now require expanded disclosure. Adoption was made retroactively with segment disclosure included for the years ended December 31, 2024 and 2023. This standard has not changed the processing, recording, or presentation of financial data, other than providing a table with disclosure of more detail expense categories for the Company’s single operating segment.

Recently issued accounting pronouncements

Accounting Standards Update 2024-03 – Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires all public entities to disclose disaggregated information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospective adoption for any and all prior periods presented in the financial statements. The Company is currently assessing the impact of adopting ASU 2024-03 on the consolidated financial statements and related disclosures.

The Company has determined that other significant newly issued accounting pronouncements are either not applicable to the Company’s business or that no material effect is expected on the financial statements as a result of future adoption.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.           MINERAL PROPERTY

The Company had the following activity related to the mineral property:

Capitalized acquisition costs	Amount
Balance, December 31, 2022	$55,375,124
Additions	—
Balance, December 31, 2023	$55,375,124
Additions	—
Balance, December 31, 2024	$55,375,124

The following table presents costs incurred for mineral property activities for the years ended December 31, 2024 and 2023:

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Mineral property costs:
Aircraft services	$10,790	$13,200
Environmental	217,062	194,984
Equipment and facilities rental	33,701	51,669
Field costs	102,326	103,540
Land maintenance & tenure	819,689	744,413
Legal	15,019	63,894
Transportation and travel	13,164	29,275
Total expenditures for the year	$1,211,751	$1,200,975

Properties acquired from AngloGold, Alaska

Pursuant to an Asset Purchase and Sale and Indemnity Agreement dated June 30, 2006, as amended on July 26, 2007 (the “AngloGold Agreement”), among the Company, AngloGold Ashanti (U.S.A.) Exploration Inc. (“AngloGold”) and TH Alaska, the Company acquired all of AngloGold’s interest, as it was constituted at the time, in the Livengood property located 70 miles north of Fairbanks Alaska. Since that time, the Company has acquired or adjusted various interests that comprise the Livengood Property, which is further described below.

Details of the Livengood Property are as follows:

Livengood Property:

The Livengood property is located in the Tintina gold belt approximately 113 kilometers (70 miles) north of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 29 years until June 30, 2033, subject to further extensions beyond June 30, 2033 by either (1) commercial production or (2) payment of an annual advance minimum royalty and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2024, the Company has paid $5,342,981 from the inception of this lease.
b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. As of December 31, 2024, the Company has paid $1,030,000 from the inception of this lease.

c)	a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as minimum royalties are paid. In 2019, the Company acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The lease requires a minimum royalty of $15,000 payable to the remaining third-party lessors on or before each anniversary date subsequent to January 18, 2017 (all of which minimum royalties are recoverable from production royalties). As of December 31, 2024, the Company has paid $300,000 to the remaining third-party lessors in minimum royalties from the inception of this lease. A production royalty of 1.8% NSR is payable to the remaining third-party lessors. At any time during the term of the lease, the Company may exercise its option to purchase all interests of the remaining third-party lessors in the patented lode claims subject to the lease (including the production royalty) for $600,000 (less all minimum and production royalties paid to said lessors prior to the date the option is exercised), of which 10% of the purchase price is payable upon exercise, 40% is payable in equal installments over the subsequent four years following the exercise, and 50% is payable by way of the 1.8% NSR production royalty. Upon commencement of commercial production, the option must be exercised.
d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. As of December 31, 2024, the Company has paid $233,000 from the inception of this lease.

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

5.           ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2024 and 2023.

	December 31,	December 31,
	2024	2023
Accrued liabilities	$83,876	$93,719
Accrued salaries and benefits	55,227	48,377
Total accrued liabilities	$139,103	$142,096

Accrued liabilities at December 31, 2024 include accruals for general corporate costs and project costs of $44,831 and $39,045, respectively. Accrued liabilities at December 31, 2023 include accruals for general corporate costs and project costs of $65,791 and $27,928, respectively.

6.           INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Loss for the year	$(3,599,372)	$(3,397,969)
Statutory Canadian corporate tax rate	27.00%	27.00%

Expected income tax (recovery)	$(972,000)	$(917,000)
Change in statutory, foreign tax, foreign exchange rates and other	455,000	(171,000)
Permanent difference	88,000	112,000
Share issue cost	(60,000)	—
Adjustment to prior years provision versus statutory tax returns	257,000	236,000
Change in unrecognized deductible temporary differences	232,000	740,000
Total income tax expense (recovery)	$—	$—

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets (liabilities):
Mineral property assets	$16,210,000	$16,442,000
Property and equipment	7,000	8,000
Share issue costs	45,000	26,000
Non-capital losses available for future period	55,434,000	54,988,000
	71,696,000	71,464,000
Valuation allowance	(71,696,000)	(71,464,000)
Net deferred tax assets	$—	$—

At December 31, 2024, the Company has available non-capital losses for Canadian income tax purposes of approximately C$ 29,967,000 and net operating losses for US income tax purposes of approximately $38,708,000 that do not have an expiration date and $137,152,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada (C$)		United States ($)
2044	C$	1,308,000	$—
2043		1,063,000	—
2042		599,000	—
2041		1,204,000	—
2040		1,211,000	—
2039		1,164,000	—
2038		417,000	—
2037		1,757,000	8,800,000
2036		1,611,000	8,798,000
2035		395,000	10,703,000
2034		1,792,000	12,587,000
2033		1,687,000	14,208,000
2032		2,854,000	16,797,000
2031		5,051,000	40,825,000
2030		3,052,000	18,765,000
2029		2,378,000	2,973,000
2028		1,301,000	1,412,000
2027		1,031,000	1,284,000
2026		92,000	—
	C$	29,967,000	$137,152,000

The Company also has available mineral resource expenses that are related to the Company’s activities in the United States of approximately $112,403,000, which may be deductible for U.S. tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

7.            SHARE CAPITAL

Authorized

The Company’s share capital consists of an unlimited number of authorized common shares without par value. At December 31, 2024 and 2023, there were 199,693,442 and 195,885,531 shares issued and outstanding, respectively.

Share issuances

During the year ended December 31, 2024, the Company issued 3,807,911 common shares pursuant to a $2,528,453 non-brokered private placement at a price of $0.664 per common share to existing major shareholders of the Company.

During the year ended December 31, 2023, in accordance with the approved Deferred Share Unit Plan, the Company issued 572,347 common shares to a past director and transferred related contributed surplus of $381,238 to share capital.

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012 and re-approved by the Company’s shareholders on May 28, 2015, May 30, 2018, May 25, 2021, and May 29, 2024 (the “Stock Option Plan”). The essential elements of the Stock Option Plan provide that the aggregate number of common shares of the Company that may be issued pursuant to options granted under the Stock Option Plan and any other share-based compensation arrangements may not exceed 10% of the number of issued shares of the Company at the time of the granting of options. Options granted under the Stock Option Plan will have a maximum term of ten years. The exercise price of options granted under the Stock Option Plan shall be fixed in compliance with the applicable provisions of the Toronto Stock Exchange (“TSX”) Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Stock Option Plan vest immediately, unless otherwise determined by the directors at the date of grant.

On May 29, 2024, the Company granted a total of 240,000 incentive stock options to certain officers and employees of the Company to purchase common shares in the capital stock of the Company at an issue price of C$0.94 per share. Of the total 240,000 stock options granted, 150,000 were granted to Mr. Karl Hanneman, Chief Executive Officer. All of the options vest one-third on the grant date, one-third on May 29, 2025, one-third on May 29, 2026 and expire on May 29, 2030.

On December 2, 2024, the Company granted a total of 2,500,000 incentive stock options to certain contractors of the Company to purchase common shares in the capital stock of the Company at an issue price of C$0.64 per share. Of the 2,500,000 options, 1,000,000 options vest immediately on the grant date. The remaining 1,500,000 shall vest 500,000 on June 2, 2025 and 1,000,000 between December 2, 2025 and December 2, 2026, if certain market conditions are met. All of these options expire on December 2, 2026.

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

A summary of the status of the stock option plan as of December 31, 2024 and 2023 and changes during the fiscal years is presented below:

	Year Ended			Year Ended
	December 31, 2024			December 31, 2023
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
	Options	Price (C$)	Value (C$)	Options	Price (C$)	Value (C$)

Balance, beginning of the year	1,787,049	$0.92	—	2,287,049	$0.95	—
Granted	2,740,000	$0.67	—	240,000	$0.63	—
Expired	(374,817)	$0.61	—	(740,000)	$0.91	—
Balance, end of the year	4,152,232	$0.78	$2,400	1,787,049	$0.92	$93,571

The weighted average remaining life of options outstanding at December 31, 2024 was 2.2 years.

Stock options outstanding are as follows:

	December 31, 2024			December 31, 2023
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
March 21, 2024	—	—	—	$0.61	374,817	374,817
February 1, 2025	$1.35	250,000	250,000	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	240,000
May 24, 2028	$0.92	240,000	240,000	$0.92	240,000	160,000
May 23, 2029	$0.63	240,000	160,000	$0.63	240,000	80,000
May 29, 2030	$0.94	240,000	80,000	—	—	—
December 2, 2026	$0.64	2,500,000	1,000,000	—	—	—
	—	4,152,232	2,412,232	—	1,787,049	1,547,049

A summary of the non-vested options as of December 31, 2024 and 2023 and changes during the fiscal years ended December 31, 2024 and 2023 is as follows:

		Weighted average
		grant-date fair
Non-vested options:	Number of options	value (C$)
Outstanding at December 31, 2022	240,000	$0.73
Granted	240,000	$0.42
Vested	(240,000)	$0.67
Outstanding at December 31, 2023	240,000	$0.48
Granted	2,740,000	$0.29
Vested	(1,240,000)	$0.34
Outstanding at December 31, 2024	1,740,000	$0.28

At December 31, 2024, there was C$384,387 of unrecognized compensation expense related to non-vested options outstanding.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). The DSU Plan was approved by the Company’s shareholders on May 24, 2017 and re-approved by the Company’s shareholders on May 27, 2020, May 25, 2021, and May 29, 2024. As at December 31, 2024, the maximum aggregate number of common shares that could be issued under the DSU Plan and the Stock Option Plan was 19,969,344, representing 10% of the number of issued and outstanding common shares on that date (on a non-diluted basis). As at December 31, 2024, the Company had stock options to potentially acquire 4,152,232 common shares outstanding under the Stock Option Plan (representing approximately 2.08% of the outstanding common shares), leaving up to 15,817,112 common shares available for future grants under the DSU Plan and under the Stock Option Plan (combined) based on the number of outstanding common shares as at that date on a non-diluted basis (representing an aggregate of approximately 7.92% of the outstanding common shares).

During the year ended December 31, 2024, in accordance with the DSU Plan, the Company granted each of the members of the Board (other than those directors nominated for election by Paulson & Co. Inc.) 88,298 DSUs for a total of 441,490 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$0.94 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

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

DSUs outstanding are as follows:

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
		Weighted average		Weighted average
	Number of	grant-date fair	Number of	grant-date fair
	DSUs	value (C$)	DSUs	value (C$)
Balance, beginning of the year	2,702,612	$0.83	2,602,361	$0.89
Issued	441,490	$0.94	672,598	$0.62
Delivered	—	—	(572,347)	$0.87
Balance, end of the year	3,144,102	$0.84	2,702,612	$0.83

Share-based payments

During the year ended December 31, 2024, the Company granted 1,740,000 stock options and 441,490 DSUs. Share-based payment compensation for the year ended December 31, 2024 total $613,690 ($320,448 related to stock options and $293,242 related to DSUs). Of the total expense for the year ended December 31, 2024, $519,249 was included in consulting fees, $88,145 was included in wages and benefits, and $6,296 was included in investor relations in the statement of operations and comprehensive loss.

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

The following weighted average assumptions were used for the Black-Scholes option pricing model of all the stock options excluding the stock options granted on December 2, 2024:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Expected life of options	6 years	6 years
Risk-free interest rate	3.75%	3.29%
Expected volatility	76.79%	74.39%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$0.94	$0.63

The expected volatility used in the Black-Scholes option pricing model is based on the historical volatility of the Company’s shares.

Due to the nature of the stock options granted on December 2, 2024 which have variable vesting conditions, the Black-Scholes model was used to determine the fair value of the 1,000,000 options that vested immediately upon grant and a Monte Carlo Simulation was used with the underlying share price of the Company and the VanEck Junior Gold Miners ETF to determine the fair value of the remaining 1,500,000 options. The following weighted average assumptions were used for the December 2, 2024 stock option grant:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2024
	Black-Scholes	Monte Carlo Simulation
Expected life of options	2 years	2 years
Risk-free interest rate	3.03%	3.04%
Expected volatility	80.31%	81.00%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$0.64	$0.64

8.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable operating segment, being the exploration and development of mineral properties. This segment does not presently report any revenues from operations. The Company’s Chief Executive Officer (“CEO”) acts as the Chief Operating Decision Maker (“CODM”) and the CODM uses consolidated net income/loss as the measure of segment profit and loss to assess performance and allocate resources. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets, with a majority of these assets located in the United States.

We reported no revenues during the years ended December 31, 2024 or 2023.

The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2024
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	652,473	484,707	1,137,180
Total assets	$659,938	$55,859,831	$56,519,769

December 31, 2023
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	1,512,431	479,985	1,992,416
Total assets	$1,519,896	$55,855,109	$57,375,005

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023

Net loss for the year - Canada	$(1,138,375)	$(1,108,518)
Net loss for the year - United States	(2,460,997)	(2,289,451)
Net loss for the year	$(3,599,372)	$(3,397,969)

9.           COMMITMENTS

The following table discloses, as of December 31, 2024, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
						2030 and
	2025	2026	2027	2028	2029	beyond	Total
Mineral Property Leases(1)	$690,457	$698,088	$705,814	$713,637	$721,557	$729,576	$4,259,129
Mining Claim Government Fees	214,790	214,790	214,790	214,790	214,790	214,790	1,288,740
Total	$905,247	$912,878	$920,604	$928,427	$936,347	$944,366	$5,547,869
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

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

11.         SUBSEQUENT EVENT

Subsequent to December 31, 2024, the Company completed a $3.9 million non-brokered private placement pursuant to which it issued 8,192,031 common shares of the Company, at a price of $0.4801 per common share to existing major shareholders of the Company.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2024, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2024. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2024 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the year ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2024 (the “2025 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com. We intend to post on our website any amendments to, or waivers from our Code of Business Conduct and Ethics applicable to senior financial executives.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2025 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2025 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2025 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2025 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

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

10.7**+	Addendum No. 6 to Upland Mining Lease, effective June 30, 2023, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc.

10.8*	2006 Stock Option Plan, as amended September 19, 2012 (filed as Exhibit 10.9 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.9*	Form of Stock Option Agreement for use under the 2006 Stock Option Plan (filed as Exhibit 10.10 to the Company’s Form 10-K on March 13, 2013 and incorporated herein by reference)

10.10*	2017 Deferred Share Unit Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on August 11, 2017 and incorporated herein by reference)

10.11*

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

10.13*

Amended and Restated Employment Agreement, dated March 12, 2018, between Karl Hanneman and Tower Hill Mines (US) LLC (filed as Exhibit 10.16 to the Company’s Form 10-K on March 16, 2018 and is incorporated herein by reference)

10.14

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

10.16	Subscription Agreement, dated March 13, 2018, between the Company and Paulson & Co. Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

10.17

Subscription Agreement, dated January 16, 2024, between the Company and Paulson & Co. Inc. , Sprott Asset Management USA, Inc., and Heptagon plc Kopernik Global All-Cap Equity Fund, a fund managed by Kopernik Global Investors, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K on January 22, 2024 and incorporated herein by reference)

10.18

Consulting Agreement, dated December 2, 2024, between the Company and Phenom Ventures LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2024 and incorporated herein by reference)

10.19

Stock Option Agreement, dated December 2, 2024, between the Company and Phenom Ventures LLC (filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 2, 2024 and incorporated herein by reference)

10.20	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2025 and incorporated herein by reference)

19.1+	Insider Trading Policy

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on March 10, 2021 and incorporated herein by reference)

23.1+	Consent of Davidson & Company LLC

24+	Power of Attorney (see signature page)

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Recovery Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K on March 8, 2024 and incorporated herein by reference)

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2024 and 2023, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2024 and 2023, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023, and (v) the Notes to the Consolidated Financial Statements

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

Date: March 12, 2025

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

By:	/s/ Karl L. Hanneman	By:	/s/ Stuart A. Harshaw
	Karl L. Hanneman		Stuart A. Harshaw
	Chief Executive Officer and Director		Director
(Principal Executive Officer)

Date:	March 12, 2025	Date:	March 12, 2025

By:	/s/ David Cross	By:	/s/ Marcelo Kim
	David Cross		Marcelo Kim
	Chief Financial Officer (Principal Financial and Accounting Officer)		Director

Date:	March 12, 2025	Date:	March 12, 2025

By:	/s/ Anton J. Drescher	By:	/s/ Thomas S. Weng
	Anton J. Drescher		Thomas S. Weng
	Director		Director

Date:	March 12, 2025	Date:	March 12, 2025

By:	/s/ Edel Tully
Edel Tully
Director

Date:	March 12, 2025