Form 10-Q
period 2025-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2025-05-09
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 207,885,473 common shares outstanding.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024, which are incorporated herein by reference, as well as other factors described elsewhere in the Company’s other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at March 31, 2025 and December 31, 2024

(Expressed in US Dollars - Unaudited)

		March 31,	December 31,
	Note	2025	2024
ASSETS

Current
Cash and cash equivalents	1	$4,262,573	$992,487
Prepaid expenses and other		163,876	144,693
Total current assets		4,426,449	1,137,180

Property and equipment		7,465	7,465
Mineral property	4	55,375,124	55,375,124

Total assets		$59,809,038	$56,519,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$21,199	$38,374
Accrued liabilities	5	219,207	139,103

Total liabilities		240,406	177,477

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 207,885,473 and 199,693,442 shares issued and outstanding at March 31, 2025 December 31, 2024, respectively	6	294,983,309	291,169,769
Contributed surplus	6	36,987,136	36,923,555
Accumulated other comprehensive income		1,431,405	1,413,118
Deficit		(273,833,218)	(273,164,150)

Total shareholders’ equity		59,568,632	56,342,292

Total liabilities and shareholders’ equity		$59,809,038	$56,519,769

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2025 and 2024

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2025	March 31, 2024
Operating expenses
Consulting fees	6	$110,044	$57,563
Insurance		47,011	52,876
Investor relations	6	10,059	9,816
Mineral property	4	148,487	130,104
Office		4,272	4,475
Other		2,997	4,164
Professional fees		32,242	42,259
Regulatory		61,731	67,450
Rent		33,790	33,796
Travel		7,799	2,114
Wages and benefits	6	203,823	208,292
Total operating expenses		(662,255)	(612,909)

Other income (expense)
Gain (loss) on foreign exchange		(18,107)	38,404
Interest income		11,294	29,197
Total other income (expense)		(6,813)	67,601

Net loss for the period		(669,068)	(545,308)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		18,287	(26,042)
Total other comprehensive income (loss) for the period		18,287	(26,042)
Comprehensive loss for the period		$(650,781)	$(571,350)

Basic and diluted loss per share		$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and diluted		202,585,647	198,982,074

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2025 and 2024

(Expressed in US Dollars - Unaudited)

	Three-Month Period Ended March 31, 2024
				Accumulated
				Other
	Number of		Contributed	Comprehensive
	Shares	Share Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2023	195,885,531	$288,866,139	$36,309,865	$1,528,828	$(269,564,778)	$57,140,054
Share issuance	3,807,911	2,528,453	—	—	—	2,528,453
Share issuance costs	—	(215,256)	—	—	—	(215,256)
Stock-based compensation-options	—	—	13,810	—	—	13,810
Exchange difference on translating foreign operations	—	—	—	(26,042)	—	(26,042)
Net loss	—	—	—	—	(545,308)	(545,308)
Balance, March 31, 2024	199,693,442	$291,179,336	$36,323,675	$1,502,786	$(270,110,086)	$58,895,711

	Three-Month Period Ended March 31, 2025
				Accumulated
				Other
	Number of		Contributed	Comprehensive
	Shares	Share Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2024	199,693,442	$291,169,769	$36,923,555	$1,413,118	$(273,164,150)	$56,342,292
Share issuance	8,192,031	3,932,994	—	—	—	3,932,994
Share issuance costs	—	(119,454)	—	—	—	(119,454)
Stock-based compensation-options	—	—	63,581	—	—	63,581
Exchange difference on translating foreign operations	—	—	—	18,287	—	18,287
Net loss	—	—	—	—	(669,068)	(669,068)
Balance, March 31, 2025	207,885,473	$294,983,309	$36,987,136	$1,431,405	$(273,833,218)	$59,568,632

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2025 and 2024

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating Activities
Loss for the period	$(669,068)	$(545,308)
Add items not affecting cash:
Stock-based compensation-options	63,581	13,810
Changes in non-cash items:
Accounts receivable	7,572	(34,598)
Prepaid expenses and other	(26,657)	124,763
Accounts payable and accrued liabilities	(35,674)	(12,985)
Cash and cash equivalents used in operating activities	(660,246)	(454,318)

Financing Activities
Issuance of shares	3,932,994	2,528,453
Share issuance costs	(20,888)	(150,256)
Cash and cash equivalents provided by financing activities	3,912,106	2,378,197

Investing Activities
Short-term investments	—	(1,000,000)
Cash and cash equivalents used by investing activities	—	(1,000,000)

Effect of foreign exchange on cash	18,226	(23,533)
Change in cash and cash equivalents	3,270,086	900,346
Cash and cash equivalents, beginning of the period	992,487	1,687,690

Cash and cash equivalents, end of the period	$4,262,573	$2,588,036

Supplementary Disclosures:

Non-cash financing and investing transactions
Share issuance costs in accounts payable	$14,734	$—
Share issuance costs in accrued liabilities	83,832	65,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 1570 – 200 Burrard Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At March 31, 2025, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at March 31, 2025, the Company had cash and cash equivalents of $4,262,573 compared to $992,487 at December 31, 2024. The Company has no revenue generating operations from which it can internally generate funds.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. As at May 8, 2025, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2025 and the results of its operations for the three months then ended. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2025 and 2024

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

On May 8, 2025, the Board of Directors of the Company (the “Board”) approved these condensed consolidated interim financial statements.

All currency amounts are stated in U.S. dollars unless noted otherwise. References to C$ refer to Canadian currency.

Basis of consolidation

These condensed consolidated interim financial statements include the accounts of ITH and its wholly-owned subsidiaries TH Alaska, TH US, and LPI. All intercompany transactions and balances have been eliminated.

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company did not incur any acquisition costs in respect of the Livengood Gold Project during the three months ended March 31, 2025:

Mineral property costs	Amount
Balance, December 31, 2024	$55,375,124
Acquisition costs	—
Balance, March 31, 2025	$55,375,124

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for mineral property activities for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Mineral property costs:
Environmental	$41,101	$35,274
Equipment rental	5,884	9,278
Field costs	62,164	42,214
Land maintenance and tenure	30,200	30,200
Legal	6,838	12,181
Transportation and travel	2,300	957
Total expenditures for the period	$148,487	$130,104

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 29 years until June 30, 2033, subject to further extensions beyond June 30, 2033 by either (1) commercial production or (2) payment of an annual advance minimum royalty and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of l% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the three months ended March 31, 2025 and from the inception of this lease, the Company has paid $Nil and $5,342,981, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the three months ended March 31, 2025 and from the inception of this lease, the Company has paid $Nil and $1,030,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

c)	A lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as minimum royalties are paid. In 2019, the Company acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The lease requires a minimum royalty of $15,000 payable to the remaining third-party lessors on or before each anniversary date subsequent to January 18, 2017 (all of which minimum royalties are recoverable from production royalties). As of March 31, 2025, the Company has paid $315,000 to the remaining third-party lessors in minimum royalties from the inception of this lease. A production royalty of 1.8% NSR is payable to the remaining third-party lessors. At any time during the term of the lease, the Company may exercise its option to purchase all interests of the remaining third-party lessors in the patented lode claims subject to the lease (including the production royalty) for $600,000 (less all minimum and production royalties paid to said lessors prior to the date the option is exercised), of which 10% of the purchase price is payable upon exercise, 40% is payable in equal installments over the subsequent four years following the exercise, and 50% is payable by way of the 1.8% NSR production royalty. Upon commencement of commercial production, the option must be exercised.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor an additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the three months ended March 31, 2025, for a total of $248,000 from the inception of this lease.

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

5.    ACCRUED LIABILITIES

The following table presents the Company’s accrued liabilities balances at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Accrued liabilities	$187,085	$83,876
Accrued salaries and benefits	32,122	55,227
Total accrued liabilities	$219,207	$139,103

Accrued liabilities at March 31, 2025 include accruals for general corporate costs and project costs of $134,456 and $52,629, respectively. Accrued liabilities at December 31, 2024 include accruals for general corporate costs and project costs of $44,831 and $39,045, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares, no par value. At December 31, 2024 and March 31, 2025, there were 199,693,442 and 207,885,473 shares issued and outstanding, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

Share issuances

During the three months ended March 31, 2025, the Company issued 8,192,031 common shares pursuant to a $3,932,994 non-brokered private placement at a price of $0.4801 per common share to existing major shareholders of the Company.

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

A summary of the options outstanding under the Stock Option Plan as of March 31, 2025 and December 31, 2024 is presented below:

	Three Months Ended			Year Ended
	March 31, 2025			December 31, 2024
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	4,152,232	$0.78		1,787,049	$0.92
Granted	—	—		2,740,000	0.67
Expired	(250,000)	1.35		(374,817)	0.61
Balance, end of the period	3,902,232	$0.74	$782,706	4,152,232	$0.78	$2,400

The weighted average remaining life of options outstanding at March 31, 2025 was 2.1 years.

Further details regarding stock options outstanding as at March 31, 2025 and December 31, 2024 are presented below:

	March 31, 2025			December 31, 2024
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
February 1, 2025	—	—	—	$1.35	250,000	250,000
August 8, 2025	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	240,000
May 24, 2028	$0.92	240,000	240,000	$0.92	240,000	240,000
May 23, 2029	$0.63	240,000	160,000	$0.63	240,000	160,000
May 29, 2030	$0.94	240,000	80,000	$0.94	240,000	80,000
December 2, 2026	$0.64	2,500,000	1,000,000	$0.64	2,500,000	1,000,000
		3,902,232	2,162,232		4,152,232	2,412,232

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

A summary of the non-vested options as of March 31, 2025 and changes during the three months ended March 31, 2025 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2024	1,740,000	$0.28
Outstanding at March 31, 2025	1,740,000	$0.28

At March 31, 2025, there was unrecognized compensation expense of C$293,140 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.8 years.

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

There were no DSU grants during the three months ended March 31, 2025.

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

Each DSU entitles the holder to receive one common share of the Company’s stock without the payment of any consideration. The DSUs vest immediately upon being granted, but the common shares underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Board.

DSUs outstanding as at March 31, 2025 and December 31, 2024 are as follows:

	Three Months Ended		Year Ended
	March 31, 2025		December 31, 2024
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	3,144,102	$0.84	2,702,612	$0.83
Issued	—	—	441,490	0.94
Balance, end of the period	3,144,102	$0.84	3,144,102	$0.84

Share-based payments

During the three months ended March 31, 2025, there were no stock options granted under the Stock Option Plan and no DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended March 31, 2025 totalled $63,581 related to stock options. Of the total expense for the period ended March 31, 2025, $48,297 was included in consulting fees, $1,019 was included in investor relations, and $14,265 was included in wages and benefits in the statement of operations and comprehensive loss.

During the three months ended March 31, 2024, there were no stock options granted under the Stock Option Plan and no DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

March 31, 2024 totalled $13,810 related to stock options. Of the total expense for the period ended March 31, 2024, $863 was included in consulting fees, $863 was included in investor relations, and $12,084 was included in wages and benefits in the statement of operations and comprehensive loss.

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2025
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	3,981,697	444,752	4,426,449
Total assets	$3,989,162	$55,819,876	$59,809,038
December 31, 2024
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	652,473	484,707	1,137,180
Total assets	$659,938	$55,859,831	$56,519,769

Three Months Ended	March 31, 2025	March 31, 2024
Net loss for the period – Canada	$(253,047)	$(133,090)
Net loss for the period – United States	(416,021)	(412,218)
Net loss for the period	$(669,068)	$(545,308)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of March 31, 2025, including future anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2025	2026	2027	2028	2029	2030 and beyond	Total
Mineral Property Leases(1)	$660,457	$698,088	$705,184	$713,637	$721,557	$729,576	$4,229,129
Mining Claim Government Fees	214,790	214,790	214,790	214,790	214,790	214,790	1,288,740
Total	$875,247	$912,878	$920,604	$928,427	$936,347	$944,366	$5,517,869
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 as well as the “Forward Looking Statements” legend contained elsewhere in this report. All currency amounts are stated in U.S. dollars unless noted otherwise. References to C$ refer to Canadian currency.

Current Business Activities

General

International Tower Hill Mines Ltd. (“ITH” or the “Company”) consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. The Company currently holds or has the right to acquire interests in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in the Livengood Gold Project, which as of December 31, 2024, has proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and a measured and indicated mineral resource, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, both as reported in the Technical Report Summary attached as Exhibit 96.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on October 17, 2023. A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, is set forth in Part I, Item 2. Properties of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 12, 2025.

Recent Developments

Livengood Gold Project Pre-Feasibility Study

On March 4, 2025, the Company announced that it had completed a non-brokered private placement (the “Private Placement”) pursuant to which it issued common shares to existing major shareholders to raise gross proceeds of approximately US$3.9 million. The Private Placement consisted of 8,192,031 common shares of the Company at a price of US$0.4801 per common share.

On March 12, 2025, the Company announced that the Board had approved a 2025 budget of $3.7 million and endorsed the associated 2025 work program to advance the Livengood Gold Project. The 2025 work program will begin metallurgical study of the massive stibnite antimony mineralization, advance the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, and continue community engagement.

Results of Operations

Summary of Quarterly Results

Description	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Net income (loss)	$(669,068)	$(954,847)	$(667,302)	$(1,431,915)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Net income (loss)	$(545,308)	$(716,184)	$(710,351)	$(1,467,897)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024

The Company had a net loss of $669,068 for the three months ended March 31, 2025, compared to a net loss of $545,308 for the three months ended March 31, 2024.

Excluding share-based costs of $48,297 and $863 for the three months ended March 31, 2025 and March 31, 2024, respectively, consulting fees were $61,747 for the three months ended March 31, 2025 compared to $56,700 for the three months ended March 31, 2024. The increase of $5,047 was primarily due to services provided to determine valuation of options granted to certain contractors on December 2, 2024 that vest if certain market conditions are met.

Mineral property expenditures were $148,487 for the three months ended March 31, 2025, compared to $130,104 for the three months ended March 31, 2024. The increase of $18,383 was primarily due to timing variances for environmental activities for an increase of $23,726, partially offset by a decrease of $5,343 for legal services.

Travel expenses were $7,799 for the three months ended March 31, 2025 compared to $2,114 for the three months ended March 31, 2024. The increase of $5,685 is due primarily due to a timing variance.

Excluding share-based costs of $14,265 and $12,084 for the three months ended March 31, 2025 and March 31, 2024, respectively, wages and benefits were $189,558 for the three months ended March 31, 2025 compared to $196,208 for the three months ended March 31, 2024. The decrease of $6,650 was primarily due to timing of payroll benefits.

Professional fees were $32,242 and $42,259 for the three months ended March 31, 2025 and March 31, 2024, respectively. The decrease of $10,017 is due primarily to a timing variance for audit services for a decrease of $14,921 and reduced XBRL filing services of $1,677 partially offset by increased legal services of $6,581.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the three-month periods ended March 31, 2025 and 2024 were allocated as follows:

Expense category:	March 31, 2025	March 31, 2024
Consulting	$48,297	$863
Investor relations	1,019	863
Wages and benefits	14,265	12,084
Total	$63,581	$13,810

Share-based payment charges were $63,581 during the three months ended March 31, 2025 compared to $13,810 during the three months ended March 31, 2024. The increase of $49,771 was mainly the result of equity compensation issued or granted to certain contractors of the Company on December 2, 2024, as compared to the three months ended March 31, 2024.

Other items amounted to total other expense of $6,813 during the three-month period ended March 31, 2025 compared to total other income of $67,601 during the three-month period ended March 31, 2024. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $18,107 during the three-month period ended March 31, 2025, compared to a gain of $38,404 during the three-month period ended March 31, 2024. The average exchange rate during the three-month period ended March 31, 2025 was C$1 to $0.6968, compared to C$1 to $0.7380 during the three-month period ended March 31, 2024. Interest income was $11,294 for the three-month period ended March 31, 2025, compared to $29,197 for the three-month period ended March 31, 2024. The decrease of $17,903 was primarily due to short-term investment certificates being invested upon maturity at a lower interest rate.

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

As at March 31, 2025, the Company had cash and cash equivalents of $4,262,573 compared to $992,487 at December 31, 2024. The increase of approximately $3.3 million resulted mainly from net financing activities of $3.9 million partially offset by operating activities of $0.6 million.

Financing activities during the three-month period ended March 31, 2025 included the Private Placement pursuant to which the Company issued 8,192,031 common shares to existing major shareholders to raise gross proceeds of approximately $3.9 million.

Financing activities during the three-month period ended March 31, 2024 included a private placement that closed in January 2024 pursuant to which the Company issued 3,807,911 common shares to existing major shareholders to raise gross proceeds of approximately $2.5 million.

The Company had no cash flows from investing activities during the three-month period ended March 31, 2025.

Investing activities during the three-month period ended March 31, 2024 comprised solely the transfer of $1.0 million cash to one short-term bank certificate of deposit.

As at March 31, 2025, the Company had working capital of $4,186,043 compared to working capital of $959,703 at December 31, 2024. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient to cover the anticipated 2025 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of current market conditions.

Our anticipated expenditures for the year ending December 31, 2025 are approximately $3.7 million, which are expected to be funded from cash on hand. These expenditures include $0.9 million for mineral property leases and mining claim government fees and $2.8 million for general corporate and administrative purposes. Expenditures for mineral property leases and mining claims government fees are anticipated to be approximately $0.9 million in 2026 and $0.9 million in 2027. See Note 8 to the Company’s condensed consolidated interim financial statements included elsewhere in this report for further information regarding the Company’s known contractual obligations.

Critical Accounting Estimates

For a discussion of the accounting judgments and estimates that the Company’s management has identified as critical in the preparation of the Company’s financial statements, please see “Critical Accounting Estimates” under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in the Company’s critical accounting estimates during the three months ended March 31, 2025.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company believes that it has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, under Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2025, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2025, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K on March 4, 2025 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: May 9, 2025

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2025