Form 10-Q
period 2025-06-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2025-08-08
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-33638

INTERNATIONAL TOWER HILL MINES LTD.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0668474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1570 - 200 Burrard Street Vancouver, British Columbia, Canada (Address of Principal Executive Offices)	V6C 3L6 (Zip code)

Registrant’s telephone number, including area code: (604) 683-6332

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Shares, no par value	THM	NYSE American

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

As of August 1, 2025, the registrant had 207,885,473 common shares outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements or information within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning anticipated results and developments in the operations of International Tower Hill Mines Ltd. (“we,” “us,” “our,” “ITH” or the “Company”) in future periods, planned exploration and development activities, the adequacy of the Company’s financial resources and other events or conditions that may occur in the future. Forward-looking statements are frequently, but not always, identified by words such as “expects,” “anticipates,” “believes,” “intends,” “estimates,” “potential,” “possible” and similar expressions, or statements that events, conditions or results “will,” “may,” “could” or “should” (or the negative and grammatical variations of any of these terms) occur or be achieved. These forward-looking statements may include, but are not limited to, statements concerning:

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at June 30, 2025 and December 31, 2024

(Expressed in US Dollars - Unaudited)

		June 30,	December 31,
	Note	2025	2024
ASSETS

Current
Cash and cash equivalents	1	$2,845,065	$992,487
Prepaid expenses and other		249,723	144,693
Total current assets		3,094,788	1,137,180

Property and equipment		7,465	7,465
Mineral property	4	55,375,124	55,375,124

Total assets		$58,477,377	$56,519,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$57,857	$38,374
Accrued liabilities	5	133,959	139,103

Total liabilities		191,816	177,477

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 207,885,473 and 199,693,442 shares issued and outstanding at June 30, 2025 December 31, 2024, respectively	6	294,980,859	291,169,769
Contributed surplus	6	37,433,536	36,923,555
Accumulated other comprehensive income		1,629,470	1,413,118
Deficit		(275,758,304)	(273,164,150)

Total shareholders’ equity		58,285,561	56,342,292

Total liabilities and shareholders’ equity		$58,477,377	$56,519,769

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2025 and 2024

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Six Months Ended
	Note	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating expenses
Consulting fees	6	$439,354	$355,048	$549,398	$412,611
Insurance		65,136	51,211	112,147	104,087
Investor relations	6	33,839	32,272	43,898	42,088
Mineral property exploration	4	801,909	628,951	950,396	759,055
Office		5,646	7,214	9,918	11,689
Other		4,182	4,171	7,179	8,335
Professional fees		56,572	76,637	88,814	118,896
Regulatory		32,966	26,689	94,697	94,139
Rent		33,792	33,794	67,582	67,590
Travel		2,305	10,583	10,104	12,697
Wages and benefits	6	287,833	259,553	491,656	467,845
Total operating expenses		(1,763,534)	(1,486,123)	(2,425,789)	(2,099,032)

Other income (expenses)
Gain/(Loss) on foreign exchange		(190,324)	26,031	(208,431)	64,435
Interest income		28,772	28,177	40,066	57,374
Total other income (expenses)		(161,552)	54,208	(168,365)	121,809

Net loss for the period		(1,925,086)	(1,431,915)	(2,594,154)	(1,977,223)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		198,065	(43,638)	216,352	(69,680)
Total other comprehensive income (loss) for the period		198,065	(43,638)	216,352	(69,680)
Comprehensive loss for the period		$(1,727,021)	$(1,475,553)	$(2,377,802)	$(2,046,903)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		207,885,473	199,693,442	205,250,201	199,339,723

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2025 and 2024

(Expressed in US Dollars - Unaudited)

	Six Months Ended June 30, 2024
				Accumulated
				Other
	Number of		Contributed	Comprehensive
	Shares	Share Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2023	195,885,531	$288,866,139	$36,309,865	$1,528,828	$(269,564,778)	$57,140,054
Share issuance	3,807,911	2,528,453	—	—	—	2,528,453
Share issuance costs	—	(224,823)	—	—	—	(224,823)
Stock-based compensation-options	—	—	66,091	—	—	66,091
Stock-based compensation-DSUs	—	—	293,242	—	—	293,242
Exchange difference on translating foreign operations	—	—	—	(69,680)	—	(69,680)
Net loss	—	—	—	—	(1,977,223)	(1,977,223)
Balance, June 30, 2024	199,693,442	$291,169,769	$36,669,198	$1,459,148	$(271,542,001)	$57,756,114

	Three Months Ended June 30, 2024
				Accumulated
				Other
	Number of		Contributed	Comprehensive
	Shares	Share Capital	Surplus	Income	Deficit	Total
Balance, March 31, 2024	199,693,442	$291,179,336	$36,323,675	$1,502,786	$(270,110,086)	$58,895,711
Share issuance costs	—	(9,567)	—	—	—	(9,567)
Stock-based compensation-options	—	—	52,281	—	—	52,281
Stock-based compensation-DSUs	—	—	293,242	—	—	293,242
Exchange difference on translating foreign operations	—	—	—	(43,638)	—	(43,638)
Net loss	—	—	—	—	(1,431,915)	(1,431,915)
Balance, June 30, 2024	199,693,442	$291,169,769	$36,669,198	$1,459,148	$(271,542,001)	$57,756,114

	Six Months Ended June 30, 2025
				Accumulated
				Other
	Number of		Contributed	Comprehensive
	Shares	Share Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2024	199,693,442	$291,169,769	$36,923,555	$1,413,118	$(273,164,150)	$56,342,292
Share issuance	8,192,031	3,932,994	—	—	—	3,932,994
Share issuance costs	—	(121,904)	—	—	—	(121,904)
Stock-based compensation-options	—	—	172,547	—	—	172,547
Stock-based compensation-DSUs	—	—	337,434	—	—	337,434
Exchange difference on translating foreign operations	—	—	—	216,352	—	216,352
Net loss	—	—	—	—	(2,594,154)	(2,594,154)
Balance, June 30, 2025	207,885,473	$294,980,859	$37,433,536	$1,629,470	$(275,758,304)	$58,285,561

	Three Months Ended June 30, 2025
				Accumulated
				Other
	Number of		Contributed	Comprehensive
	Shares	Share Capital	Surplus	Income	Deficit	Total
Balance, March 31, 2025	207,885,473	$294,983,309	$36,987,136	$1,431,405	$(273,833,218)	$59,568,632
Share issuance costs	—	(2,450)	—	—	—	(2,450)
Stock-based compensation-options	—	—	108,966	—	—	108,966
Stock-based compensation-DSUs	—	—	337,434	—	—	337,434
Exchange difference on translating foreign operations	—	—	—	198,065	—	198,065
Net loss	—	—	—	—	(1,925,086)	(1,925,086)
Balance, June 30, 2025	207,885,473	$294,980,859	$37,433,536	$1,629,470	$(275,758,304)	$58,285,561

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025 and 2024

(Expressed in US Dollars - Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Operating Activities
Loss for the period	$(2,594,154)	$(1,977,223)
Add items not affecting cash:
Stock-based compensation-options	172,547	66,091
Stock-based compensation-DSUs	337,434	293,242
Changes in non-cash items:
Accounts receivable	(8,809)	(12,400)
Prepaid expenses and other	(89,917)	32,245
Accounts payable and accrued liabilities	8,816	(58,002)
Cash and cash equivalents used in operating activities	(2,174,083)	(1,656,047)

Financing Activities
Issuance of shares	3,932,994	2,528,453
Share issuance costs	(118,879)	(224,823)
Cash and cash equivalents provided by financing activities	3,814,115	2,303,630

Effect of foreign exchange on cash	212,546	(65,333)
Change in cash and cash equivalents	1,852,578	582,250
Cash and cash equivalents, beginning of the period	992,487	1,687,690

Cash and cash equivalents, end of the period	$2,845,065	$2,269,940

Supplementary Disclosures:

Non-cash financing and investing transactions
Share issuance costs in accounts payable	$3,025	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 1570 – 200 Burrard Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At June 30, 2025, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at June 30, 2025, the Company had cash and cash equivalents of $2,845,065 compared to $992,487 at December 31, 2024. The Company has no revenue generating operations from which it can internally generate funds.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. As at August 7, 2025, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2025 and the results of its operations for the six months then ended. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 2025 and 2024

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

On August 7, 2025, the Board of Directors of the Company (the “Board”) approved these unaudited condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company did not incur any acquisition costs in respect of the Livengood Gold Project during the three months ended June 30, 2025:

Mineral property costs	Amount
Balance, December 31, 2024	$55,375,124
Acquisition costs	—
Balance, June 30, 2025	$55,375,124

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for mineral property activities for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Mineral property costs:
Aircraft	$11,400	$10,790
Environmental	111,385	108,649
Equipment rental	11,647	17,863
Field costs	90,201	66,938
Geological/geophysical	3,542	—
Land maintenance and tenure	690,950	540,226
Legal	35,918	9,125
Transportation and travel	(4,647)	5,464
Total expenditures for the period	$950,396	$759,055

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 29 years until June 30, 2033, subject to further extensions beyond June 30, 2033 by either (1) commercial production or (2) payment of an annual advance minimum royalty and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of 1% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the six months ended June 30, 2025 and from the inception of this lease, the Company has paid $610,457 and $5,953,438, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the six months ended June 30, 2025 and from the inception of this lease, the Company has paid $50,000 and $1,080,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

c)	A lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as minimum royalties are paid. In 2019, the Company acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The lease requires a minimum royalty of $15,000 payable to the remaining third-party lessors on or before each anniversary date subsequent to January 18, 2017 (all of which minimum royalties are recoverable from production royalties). As of June 30, 2025, the Company has paid $315,000 to the remaining third-party lessors in minimum royalties from the inception of this lease. A production royalty of 1.8% NSR is payable to the remaining third-party lessors. At any time during the term of the lease, the Company may exercise its option to purchase all interests of the remaining third-party lessors in the patented lode claims subject to the lease (including the production royalty) for $600,000 (less all minimum and production royalties paid to said lessors prior to the date the option is exercised), of which 10% of the purchase price is payable upon exercise, 40% is payable in equal installments over the subsequent four years following the exercise, and 50% is payable by way of the 1.8% NSR production royalty. Upon commencement of commercial production, the option must be exercised.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor an additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the six months ended June 30, 2025, for a total of $248,000 from the inception of this lease.

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

5.    ACCRUED LIABILITIES

The following table presents the Company’s accrued liabilities balances at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Accrued liabilities	$109,314	$83,876
Accrued salaries and benefits	24,645	55,227
Total accrued liabilities	$133,959	$139,103

Accrued liabilities at June 30, 2025 include accruals for general corporate costs and project costs of $63,216 and $46,098, respectively. Accrued liabilities at December 31, 2024 include accruals for general corporate costs and project costs of $44,831 and $39,045, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares, no par value. At December 31, 2024 and June 30, 2025, there were 199,693,442 and 207,885,473 shares issued and outstanding, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

Share issuances

During the six months ended June 30, 2025, the Company issued 8,192,031 common shares pursuant to a $3,932,994 non-brokered private placement at a price of $0.4801 per common share to existing major shareholders of the Company.

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

A summary of the options outstanding under the Stock Option Plan as of June 30, 2025 and December 31, 2024 is presented below:

	Six Months Ended			Year Ended
	June 30, 2025			December 31, 2024
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	4,152,232	$0.78		1,787,049	$0.92
Granted	240,000	1.25		2,740,000	0.67
Forfeited/cancelled	(500,000)	0.64		—	—
Expired	(250,000)	1.35		(374,817)	0.61
Balance, end of the period	3,642,232	$0.79	$1,428,464	4,152,232	$0.78	$2,400

The weighted average remaining life of options outstanding at June 30, 2025 was 2.1 years.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

Further details regarding stock options outstanding as at June 30, 2025 and December 31, 2024 are presented below:

	June 30, 2025			December 31, 2024
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
February 1, 2025	—	—	—	$1.35	250,000	250,000
August 8, 2025*	$0.85	187,232	187,232	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	240,000
May 24, 2028	$0.92	240,000	240,000	$0.92	240,000	240,000
May 23, 2029	$0.63	240,000	240,000	$0.63	240,000	160,000
May 29, 2030	$0.94	240,000	160,000	$0.94	240,000	80,000
December 2, 2026	$0.64	2,000,000	1,000,000	$0.64	2,500,000	1,000,000
June 4, 2031	$1.25	240,000	80,000	—	—	—
		3,642,232	2,402,232		4,152,232	2,412,232

*Expiry date automatically extended to August 26, 2025, the tenth business day following the end of a normally scheduled quarterly blackout period imposed on the holders of the stock options, pursuant to the terms of the Stock Option Plan.

A summary of the non-vested options as of June 30, 2025 and changes during the six months ended June 30, 2025 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2024	1,740,000	$0.28
Granted	240,000	0.87
Forfeited/cancelled	(500,000)	0.13
Vested	(240,000)	0.64
Outstanding at June 30, 2025	1,240,000	$0.38

At June 30, 2025, there was unrecognized compensation expense of C$350,024 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.4 years.

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

During the six months ended June 30, 2025, in accordance with the DSU Plan, the Company granted each of the members of the Board (other than those directors nominated for election by Paulson & Co. Inc.) 66,400 DSUs for a total of 332,000 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$1.25 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

DSUs outstanding as at June 30, 2025 and December 31, 2024 are as follows:

	Six Months Ended		Year Ended
	June 30, 2025		December 31, 2024
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	3,144,102	$0.84	2,702,612	$0.83
Issued	332,000	1.25	441,490	0.94
Balance, end of the period	3,476,102	$0.88	3,144,102	$0.84

Share-based payments

During the six months ended June 30, 2025, there were 240,000 stock options granted under the Stock Option Plan and 332,000 DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2025 totalled $509,981 ($172,547 related to stock options and $337,434 related to DSUs). Of the total expense for the period ended June 30, 2025, $430,979 was included in consulting fees ($93,545 related to stock options and $337,434 related to DSUs), $5,267 related to stock options was included in investor relations, and $73,735 related to stock options was included in wages and benefits in the statement of operations and comprehensive loss.

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

	YTD June 30, 2025		YTD June 30, 2024
Expected life of options	6	years	6	years
Risk-free interest rate	2.90%		2.64%
Annualized volatility	78.48%		76.75%
Dividend rate	0.00%		0.00%
Exercise price (C$)	$1.25		$0.92

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 2025 and 2024

(Expressed in US dollars – Unaudited)

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
June 30, 2025
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	2,679,550	415,238	3,094,788
Total assets	$2,687,015	$55,790,362	$58,477,377
December 31, 2024
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	652,473	484,707	1,137,180
Total assets	$659,938	$55,859,831	$56,519,769

Three Months Ended	June 30, 2025	June 30, 2024
Net loss for the period – Canada	$(813,280)	$(495,345)
Net loss for the period – United States	(1,111,806)	(936,570)
Net loss for the period	$(1,925,086)	$(1,431,915)

Six Months Ended	June 30, 2025	June 30, 2024
Net loss for the period – Canada	$(1,066,327)	$(628,435)
Net loss for the period – United States	(1,527,827)	(1,348,788)
Net loss for the period	$(2,594,154)	$(1,977,223)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of June 30, 2025, including future anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2025	2026	2027	2028	2029	2030 and beyond	Total
Mineral Property Leases(1)	$—	$698,088	$705,814	$713,637	$721,557	$729,576	$3,568,672
Mining Claim Government Fees	214,790	214,790	214,790	214,790	214,790	214,790	1,288,740
Total	$214,790	$912,878	$920,604	$928,427	$936,347	$944,366	$4,857,412
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

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

Current Business Activities

General

International Tower Hill Mines Ltd. (“ITH” or the “Company”) consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. The Company currently holds or has the right to acquire interests in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project.” The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in the Livengood Gold Project, which as of December 31, 2024, has proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and a measured and indicated mineral resource, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, both as reported in the Technical Report Summary attached as Exhibit 96.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on October 17, 2023. A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, is set forth in Part I, Item 2. Properties of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 12, 2025.

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

Results of Operations

Summary of Quarterly Results

Description	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Net income (loss)	$(1,925,086)	$(669,068)	$(954,847)	$(667,302)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Net income (loss)	$(1,431,915)	$(545,308)	$(716,184)	$(710,351)
Basic and diluted net gain (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Three Months Ended June 30, 2025 compared to Three Months Ended June 20, 2024

The Company had a net loss of $1,925,086 for the three months ended June 30, 2025, compared to a net loss of $1,431,915 for the three months ended June 30, 2024.

Mineral property expenditures were $801,909 and $628,951 for the three months ended June 30, 2025 and June 30, 2024, respectively. The increase of $172,958 was primarily due to a higher advance minimum royalty payment for an increase of $150,724 and timing variances for land-related legal services for an increase of $32,136, partially offset by a decrease of $9,902 for environmental activities.

Excluding share - based costs of $382,682 and $296,510 for the three months ended June 30, 2025 and June 30, 2024, respectively, consulting fees were $56,672 for the three months ended June 30, 2025 compared to $58,538 for the three months ended June 30, 2024.

Excluding share-based costs of $59,470 and $45,745 for the three months ended June 30, 2025 and June 30, 2024, respectively, wages and benefits were $228,363 for the three months ended June 30, 2025 compared to $213,808 for the three months ended June 30, 2024. The increase of $14,555 was primarily due to timing of payroll benefits.

Insurance costs were $65,136 and $51,211 for the three months ended June 30, 2025 and June 30, 2024, respectively. The increase of $13,925 was primarily due to a timing variance due to a change in insurance providers.

Regulatory costs were $32,966 and $26,689 for the three months ended June 30, 2025 and June 30, 2024, respectively. The increase of $6,277 was primarily due to timing variances for expenses related to services provided by the Company’s stock transfer agency.

Travel costs were $2,305 and $10,583 for the three months ended June 30, 2025 and June 30, 2024, respectively. The decrease of $8,278 was primarily due to timing variances of actual travel.

Professional fees were $56,572 and $76,637 for the three months ended June 30, 2025 and June 30, 2024, respectively. The decrease of $20,065 was primarily due to timing variances for legal services for a decrease of $19,868, accounting and tax services for a decrease of $2,503, and XBRL services for an increase of $2,306.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share - based payment charges

Share - based payment charges for the three months ended June 30, 2025 and 2024 were allocated as follows:

Expense category:	June 30, 2025	June 30, 2024
Consulting	$382,682	$296,510
Investor relations	4,248	3,268
Wages and benefits	59,470	45,745
Total	$446,400	$345,523

Share-based payment charges were $446,400 during the three months ended June 30, 2025 compared to $345,523 during the three months ended June 30, 2024. The increase of $100,877 was mainly the result of equity compensation issued or granted to certain contractors of the Company on December 2, 2024, as compared to the three months ended June 30, 2024.

Other items amounted to total other expense of $161,522 during the three months ended June 30, 2025 compared to total other income of $54,208 during the three months ended June 30, 2024. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $190,324 during the three months ended June 30, 2025, compared to a gain of $26,031 during the three months ended June 30, 2024. The average exchange rate during the three months ended June 30, 2025 was C$1 to $0.7226, compared to C$1 to $0.7308 during the three months ended June 30, 2024. Interest income was $28,772 for the three months ended June 30, 2025, compared to $28,177 for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024

The Company had a net loss of $2,594,154 for the six months ended June 30, 2025, compared to a net loss of $1,977,223 for the six months ended June 30, 2024.

Mineral property expenditures were $950,396 and $759,055 for the six months ended June 30, 2025 and June 30, 2024, respectively. The increase of $191,341 was primarily due to a higher advance minimum royalty payment for an increase of $150,724 and timing variances for land-related legal services for an increase of $26,793 and environmental activities for an increase of $13,824.

Excluding share-based costs of $430,979 and $297,373 for the six months ended June 30, 2025 and June 30, 2024, respectively, consulting fees were $118,419 and $115,238 for the six months ended June 30, 2025 and June 30, 2024, respectively. The increase of $3,181 was primarily due to services provided to determine valuation of options granted to certain contractors that vest if certain market conditions are met.

Excluding share-based costs of $73,735 and $57,829 for the six months ended June 30, 2025 and June 30, 2024, respectively, wages and benefits were $417,921 and $410,016 for the six months ended June 30, 2025 and June 30, 2024, respectively. The increase of $7,905 was primarily due to timing of payroll benefits.

Professional fees were $88,814 and $118,896 for the six months ended June 30, 2025 and June 30, 2024, respectively. The decrease of $30,082 is due primarily to timing variances for audit services for a decrease of $15,723, legal services for a decrease of $13,287, accounting and tax services for a decrease of $1,701, and XBRL services for an increase of $629.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the six months ended June 30, 2025 and 2024 were allocated as follows:

Expense category:	June 30, 2025	June 30, 2024
Consulting	$430,979	$297,373
Investor relations	5,267	4,131
Wages and benefits	73,735	57,829
Total	$509,981	$359,333

Share-based payment charges were $509,981 during the six months ended June 30, 2025 compared to $359,333 during the six months ended June 30, 2024. The increase of $150,648 was mainly the result of equity compensation issued or granted to certain contractors of the Company on December 2, 2024, as compared to the six months ended June 30, 2024.

Other items amounted to total other expense of $168,365 during the six months ended June 30, 2025 compared to total other income of $121,809 during the six months ended June 30, 2024. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $208,431 during the six months ended June 30, 2025, compared to a gain of $64,435 during the six months ended June 30, 2024. The average exchange rate during the six months ended June 30, 2025 was C$1 to $0.7098, compared to C$1 to $0.7361 during the six months ended June 30, 2024. Interest income was $40,066 for the six months ended June 30, 2025, compared to $57,374 for the six months ended June 30, 2024. The decrease of $17,308 was primarily due to short-term investment certificates being invested at a lower interest rate.

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

As at June 30, 2025, the Company had cash and cash equivalents of $2,845,065 compared to $992,487 at December 31, 2024. The increase of approximately $1.9 million resulted mainly from net financing activities of $3.8 million, partially offset by operating activities of $1.7 million and negative foreign exchange impact of $0.2 million.

Financing activities during the six months ended June 30, 2025 consisted of the Private Placement pursuant to which the Company issued 8,192,031 common shares to existing major shareholders to raise gross proceeds of approximately $3.9 million.

Financing activities during the six months ended June 30, 2024 consisted of a private placement that closed in January 2024 pursuant to which the Company issued 3,807,911 common shares to existing major shareholders to raise gross proceeds of approximately $2.5 million.

The Company had no cash flows from investing activities during the six months ended June 30, 2025 and June 30, 2024.

As at June 30, 2025, the Company had working capital of $2,902,972 compared to working capital of $959,703 at December 31, 2024. The Company expects that it will operate at a loss for the foreseeable future but believes the current cash and cash equivalents will be sufficient to cover the anticipated 2025 work plan at the Livengood Gold Project and satisfy its currently anticipated general and administrative costs through at least the next 12 months.

The Company will require significant additional financing to continue its operations (including general and administrative expenses) in connection with advancing activities at the Livengood Gold Project and the development of any mine that may be built at the Livengood Gold Project. There can be no assurance that the Company will be able to obtain the additional financing required on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work at the Livengood Gold Project, or unexpected results in connection with the ongoing work, could result in the Company being required to raise additional funds to advance permitting efforts. The Company’s review of its financing options includes considering a future strategic alliance to assist in further development, permitting and future construction costs, although there can be no assurance that any such strategic alliance will, in fact, be pursued or realized.

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

Critical Accounting Estimates

For a discussion of the accounting judgments and estimates that the Company’s management has identified as critical in the preparation of the Company’s financial statements, please see “Critical Accounting Estimates” under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in the Company’s critical accounting estimates during the six months ended June 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2025, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six months ended June 30, 2025, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: August 8, 2025

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 8, 2025