Form 10-Q
period 2025-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2025-11-07
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 207,885,473 common shares outstanding.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at September 30, 2025 and December 31, 2024

(Expressed in US Dollars - Unaudited)

	Note	September 30, 2025	December 31, 2024
ASSETS

Current
Cash and cash equivalents	1	$2,277,809	$992,487
Prepaid expenses and other		199,043	144,693
Total current assets		2,476,852	1,137,180

Property and equipment		7,465	7,465
Mineral property	4	55,375,124	55,375,124

Total assets		$57,859,441	$56,519,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$80,018	$38,374
Accrued liabilities	5	220,420	139,103

Total liabilities		300,438	177,477

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 207,885,473 and 199,693,442 shares issued and outstanding at September 30, 2025 December 31, 2024, respectively	6	294,980,859	291,169,769
Contributed surplus	6	37,482,362	36,923,555
Accumulated other comprehensive income		1,586,389	1,413,118
Deficit		(276,490,607)	(273,164,150)

Total shareholders’ equity		57,559,003	56,342,292

Total liabilities and shareholders’ equity		$57,859,441	$56,519,769

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating expenses
Consulting fees	6	$83,130	$61,509	$632,528	$474,120
Insurance		35,697	50,984	147,844	155,071
Investor relations	6	8,830	8,580	52,728	50,668
Mineral property exploration	4	215,361	119,401	1,165,757	878,456
Office		5,999	4,882	15,917	16,571
Other		4,106	4,411	11,285	12,746
Professional fees		80,021	57,398	168,835	176,294
Regulatory		62,563	59,478	157,260	153,617
Rent		33,794	33,795	101,376	101,385
Travel		25,427	16,407	35,531	29,104
Wages and benefits	6	237,958	243,496	729,614	711,341
Total operating expenses		(792,886)	(660,341)	(3,218,675)	(2,759,373)

Other income (expenses)
Gain/(Loss) on foreign exchange		40,071	(22,473)	(168,360)	41,962
Interest income		20,512	15,512	60,578	72,886
Total other income (expenses)		60,583	(6,961)	(107,782)	114,848

Net loss for the period		(732,303)	(667,302)	(3,326,457)	(2,644,525)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		(43,081)	23,640	173,271	(46,040)
Total other comprehensive income (loss) for the period		(43,081)	23,640	173,271	(46,040)
Comprehensive loss for the period		$(775,384)	$(643,662)	$(3,153,186)	$(2,690,565)

Basic and diluted loss per share		$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding – basic and diluted		207,885,473	199,693,442	206,138,278	199,457,185

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US Dollars - Unaudited)

	Nine Months Ended September 30, 2024
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2023	195,885,531	$288,866,139	$36,309,865	$1,528,828	$(269,564,778)	$57,140,054
Share issuance	3,807,911	2,528,453	—	—	—	2,528,453
Share issuance costs	—	(224,823)	—	—	—	(224,823)
Stock-based compensation-options	—	—	83,627	—	—	83,627
Stock-based compensation-DSUs	—	—	293,242	—	—	293,242
Exchange difference on translating foreign operations	—	—	—	(46,040)	—	(46,040)
Net loss	—	—	—	—	(2,644,525)	(2,644,525)
Balance, September 30, 2024	199,693,442	$291,169,769	$36,686,734	$1,482,788	$(272,209,303)	$57,129,988

	Three Months Ended September 30, 2024
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income	Deficit	Total
Balance, June 30, 2024	199,693,442	$291,169,769	$36,669,198	$1,459,148	$(271,542,001)	$57,756,114
Stock-based compensation-options	—	—	17,536	—	—	17,536
Exchange difference on translating foreign operations	—	—	—	23,640	—	23,640
Net loss	—	—	—	—	(667,302)	(667,302)
Balance, September 30, 2024	199,693,442	$291,169,769	$36,686,734	$1,482,788	$(272,209,303)	$57,129,988

	Nine Months Ended September 30, 2025
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2024	199,693,442	$291,169,769	$36,923,555	$1,413,118	$(273,164,150)	$56,342,292
Share issuance	8,192,031	3,932,994	—	—	—	3,932,994
Share issuance costs	—	(121,904)	—	—	—	(121,904)
Stock-based compensation-options	—	—	221,373	—	—	221,373
Stock-based compensation-DSUs	—	—	337,434	—	—	337,434
Exchange difference on translating foreign operations	—	—	—	173,271	—	173,271
Net loss	—	—	—	—	(3,326,457)	(3,326,457)
Balance, September 30, 2025	207,885,473	$294,980,859	$37,482,362	$1,586,389	$(276,490,607)	$57,559,003

	Three Months Ended September 30, 2025
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income	Deficit	Total
Balance, June 30, 2025	207,885,473	$294,980,859	$37,433,536	$1,629,470	$(275,758,304)	$58,285,561
Stock-based compensation-options	—	—	48,826	—	—	48,826
Exchange difference on translating foreign operations	—	—	—	(43,081)	—	(43,081)
Net loss	—	—	—	—	(732,303)	(732,303)
Balance, September 30, 2025	207,885,473	$294,980,859	$37,482,362	$1,586,389	$(276,490,607)	$57,559,003

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2025 and 2024

(Expressed in US Dollars - Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Operating Activities
Loss for the period	$(3,326,457)	$(2,644,525)
Add items not affecting cash:
Stock-based compensation-options	221,373	83,627
Stock-based compensation-DSUs	337,434	293,242
Changes in non-cash items:
Accounts receivable	(21,467)	5,749
Prepaid expenses and other	(29,018)	106,154
Accounts payable and accrued liabilities	121,428	(45,904)
Cash and cash equivalents used in operating activities	(2,696,707)	(2,201,657)

Financing Activities
Issuance of shares	3,932,994	2,528,453
Share issuance costs	(121,904)	(224,823)
Cash and cash equivalents provided by financing activities	3,811,090	2,303,630

Effect of foreign exchange on cash	170,939	(43,432)
Change in cash and cash equivalents	1,285,322	58,541
Cash and cash equivalents, beginning of the period	992,487	1,687,690

Cash and cash equivalents, end of the period	$2,277,809	$1,746,231

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 1570 – 200 Burrard Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At September 30, 2025, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

As at September 30, 2025, the Company had cash and cash equivalents of $2,277,809 compared to $992,487 at December 31, 2024. The Company has no revenue generating operations from which it can internally generate funds.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the current or future equity markets. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes. As at November 6, 2025, management believes that the Company will need to secure additional financing in order to have sufficient financial resources to maintain its operations for the next twelve months. As a result, there is substantial doubt about its ability to continue as a going concern.

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2025 and the results of its operations for the nine months then ended. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2025 and 2024

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

On November 6, 2025, the Board of Directors of the Company (the “Board”) approved these unaudited condensed consolidated interim financial statements.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company did not incur any acquisition costs in respect of the Livengood Gold Project during the three months ended September 30, 2025:

Mineral property costs	Amount
Balance, December 31, 2024	$55,375,124
Acquisition costs	—
Balance, September 30, 2025	$55,375,124

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars – Unaudited)

The following table presents costs incurred for mineral property activities for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Mineral property costs:
Aircraft	$11,400	$10,790
Environmental	177,667	175,192
Equipment rental	17,337	27,161
Field costs	179,304	93,376
Geological/geophysical	12,482	—
Land maintenance and tenure	706,161	554,195
Legal	65,698	11,052
Transportation and travel	(4,292)	6,690
Total expenditures for the period	$1,165,757	$878,456

Livengood Gold Project Property

The Livengood property is located in the Tintina gold belt approximately 70 miles (113 kilometers) northwest of Fairbanks, Alaska. The property consists of land leased from the Alaska Mental Health Trust, a number of smaller private mineral leases, Alaska state mining claims purchased or located by the Company and patented ground held by the Company.

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 29 years until June 30, 2033, subject to further extensions beyond June 30, 2033 by either (1) commercial production or (2) payment of an annual advance minimum royalty and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of 1% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the nine months ended September 30, 2025 and from the inception of this lease, the Company has paid $610,457 and $5,953,438, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the nine months ended September 30, 2025 and from the inception of this lease, the Company has paid $50,000 and $1,080,000, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars – Unaudited)

c)	A lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as minimum royalties are paid. In 2019, the Company acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The lease requires a minimum royalty of $15,000 payable to the remaining third-party lessors on or before each anniversary date subsequent to January 18, 2017 (all of which minimum royalties are recoverable from production royalties). As of September 30, 2025, the Company has paid $315,000 to the remaining third-party lessors in minimum royalties from the inception of this lease. A production royalty of 1.8% NSR is payable to the remaining third-party lessors. At any time during the term of the lease, the Company may exercise its option to purchase all interests of the remaining third-party lessors in the patented lode claims subject to the lease (including the production royalty) for $600,000 (less all minimum and production royalties paid to said lessors prior to the date the option is exercised), of which 10% of the purchase price is payable upon exercise, 40% is payable in equal installments over the subsequent four years following the exercise, and 50% is payable by way of the 1.8% NSR production royalty. Upon commencement of commercial production, the option must be exercised.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor an additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the nine months ended September 30, 2025, for a total of $248,000 from the inception of this lease.

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

5.    ACCRUED LIABILITIES

The following table presents the Company’s accrued liabilities balances at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Accrued liabilities	$176,985	$83,876
Accrued salaries and benefits	43,435	55,227
Total accrued liabilities	$220,420	$139,103

Accrued liabilities at September 30, 2025 include accruals for general corporate costs and project costs of $58,018 and $118,967, respectively. Accrued liabilities at December 31, 2024 include accruals for general corporate costs and project costs of $44,831 and $39,045, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares, no par value. At December 31, 2024 and September 30, 2025, there were 199,693,442 and 207,885,473 shares issued and outstanding, respectively.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars – Unaudited)

Share issuances

During the nine months ended September 30, 2025, the Company issued 8,192,031 common shares pursuant to a $3,932,994 non-brokered private placement at a price of $0.4801 per common share to existing major shareholders of the Company.

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

A summary of the options outstanding under the Stock Option Plan as of September 30, 2025 and December 31, 2024 is presented below:

	Nine Months Ended			Year Ended
	September 30, 2025			December 31, 2024
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	4,152,232	$0.78		1,787,049	$0.92
Granted	240,000	1.25		2,740,000	0.67
Forfeited/cancelled	(500,000)	0.64		—	—
Expired	(437,232)	1.14		(374,817)	0.61
Balance, end of the period	3,455,000	$0.79	$5,150,800	4,152,232	$0.78	$2,400

The weighted average remaining life of options outstanding at September 30, 2025 was 2.0 years.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars – Unaudited)

Further details regarding stock options outstanding as at September 30, 2025 and December 31, 2024 are presented below:

	September 30, 2025			December 31, 2024
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
February 1, 2025	—	—	—	$1.35	250,000	250,000
August 26, 2025	—	—	—	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	240,000
May 24, 2028	$0.92	240,000	240,000	$0.92	240,000	240,000
May 23, 2029	$0.63	240,000	240,000	$0.63	240,000	160,000
May 29, 2030	$0.94	240,000	160,000	$0.94	240,000	80,000
December 2, 2026	$0.64	2,000,000	1,000,000	$0.64	2,500,000	1,000,000
June 4, 2031	$1.25	240,000	80,000	—	—	—
	—	3,455,000	2,215,000	—	4,152,232	2,412,232

A summary of the non-vested options as of September 30, 2025 and changes during the nine months ended September 30, 2025 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2024	1,740,000	$0.28
Granted	240,000	0.87
Forfeited/cancelled	(500,000)	0.13
Vested	(240,000)	0.64
Outstanding at September 30, 2025	1,240,000	$0.38

At September 30, 2025, there was unrecognized compensation expense of C$282,780 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.2 years.

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

During the nine months ended September 30, 2025, in accordance with the DSU Plan, the Company granted each of the members of the Board (other than those directors nominated for election by Paulson & Co. Inc.) 66,400 DSUs for a total of 332,000 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$1.25 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars – Unaudited)

DSUs outstanding as at September 30, 2025 and December 31, 2024 are as follows:

	Nine Months Ended		Year Ended
	September 30, 2025		December 31, 2024
		Weighted Average		Weighted
	Number of	Exercise Price	Number of	Average Exercise
	Units	(C$)	Units	Price (C$)
Balance, beginning of the period	3,144,102	$0.84	2,702,612	$0.83
Issued	332,000	1.25	441,490	0.94
Balance, end of the period	3,476,102	$0.88	3,144,102	$0.84

Share-based payments

During the nine months ended September 30, 2025, there were 240,000 stock options granted under the Stock Option Plan and 332,000 DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the nine months ended September 30, 2025 totalled $558,807 ($221,373 related to stock options and $337,434 related to DSUs). Of the total expense for the period ended September 30, 2025, $457,529 was included in consulting fees ($120,095 related to stock options and $337,434 related to DSUs), $6,752 related to stock options was included in investor relations, and $94,526 related to stock options was included in wages and benefits in the statement of operations and comprehensive loss.

During the nine months ended September 30, 2024, there were 240,000 stock options granted under the Stock Option Plan and 441,490 DSUs granted under the DSU Plan. Share-based payment compensation for the nine months ended September 30, 2024 totaled $359,333 ($66,091 related to stock options and $293,242 related to DSUs). Of the total expense for the period ended September 30, 2024, $297,373 was included in consulting fees ($4,131 related to stock options and $293,242 related to DSUs), $4,131 was included in investor relations, and $57,829 was included in wages and benefits in the statement of operations and comprehensive loss.

	YTD September 30, 2025		YTD September 30, 2024
Expected life of options	6	years	6	years
Risk-free interest rate	2.90%		3.75%
Annualized volatility	78.48%		76.79%
Dividend rate	0.00%		0.00%
Exercise price (C$)	$1.25		$0.94

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2025 and 2024

(Expressed in US dollars – Unaudited)

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
September 30, 2025
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	2,133,597	343,255	2,476,852
Total assets	$2,141,062	$55,718,379	$57,859,441
December 31, 2024
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	652,473	484,707	1,137,180
Total assets	$659,938	$55,859,831	$56,519,769

Three Months Ended	September 30, 2025	September 30, 2024
Net loss for the period – Canada	$(178,464)	$(178,812)
Net loss for the period – United States	(553,839)	(488,490)
Net loss for the period	$(732,303)	$(667,302)

Nine Months Ended	September 30, 2025	September 30, 2024
Net loss for the period – Canada	$(1,244,791)	$(807,247)
Net loss for the period – United States	(2,081,666)	(1,837,278)
Net loss for the period	$(3,326,457)	$(2,644,525)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of September 30, 2025, including future anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2025	2026	2027	2028	2029	2030 and beyond	Total
Mineral Property Leases(1)	$—	$698,088	$705,814	$713,637	$721,557	$729,576	$3,568,672
Mining Claim Government Fees	165,790	214,790	214,790	214,790	214,790	214,790	1,239,740
Total	$165,790	$912,878	$920,604	$928,427	$936,347	$944,366	$4,808,412
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

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

On March 12, 2025, the Company announced that the Board had approved a 2025 budget of $3.7 million and endorsed the associated 2025 work program to advance the Livengood Gold Project. The 2025 work program includes a metallurgical study of the massive stibnite antimony mineralization, advancing the baseline environmental data collection in critical areas of hydrology and waste rock geochemical characterization needed to support future permitting, and continuing community engagement. On September 4, 2025, the Company issued a press release providing a progress report on the antimony metallurgy study at the Livengood Gold Project.

Results of Operations

Summary of Quarterly Results

Description	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Net income (loss)	$(732,303)	$(1,925,086)	$(669,068)	$(954,847)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Net income (loss)	$(667,302)	$(1,431,915)	$(545,308)	$(716,184)
Basic and diluted net gain (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Three Months Ended September 30, 2025 compared to Three Months Ended September 20, 2024

The Company had a net loss of $732,303 for the three months ended September 30, 2025, compared to a net loss of $667,302 for the three months ended September 30, 2024.

Mineral property expenditures were $215,361 and $119,401 for the three months ended September 30, 2025 and September 30, 2024, respectively. The increase of $95,960 was primarily due higher field supplies and services for an increase of $57,924 and timing variances for land-related legal services for an increase of $27,853, environmental activities for an increase of $8,942, and land maintenance for an increase of $1,241.

Professional fees were $80,021 and $57,398 for the three months ended September 30, 2025 and September 30, 2024, respectively. The increase of $22,623 was primarily due to timing variances for legal services for an increase of $17,425, accounting and tax services for an increase of $7,979, partially offset by XBRL services for a decrease of $2,781.

Travel costs were $25,427 and $16,407 for the three months ended September 30, 2025 and September 30, 2024, respectively. The increase of $9,020 was primarily due to timing variances of actual travel.

Excluding share-based costs of $26,550 and $1,096 for the three months ended September 30, 2025 and September 30, 2024, respectively, consulting fees were $56,580 and $60,413 for the three months ended September 30, 2025 and September 30, 2024, respectively. The decrease of $3,833 was primarily due to decreased consulting services.

Insurance costs were $35,697 and $50,984 for the three months ended September 30, 2025 and September 30, 2024, respectively. The decrease of $15,287 was primarily due to a change in insurance providers.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share - based payment charges

Share - based payment charges for the three months ended September 30, 2025 and 2024 were allocated as follows:

Expense category:	September 30, 2025	September 30, 2024
Consulting	$26,550	$1,096
Investor relations	1,485	1,096
Wages and benefits	20,791	15,344
Total	$48,826	$17,536

Share-based payment charges were $48,826 during the three months ended September 30, 2025 compared to $17,536 during the three months ended September 30, 2024. The increase of $31,290 was mainly the result of equity compensation issued or granted to certain contractors of the Company on December 2, 2024, as compared to the three months ended September 30, 2024.

Other items amounted to total other income of $60,583 during the three months ended September 30, 2025 compared to total other expense of $6,961 during the three months ended September 30, 2024. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $40,071 during the three months ended September 30, 2025, compared to a loss of $22,473 during the three months ended September 30, 2024. The average exchange rate during the three months ended September 30, 2025 was C$1 to $0.7261, compared to C$1 to $0.7332 during the three months ended September 30, 2024. Interest income was $20,512 for the three months ended September 30, 2025, compared to $15,512 for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024

The Company had a net loss of $3,326,457 for the nine months ended September 30, 2025, compared to a net loss of $2,644,525 for the nine months ended September 30, 2024.

Mineral property expenditures were $1,165,757 and $878,456 for the nine months ended September 30, 2025 and September 30, 2024, respectively. The increase of $287,301 was primarily due to a higher advance minimum royalty payment for an increase of $151,965 and higher field supplies and services for an increase of $68,206, and timing variances for land-related legal services for an increase of $54,646 and environmental activities for an increase of $12,484.

Excluding share-based costs of $457,529 and $298,469 for the nine months ended September 30, 2025 and September 30, 2024, respectively, consulting fees were $174,999 and $175,651 for the nine months ended September 30, 2025 and September 30, 2024, respectively. The decrease of $652 was primarily due to decreased consulting services.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the nine months ended September 30, 2025 and 2024 were allocated as follows:

Expense category:	September 30, 2025	September 30, 2024
Consulting	$457,529	$298,469
Investor relations	6,752	5,227
Wages and benefits	94,526	73,173
Total	$558,807	$376,869

Share-based payment charges were $558,807 during the nine months ended September 30, 2025 compared to $376,869 during the nine months ended September 30, 2024. The increase of $181,938 was mainly the result of equity compensation issued or granted to certain contractors of the Company on December 2, 2024, as compared to the nine months ended September 30, 2024.

Other items amounted to total other expense of $101,782 during the nine months ended September 30, 2025 compared to total other income of $114,848 during the nine months ended September 30, 2024. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $168,360 during the nine months ended September 30, 2025, compared to a gain of $41,962 during the nine months ended September 30, 2024. The average exchange rate during the nine months ended September 30, 2025 was C$1 to $0.7152, compared to C$1 to $0.7351 during the nine months ended September 30, 2024. Interest income was $60,578 for the nine months ended September 30, 2025, compared to $72,886 for the nine months ended September 30, 2024. The decrease of $12,308 was primarily due to short-term investment certificates being invested at a lower interest rate.

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

As at September 30, 2025, the Company had cash and cash equivalents of $2,277,809 compared to $992,487 at December 31, 2024. The increase of approximately $1.3 million resulted mainly from net financing activities of $3.8 million, partially offset by operating activities of $2.3 million and negative foreign exchange impact of $0.2 million.

Financing activities during the nine months ended September 30, 2025 consisted of the Private Placement pursuant to which the Company issued 8,192,031 common shares to existing major shareholders to raise gross proceeds of approximately $3.9 million.

Financing activities during the nine months ended September 30, 2024 consisted of a private placement that closed in January 2024 pursuant to which the Company issued 3,807,911 common shares to existing major shareholders to raise gross proceeds of approximately $2.5 million.

The Company had no cash flows from investing activities during the nine months ended September 30, 2025 and September 30, 2024.

As at September 30, 2025, the Company had working capital of $2,176,414 compared to working capital of $959,703 at December 31, 2024. The Company expects that it will operate at a loss for the foreseeable future but believes the current cash and cash equivalents will be sufficient to cover the anticipated 2025 work plan at the Livengood Gold Project. Additional financing will be required to satisfy its currently anticipated general and administrative costs through at least the next 12 months.

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

Critical Accounting Estimates

For a discussion of the accounting judgments and estimates that the Company’s management has identified as critical in the preparation of the Company’s financial statements, please see “Critical Accounting Estimates” under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2025, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine months ended September 30, 2025, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: November 7, 2025

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 7, 2025