Form 10-K
period 2025-12-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2026-03-11
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Based on the last sale price on the NYSE American of the registrant’s Common Shares on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) of $0.86 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $117.5 million.

As of March 3, 2026, the registrant had 261,077,473 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specifically referenced in Part III, portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission in connection with the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference into this report.

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

CAUTIONARY NOTE REGARDING SIMILAR OR ADJACENT MINERAL PROPERTIES

This Annual Report on Form 10-K contains information with respect to adjacent or similar mineral properties in respect of which the Company has no interest or rights to explore or mine. Readers are cautioned that the Company has no interest in or right to acquire any interest in any such properties, and that mineral deposits on adjacent or similar properties, and any results of the mining or exploitation thereof, are not indicative of mineral deposits on the Company’s properties or any potential results of the mining or exploitation thereof.

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

“As”	Arsenic
“basalt”	A dark coloured igneous rock, commonly extrusive – the fine-grained equivalent of gabbro
“biotite”	A common rock forming mineral of the mica group
“Board”	The board of directors of the Company
“Canadian Tax Act”	Income Tax Act (Canada)
“chert”	A microcrystalline or cryptocrystalline sedimentary rock, consisting chiefly of interlocking crystals of quartz less than about 30 microns in diameter
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

“dip” or “dipping”	The angle that a stratum or any planar feature makes with the horizontal, measured perpendicular to the strike and in the vertical plane
“dike”	A tabular body of igneous rock that cuts across the structure of adjacent rocks or cuts massive rocks
“disseminated”	Fine particles of mineral dispersed throughout the enclosing rock
“epigenetic”	Of or relating to a mineral deposit of origin later than that of the enclosing rocks
“g/t” or “g/tonne”	Grams per metric tonne
“gabbro”	A group of dark coloured, basic intrusive igneous rocks – the approximate intrusive equivalent of basalt
“grade”	To contain a particular quantity of ore or mineral, relative to other constituents, in a specified quantity of rock
“host”	A rock or mineral that is older than rocks or minerals introduced into it or formed within it
“host rock”	A body of rock serving as a host for other rocks or for mineral deposits, or any rock in which ore deposits occur
“hydrothermal”	A term pertaining to hot aqueous solutions of magmatic origin which may transport metals and minerals in solution
“intrusion”	The process of the emplacement of magma in pre-existing rock, magmatic activity. Also, the igneous rock mass so formed
“intrusive”	Of or pertaining to intrusion, both the process and the rock so formed
“kg”	Kilograms

“klippe”	A large block that has been tectonically transported; the block is isolated on all sides and rests on or with a foreign framework of other formations
“km”	Kilometers
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

“RC”	A method of drilling whereby rock cuttings generated by the drill bit are flushed up from the bit face to the surface through the drill rods by air or drilling fluids for collection and analysis
“Sb”	Antimony
“SEC”	U.S. Securities and Exchange Commission
“sedimentary”

Pertaining to or containing sediment (typically, solid fragmental material transported and deposited by wind, water or ice that forms in layers in loose unconsolidated form), or formed by its deposition

“sill”	A tabular igneous intrusion that parallels the planar structure of the surrounding rock
“strike”	The direction taken by a structural surface
“tabular”	Said of a feature having two dimensions that are much larger or longer than the third, or of a geomorphic feature having a flat surface, such as a plateau
“TRS”	The Technical Report Summary for the Livengood Gold Project filed as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on October 17, 2023
“tectonic”	Pertaining to the forces involved in, or the resulting structures of, tectonics

“tectonics”	A branch of geology dealing with the broad architecture of the outer part of the earth, that is, the major structural or deformational features and their relations, origin and historical evolution
“TSX”	Toronto Stock Exchange
“ultramafic”	Said of an igneous rock composed chiefly of mafic minerals
“vein”	An epigenetic mineral filling of a fault or other fracture, in tabular or sheet-like form, often with the associated replacement of the host rock; also, a mineral deposit of this form and origin
“volcaniclastic”	Pertaining to a clastic rock containing volcanic material in whatever proportion, and without regard to its origin or environment

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

PART I

ITEM 1.    BUSINESS

Overview

ITH is a company engaged in the acquisition and development of mineral properties. The Company currently holds a 100% interest in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. As of December 31, 2025, the Livengood Gold Project has (i) proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and (ii) measured and indicated mineral resources, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces) based on a gold price of $1,650 per ounce, in each case as reported in the TRS attached as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A filed with the SEC on October 17, 2023. A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, is set forth in Part I, Item 2. Properties of this Annual Report on Form 10-K.

The head office and principal executive address of ITH is located at 200 Burrard Street, Suite 1570, Vancouver, British Columbia, Canada V6C 3L6, and its registered and records office is located at 745 Thurlow Street, Suite 2400, Vancouver, British Columbia, Canada V6E 0C5.

Livengood Gold Project Developments

On January 27, 2026, the Company completed a public offering of 33,672,000 common shares, at an issue price to the public of $2.22 per share, for aggregate gross proceeds, before deducting underwriting discounts and offering expenses, of approximately $74.8 million. Concurrent with the public offering, the Company completed a private placement of 19,520,000 common shares to affiliates of Paulson & Co. Inc. (“Paulson”), at the same issue price, for aggregate proceeds of approximately $43.3 million. The private placement was completed in two tranches, with 18,018,018 issued to Paulson on January 27, 2026 and an additional 1,501,982 common shares issued to Paulson on January 29, 2026 to reflect an upsizing in the size of the $60 million public offering initially announced by the Company on January 22, 2026.

Livengood Gold Project Technical Report Summary

The TRS details a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold reserve estimated at 9.0 million ounces at 0.65 g/t. The TRS utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risk the Project. The TRS has estimated the capital costs of the Project at $1.93 billion, the total cost per ton milled at $13.12, the all-in sustaining costs at $1,171 per ounce, and net present value (5%) at $1,800/oz of $400 million.

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

Whittle Enterprise Optimization

Prior to beginning the Pre-feasibility Study (“PFS”) for the Livengood Gold Project that is summarized in the TRS, the Company retained Whittle Engineering and BBA Inc. to collaborate on an enterprise optimization study (the “Whittle and BBA Study”) to review various technologies and project configurations and to recommend the optimum configuration for the PFS. The Whittle and BBA Study reviewed secondary crushing with SAG and ball mill, tertiary crushing with ball mill, gravity/CIL at p80 of 90 micron to 250 micron, stand-alone and auxiliary heap leach configurations, gravity only gold recovery, gravity/flotation with pressure oxidation and CIL of flotation concentrate. These configurations were evaluated at various combinations of project ramp up strategy, annual throughput, primary, secondary, and tertiary grind size, as well as mining fleet size and stockpile management strategies. Tailings technologies reviewed included conventional tailings and pressure filtered tailings.

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

The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2025.

2026 Outlook

For 2026, the Company plans to advance metallurgical studies evaluating whether antimony might be recoverable from the massive stibnite veins contained within the deposit, select and engage the technical team to begin the feasibility study, conduct drilling to obtain fresh core for metallurgical test work in support of the feasibility study, as well as conducting community engagement and advancing the baseline environmental data collection in support of the feasibility study and future permitting.

Regulatory, Environmental and Social Matters

All of the Company’s currently proposed exploration is in the State of Alaska. In Alaska, low impact, initial stage surface exploration such as stream sediment, soil and rock chip sampling does not require any permits. The State of Alaska requires an APMA (Alaska Placer Mining Application) exploration permit for all substantial surface disturbances such as trenching, road building and drilling. These permits are reviewed by related state and federal agencies that can comment on, and require specific changes to, proposed work plans to minimize impacts on the environment. The permitting process for significant disturbances generally requires 30 days for processing and all work must be bonded. The Company currently has all necessary permits with respect to its currently planned exploration and development activities in Alaska. Although the Company has never had an issue with the timely processing of APMA permits, there can be no assurances that all permits will be obtained on a timely basis or at all.

The Board has a Technical Committee, which has adopted a formal, written charter. As set out in its charter, the overall purpose of the Technical Committee is to assist the Board in fulfilling its oversight responsibilities with respect to the Company’s continuing commitment to improving the environment and ensuring that activities are carried out and facilities are operated and maintained in a safe and environmentally sound manner that reflects the Company’s ideals and principles of sustainable development. The primary function of the Technical Committee is to monitor, review and provide oversight with respect to the technical aspects of the Project and to monitor policies, standards, and programs relative to health, safety, community relations and environmental-related matters. The Technical Committee also advises the Board and makes recommendations for the Board’s consideration regarding health, safety, community relations and environmental-related issues. The Technical Committee took no formal action during the year ended December 31, 2025, as there were no material developments concerning the technical aspects of, or programs relative to health, safety, community relations and environmental-related matters relating to the Livengood Gold Project.

For further information regarding the regulations that may have a material impact on our business, see “Risk Factors - Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.”

Although not set out in a specific policy, the Company strives to be a positive influence in the local communities near the Project, not only by contributing to the welfare of such communities in the vicinity of the Project through donations of money and supplies, as appropriate, but also through hiring local workers when appropriate. The Company considers building and maintaining strong relationships with local communities to be fundamental to its ability to continue to operate in such regions and to assist in the eventual development (if any) of mining operations in such regions, and has attached considerable importance to commencing and fostering such relationships from the beginning of its involvement in the Project.

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

The following corporate chart sets forth all of ITH’s material subsidiaries:

Competition

ITH is a development stage company. The Company competes with other mineral resource exploration and development companies for financing, technical expertise and the acquisition of mineral properties. Many of the companies with whom the Company competes have greater financial and technical resources. Accordingly, these competitors may be able to spend greater amounts on the acquisition, exploration and development of mineral properties. This competition could adversely impact the Company’s ability to finance further exploration and to obtain the financing necessary for the Company to develop its mineral properties.

Availability of Skilled Employees and Raw Materials

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

Human Capital Resources

At December 31, 2025, the Company had three employees. The Company also uses consultants with specific skills to assist with various aspects of project evaluation, engineering, community engagement and investor relations, and corporate governance. The Company has a benefit program in place, including medical and dental benefits and basic life insurance, which applies to all permanent employees.

Seasonality

As the Company’s mineral exploration and development activity takes place in Alaska, certain of its activities are seasonal. Due to the northern climate, field work on the Livengood Gold Project can be limited due to excessive snow cover and cold temperatures. In general, surface sampling work is limited to May through September and surface drilling is limited to March through November, although some locations afford opportunities for year-round exploration operations and others, such as road-accessible wetland areas, may only be explored while frozen in the winter.

Available Information

ITH maintains an internet website at www.ithmines.com. The Company makes available, free of charge, through the “Investors” section of its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC and its Annual Information Form, press releases and material change reports and other reports filed on the System for Electronic Document Analysis and Retrieval (“SEDAR+”). The Company’s SEC filings are available from the SEC’s internet website at www.sec.gov, which contains reports, proxy and information statements and other information that issuers file electronically. The Company’s Canadian filings are available from the Canadian Securities Administrators’ internet website at www. sedarplus.ca under the Company’s profile. The contents of these websites are not incorporated into this report and the references to the URLs for these websites are intended to be inactive textual references only.

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

Our only property at this time is our Livengood Gold Project, which is in the development stage. The TRS indicates that the Project is technically feasible and marginally viable at a gold price of $1,680 per ounce. The Company will need to raise capital or arrange financing to develop the Project, and the ability of the Company to raise capital or arrange financing in the future to develop the Project will depend on, among other factors, the prevailing capital market conditions, the price of gold, the mineral resources at the Project, the capital and operating costs of the Project, and the internal rate of return for the Project. The Company expects that many sources of capital and financing will not invest in the Project unless the internal rate of return for the Project exceeds the 5.3% set forth in the TRS, whether as a result of higher gold prices, lower capital or operating costs, or otherwise. While management is exploring opportunities identified in the TRS for optimization and reducing Project costs, there can be no assurance that any such efforts will be successful, that any of the optimization opportunities or cost savings will in fact be realized or that increases in the price of gold will be sustained for a sufficient period. No assurance can be given that the Company will be successful in raising the additional capital or securing the additional financing required to develop the Project or that any level of recovery of ore reserves will be realized. If we are not able to raise capital or secure financing for the Project, if the Project is not developed, or if the Project is otherwise subject to deterioration, destruction or significant delay, we may never generate revenues and our shareholders may lose all or a substantial portion of their investment.

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

Advancing properties from the exploration and development stages into the production stage requires significant capital and time, and successful commercial production from a property, if any, will be subject to completing feasibility studies, permitting and construction of the mine, processing plants, roads, and other related works and infrastructure. The Company may not have sufficient financial resources or a source of operating cash flow to complete the permitting process and, if a production decision is made, to construct a mine at the Livengood Gold Project. The completion of the permitting process and any construction of a mine at the Livengood Gold Project will depend upon the Company’s ability to obtain financing through the sale of its equity securities, enter into a joint venture or strategic alliance relationship, secure significant debt financing or find alternative means of financing. There is no assurance that the Company will be successful in obtaining the required financing on favorable terms or at all.

Our ability to obtain additional financing in the future will depend upon a number of factors, including prevailing capital market conditions, the status of the national and worldwide economy, our business performance and the price of gold and other precious metals. Capital markets worldwide for new mining operations are currently mixed. Strong long-term demand (especially for critical minerals) exists due to the energy transition, but short-term sentiment is cautious due to past price volatility and economic headwinds, making investors scrutinize projects closely.

Resource exploration and development is a highly speculative business, and certain inherent risks could have a negative effect on our business.

Our long-term success depends on our ability to identify mineral deposits on the Livengood Gold Project and other properties we may acquire, if any, that can then be developed into commercially viable mining operations. Resource exploration and development is a highly speculative business and involves a high degree of risk, including, among other things, the failure to discover mineral deposits or finding mineral deposits which, though present, are insufficient in size and grade at then-prevailing market conditions to return a profit from production. Substantial expenditures are required to establish proven and probable mineral reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operations or that funds required for development can be obtained on a timely basis. The marketability of minerals which may be acquired or discovered by the Company will be affected by numerous factors beyond the control of the Company and cannot be accurately predicted. These factors include market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

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

Management anticipates that costs at the Livengood Gold Project will frequently be subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans, if any, in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as steel, fuel, rubber and electricity. Such commodities are at times subject to a number of factors that may cause their price to increase, such as volatile price movements, supply chain challenges and geopolitical events including imposition of tariffs and retaliatory trade measures. Any such increase in price could result in a material increase in our costs, including future development and constructions costs, that could impact our ability to develop and construct the Project or have a significant effect on the Company’s profitability in the event that a production decision is made.

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

	High	Low	Average
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,629	$1,800
2023	$2,078	$1,811	$1,942
2024	$2,778	$1,985	$2,388
2025	$4,481	$2,633	$3,439
January 1, 2026 to March 3, 2026	$5,405	$4,353	$4,892

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
●fluctuations in exploration, development and production costs;
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
●metal losses;
●power outages;
●periodic interruptions due to inclement or hazardous weather conditions; and
●decreases in the value of mineralized material due to lower gold prices.

These risks could result in damage to, or destruction of, mineral properties, facilities or other property, personal injury, environmental damage, delays in operations, increased cost of operations, monetary losses and possible legal liability. Although the Company maintains and expects to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that the Company will be able to obtain insurance to cover all of these risks at economically feasible premiums or at all. The Company may elect not to insure where premium costs are disproportionate to the Company’s perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration and production activities, if warranted. Should events such as these that are not covered by insurance arise, they could reduce or eliminate our assets and shareholder equity as well as result in increased costs and a decline in the value of our assets or common shares.

We may not be able to obtain all required permits and licenses to place any of our properties into production.

The current and future operations of the Company require licenses and permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and mining operations at its projects, on reasonable terms or at all. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Delays in obtaining, or the failure to obtain, any such licenses and permits, or a failure to comply with the terms of any such licenses and permits that the Company does obtain, could delay or prevent production of the Livengood Gold Project and have a material adverse effect on the Company.

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

Some of the mining claims at the Livengood Gold Project are U.S. federal or Alaska state “unpatented” mining claims. There is a risk that a portion of such unpatented mining claims could be determined to be invalid, in which case the Company could lose the right to mine any minerals contained within those mining claims. Unpatented mining claims are created and maintained in accordance with the applicable U.S. federal and Alaska state mining laws. Unpatented mining claims are unique property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the provisions of the U.S. General Mining Law of 1872 (the “U.S. General Mining Law”). Unpatented mining claims are always subject to possible challenges of third parties or validity contests by the United States federal government or the Alaska state government, as applicable. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. Title to the unpatented mining claims may also be affected by undetected defects such as unregistered agreements or transfers and there are few public records that definitively determine the issues of validity and ownership of unpatented mining claims. The Company has not obtained full title opinions for the majority of its mineral properties. Not all the mineral properties in which the Company has an interest have been surveyed, and their actual extent and location may be in doubt. Should the federal government impose a royalty or additional tax burdens on the properties that lie within public lands, the resulting mining operations could be seriously impacted, depending upon the type and amount of the burden.

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

Although the Company acquires the rights to some or all of the minerals in the ground subject to the mineral tenures that it acquires, or has a right to acquire, in most cases it does not thereby acquire any rights to, or ownership of, the surface to the areas covered by its mineral tenures. In such cases, applicable mining laws usually provide for rights of access to the surface for the purpose of carrying on mining activities, however, the enforcement of such rights through the courts can be costly and time-consuming. It is necessary to negotiate surface access or to purchase the surface rights if long-term access is required. There can be no guarantee that, despite having the right at law to access the surface and carry-on mining activities, the Company will be able to negotiate satisfactory agreements with any such existing landowners/occupiers for such access or purchase such surface rights, and therefore it may be unable to carry out planned exploration, development or mining activities. In addition, in circumstances where such access is denied, or no agreement can be reached, the Company may need to rely on the assistance of local officials or the courts in such jurisdiction, the outcomes of which cannot be predicted with any certainty. The inability of the Company to secure surface access or purchase required surface rights could materially and adversely affect the timing, cost or overall ability of the Company to develop any mineral deposits it may locate.

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

Examples of current U.S. federal laws which may affect our current operations and may impact future business and operations include, but are not limited to, the following:

●	The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.
●	The Clean Air Act (“CAA”) restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring or control requirements under the CAA and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the regulations.
●	The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The U.S. Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. We are required to undertake the NEPA process for the Livengood Gold Project permitting. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project or the ability to construct or operate the Livengood Gold Project or other properties and may make them entirely uneconomic.
●	The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

●	The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

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

The Company’s business of acquiring, exploring and, if warranted, developing and mining mineral properties is intensely competitive. The Company may be at a competitive disadvantage in acquiring additional mining properties because it must compete with other individuals and companies, many of which may have greater financial resources, operational experience and technical capabilities than the Company. The Company may also encounter increasing competition from other mining companies in efforts to hire experienced mining professionals. Increased competition could adversely affect the Company’s ability to attract necessary capital funding, acquire suitable producing properties or prospects for mineral exploration in the future, or attract or retain key personnel or outside technical resources.

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

In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly those considered exploration or development stage mining companies, have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. Any quoted market for our common shares may be subject to market trends and conditions generally, notwithstanding any potential success we have in creating revenues, cash flows or earnings. The price of our common shares has been subject to price and volume volatility in the past. In 2025, the price of our common shares on the TSX ranged from a low of C$0.65 to a high of C$3.85, and on the NYSE American ranged from a low of $0.45 to a high of $2.76. From January 1, 2026 to March 3, 2026, the price of our common shares on the TSX ranged from a low of C$2.57 to a high of C$4.90, and on the NYSE American ranged from a low of $1.89 to a high of $3.61. There can be no assurance that significant fluctuations in the trading price of the Company’s common shares will not continue to occur, or that such fluctuations will not materially adversely impact the Company’s ability to raise equity funding without significant dilution to its existing shareholders, or at all. As a result, our shareholders may be unable to resell their shares at a desired price.

Future issuances of our securities in the public or private markets will dilute our current shareholders and could adversely affect the trading price of our common shares and our ability to continue to raise funds in new stock offerings.

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

We believe that we likely were a passive foreign investment company (“PFIC”) during the fiscal year ended December 31, 2025, which may result in adverse U.S. federal income tax consequences to U.S. holders.

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2025, and we expect that we will be a PFIC in the current year and that we may continue to be classified as a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors and cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. If the Company is a PFIC at any time during a U.S. holder’s holding period, then certain potentially adverse tax consequences could apply to such U.S. holder’s acquisition, ownership, and disposition of common shares. For more information, please see the discussion in “Certain U.S. Federal Income Tax Considerations for U.S. Holders” below.

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

Governance

The Board is responsible for overseeing the assessment and management of enterprise-level risks that may impact the Company. The Audit Committee has primary responsibility for overseeing risk management, including oversight of risks from cybersecurity threats. The Chief Executive Officer and Chief Financial Officer of the Company report on cybersecurity matters, including material threats, to the Audit Committee at regularly scheduled Audit Committee meetings, which are then discussed with the Board.

It is management’s responsibility to manage cybersecurity threats, as described above, and bring to the Board’s attention any material threats. Under the oversight of the Audit Committee, the Chief Executive Officer of the Company is primarily responsible for the assessment and management of cybersecurity threats and utilizes third-party consultants retained by the Company for advice.

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

Property Description and Location

Figure 1: Location of the Livengood Gold Project

The Company owns a 100% interest in the Livengood Gold Project and the Company’s primary focus is to develop the Project with the objective of achieving commercial production. The Company’s book value of its investment in the Livengood Gold Project is $55,375,124 as of December 31, 2025.

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

The nearest community to Livengood Gold Project is the village of Minto, a town with a population of approximately 113 people located approximately 65 km (40 miles) southwest by road. The Fairbanks metropolitan area has a population of approximately 95,600 people, and comprises the regional center with hospitals, government offices, businesses and the University of Alaska, Fairbanks. The city is linked to southern Alaska along a north-south transportation and utility corridor that includes two paved highways, a railroad to tide water, an interlinked electrical grid, and communications infrastructure. Fairbanks has an international airport serviced daily by up to three major airlines.

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

Leased property

Alaska Mental Health Trust Lease. A lease of the AMHT mineral rights having a term commencing July l, 2004 and extending 29 years until June 30, 2033, subject to further extensions beyond June 30, 2033 by either (1) commercial production or (2) payment of an annual advance minimum royalty and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of 1% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in the Hudson/Geraghty Lease below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2025, there were 12,986 acres included in the AMHT lease.

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

On State of Alaska lands, the state holds both the surface and the subsurface rights. State of Alaska 40-acre mining claims require an annual rental payment by November 30th of each year of $40 per claim to be paid to the state for the first five years, $85 per year for the second five years, and $205 per year thereafter. The annual rental rates for each 160-acre claim are $165 for the first five years, $330 for the second five years, and $825 per year thereafter. As a consequence of the annual rentals due, all Alaska State Mining Claims have an expiry date of November 30th each year. In addition, there is a minimum annual work expenditure requirement of $100 per 40-acre claim (due on or before noon on September 1 in each year) or cash-in-lieu thereof, and an affidavit evidencing that such work has been performed is required to be filed on or before November 30th in each year. Excess work can be carried forward for up to four years. If the rental is paid and the work requirements are met, the claims can be held indefinitely. The work completed by the Company during the 2025 field season was filed as assessment work, and the value of that work is sufficient to meet the assessment work requirements through September 1, 2029 on all State of Alaska mining claims.

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

Technical Report Summary (“TRS”)

The Company has a 100% interest in the Livengood Gold Project. As of December 31, 2025, the Livengood Gold Project has (i) proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and (ii) measured and indicated mineral resources, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, in each case as reported in the TRS attached as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A filed with the SEC on October 17, 2023. The TRS details a project that would process 65,000 tons per day and produce 6.4 million ounces of gold over 21 years from a gold reserve estimated at 9.0 million ounces at 0.65 g/tonne. The TRS utilized a third-party review by Whittle Consulting and BBA Inc. to integrate new interpretations based on an expanded geological database, improved geological modelling, new resource estimation methodology, an optimized mine plan and production schedule, additional detailed metallurgical work at various gold grades and grind sizes, changes in the target grind for the mill, new engineering estimates, and updated cost inputs, all of which significantly de-risk the Project. The TRS has estimated the capital costs of the Project at $1.93 billion, the total cost per ton milled at $13.12, the all-in sustaining costs at $1,171 per ounce, and net present value (5%) at $1,800/oz of $400 million.

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

The TRS, current as of December 31, 2025, indicates that the Project generates a minimal positive return at a gold price of $1,680 per ounce. Readers are encouraged to review the entire TRS on EDGAR, with particular emphasis on the sensitivity analyses contained therein. The TRS for the Livengood Gold Project was filed as Exhibit 96.1 to the Company’s Annual Report on Form 10-K/A, dated October 17, 2023. Readers are cautioned that the NI 43-101 reports filed on SEDAR+ by the Company in September of 2013, October of 2016, April 2017, and December 2021 are no longer considered current and should therefore no longer be relied upon by investors.

Mineral Resource and Reserve Estimates

Table 1: Livengood Gold Project mineral resources estimate (exclusive of reserves)

Classification	Metric tons (Mmt)	Au (g/mt)	Contained Au (Koz)
Measured	234.50	0.53	3,990.49
Indicated	40.01	0.49	629.61
Total Measured and Indicated	274.51	0.52	4,620.10
Inferred	15.98	0.40	206.98
1.	The Qualified Person for the mineral resource estimate is Resource Development Associates Inc.
2.	The effective date of the mineral resource estimate is August 20, 2021 and the estimate remains current as of December 31, 2025.
3.	Mineral resources for the Project are enumerated as per §229.1302(d)(1)(iii)(A) (Item 1302(d)(1)(iii)(A) of Regulation S-K).
4.	Mineral resources are not mineral reserves and do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the mineral resources estimated will be converted into mineral reserves.
5.	Open pit resources stated as contained within a potentially economically minable open pit; pit optimization was based on gold price of $1,650 per ounce, which was 5% over the three year rolling average as of August, 2021, variable mining and recoveries as described in Table 1C, and general and administrative cost of $1.55 per tonne, and a pit slope of 45 degrees.
6.	Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
7.	Mineral resources are reported exclusive of mineral reserves (for a presentation of resource inclusive of mineral resources, please refer to Section 10 of the TRS). The reserves reported in Table 2 represent measured mineral resources and indicated mineral resources that were evaluated with modifying factors related to open pit mining.

Table 1C: Pit constraining parameters used for resource estimates

		Rock	Rock	Rock	Rock	Rock	Rock
Parameter	Unit	Type 4	Type 5	Type 6	Type 7	Type 8	Type 9
Mining Cost	$/total mt	1.76	1.74	1.74	1.68	1.76	1.76
Au Cut-off	g/mt	0.21	0.20	0.25	0.25	0.33	0.33
Processing Cost	$/process mt	9.27	9.15	9.17	9.50	9.71	9.71
Au Recovery	%	84	80	71	67	55	56
Administrative Cost	$/process mt	1.55	1.55	1.55	1.55	1.55	1.55
Royalty	%	3	3	3	3	3	3
Au Selling Price	$/oz	1,650	1,650	1,650	1,650	1,650	1,650
Overall Slope Angle	Degrees	45	45	45	45	45	45

Table 2: Livengood Project mineral reserves

	Ore	Au Grade	Contained Au
Classification	Metric tons (Mmt)	(g/mt)	Koz
Proven Reserves
Rock Type 4	75.4	0.54	1,314
Rock Type 5	110.5	0.55	1,972
Rock Type 6	91.7	0.65	1,922
Rock Type 7	61.0	0.70	1,367
Rock Type 8	2.4	0.73	56
Rock Type 9	70.5	0.82	1,861
Total Proven Reserves	411.5	0.64	8,492
Probable Reserves
Rock Type 4	2.5	0.48	39
Rock Type 5	4.0	0.47	62
Rock Type 6	3.0	0.99	94
Rock Type 7	4.8	0.98	152
Rock Type 8	0.3	0.76	6
Rock Type 9	3.9	1.26	159
Total Probable Reserves	18.5	0.86	512
Total Proven and Probable Reserves	430.1	0.65	9,004
1.	The Qualified Person for the Mineral Reserve Estimate is Jeffrey Cassoff, P. Eng., of BBA USA Inc.
2.	The effective date of the mineral reserve estimate is October 22, 2021 and the estimate remains current as of December 31, 2025.
3.	Mineral reserves for the Project are enumerated as per added §229.1302(e)(2) (Item 1302(e)(2) of Regulation S-K).
4.	Mineral reserves are estimated using a gold price of $1,680 per ounce, which approximated the 2 - year rolling average gold price during October 2021, and consider a 3% royalty, $1.80 per ounce for smelting, refining, and transportation costs, and a gold payable of 99.9%.
5.	Metallurgical recovery curves were developed for each rock type (“RT”), with the Mineral Reserves having the following tonnage weighted averages: 83.3% for RT4, 79.8% for RT5, 73.5% for RT6, 66.4% for RT7, 58.7% for RT8 and 57.1% for RT9, including 22% for massive stibnite mineralization.
6.	As a result of the complex metallurgical recovery equations, it is difficult to determine specific cut-off grades. The following presents the lowest gold grades for each rock type that are processed in the life of mine plan: 0.26 g/t for RT4, 0.28 g/t for RT5, 0.31 g/t for RT6, 0.31 g/t for RT7, 0.42 g/t for RT8 and 0.42 g/t for RT9.
7.	The strip ratio for the open pit is 1.15 to 1.
8.	The mineral reserves are inclusive of mining dilution and ore loss.
9.	The reference point for the mineral reserves is the primary crusher.
10.	Totals may not add due to rounding.

ITEM 3.    LEGAL PROCEEDINGS

We are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the fiscal year ended December 31, 2025, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company are listed and posted for trading on the TSX under the symbol “ITH”, on the NYSE American under the symbol “THM”, and on the Frankfurt Stock Exchange under the symbol “-1I1-”. As at March 3, 2026, there were 261,077,473 common shares issued and outstanding, and the Company had approximately 215 shareholders of record.

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

We believe that we likely were a PFIC for U.S. federal income tax purposes during the fiscal year ended December 31, 2025, and we expect that we will be a PFIC in the current year and that we may be a PFIC in future years. The determination of whether or not the Company is a PFIC is a factual determination dependent on a number of factors that cannot be made until the close of the applicable tax year. Accordingly, no assurances can be given regarding the Company’s PFIC status for the current year or any future year. The Company’s status as a PFIC can have significant adverse tax consequences for a U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period.

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

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current Business Activities

General

ITH is a company engaged in the acquisition and development of mineral properties. The Company currently holds a 100% interest in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. As of December 31, 2025, the Livengood Gold Project has (i) proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and (ii) a measured and indicated mineral resource, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, in each case as reported in the Technical Report Summary (the “TRS”) attached as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A filed with the SEC on October 17, 2023. A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, is set forth in Part I, Item 2. Properties of this Annual Report on Form 10-K.

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

The Company has determined that the mineral resource estimate of August 20, 2021 remains current as of December 31, 2025.

2026 Highlights and Outlook

On January 27, 2026, the Company completed a public offering of 33,672,000 common shares, at an issue price to the public of $2.22 per share, for aggregate gross proceeds, before deducting underwriting discounts and offering expenses, of approximately $74.8 million. Concurrent with the public offering, the Company completed a private placement of 19,520,000 common shares to affiliates of Paulson & Co. Inc. (“Paulson”), at the same issue price, for aggregate proceeds of approximately $43.3 million. The private placement was completed in two tranches, with 18,018,018 issued to Paulson on January 27, 2026 and an additional 1,501,982 common shares issued to Paulson on January 29, 2026 to reflect an upsizing in the size of the $60 million public offering initially announced by the Company on January 22, 2026.

The Company expects to use the net proceeds of the public offering and private placement to fund the exploration and development of the Livengood Gold Project, including drilling, metallurgical studies, feasibility studies, technical studies, baseline environmental studies, detailed engineering in support of permitting, permitting, legal support, community engagement, mineral lease and land payments, acquisitions, and general corporate purposes.

For 2026, the Company plans to advance metallurgical studies evaluating whether antimony might be recoverable from the massive stibnite veins contained within the deposit, select and engage the technical team to begin the feasibility study, conduct drilling to obtain fresh core for metallurgical test work in support of the feasibility study, as well as conducting community engagement and advancing the baseline environmental data collection in support of the feasibility study and future permitting.

Results of Operations

Summary of Quarterly Results

	December 31,	September 30,	June 30,	March 31,
Description	2025	2025	2025	2025
Net loss	$(1,311,876)	$(732,303)	$(1,925,086)	$(669,068)
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

	December 31,	September 30,	June 30,	March 31,
Description	2024	2024	2024	2024
Net loss	$(954,847)	$(667,302)	$(1,431,915)	$(545,308)
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Significant fluctuations in the Company’s quarterly net losses have mainly been the result of operating cost changes.

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

The Company had cash and cash equivalents of $1,353,333 at December 31, 2025 compared to $992,487 at December 31, 2024. The Company incurred a net loss of $4,638,333 for the year ended December 31, 2025 compared to a net loss of $3,599,372 for the year ended December 31, 2024. The following discussion highlights certain selected financial information and changes in operations between the year ended December 31, 2025 and the year ended December 31, 2024.

Share-based payment charges were $697,774 during the year ended December 31, 2025 compared to $613,690 during the year ended December 31, 2024. The $84,084 increase in share-based payment charges during the year was mainly the result of equity compensation issued or granted to certain contractors of the Company during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The Company granted 332,000 deferred share units (“DSUs”) at an issue price of C$1.25 per DSU and 240,000 incentive stock options at an issue price of C$1.25 per option during the year ended December 31, 2025 compared to 441,490 DSUs at an issue price of C$0.94 per DSU, 240,000 incentive stock options at an issue price of C$0.94 per option, and 2,500,000 incentive stock options at an issue price of C$0.64 per option during the year ended December 31, 2024. All DSUs granted in each of these years were fully vested upon issuance. All options granted on June 4, 2025 and May 29, 2024 vest one-third on the grant date, one-third on the first anniversary, and one-third on the second anniversary. Of the 2,500,000 options granted on December 2, 2024, 1,000,000 options vested immediately on the grant date, 500,000 were cancelled on June 2, 2025 when certain market conditions were not met, and the remaining 1,000,000 vested on December 2, 2025, when certain market conditions were met. At December 31, 2025, there was C$88,963 of unrecognized compensation expense related to unvested options outstanding.

Share-based payment charges were allocated as follows:

	Year Ended	Year Ended
	December 31,	December 31,
Expense category:	2025	2024
Consulting	$574,499	$519,249
Investor relations	8,218	6,296
Wages and benefits	115,057	88,145
	$697,774	$613,690

Mineral property expenditures were $1,596,798 and $1,211,751 for the years ended December 31, 2025 and 2024, respectively. The increase of $385,047 is primarily due to increased project-related legal costs for an increase of $115,445, metallurgical study costs for an increase of $111,871, higher advance minimum royalty payment for an increase of $80,455, and increased field supplies and services for an increase of $77,276.

Excluding share-based payment charges of $574,499 and $519,249 for the years ended December 31, 2025 and 2024, respectively, consulting fees increased to $382,212 for the year ended December 31, 2025 from $232,896 for the year ended December 31, 2024. The increase of $149,316 is primarily due to increased services.

Professional services were $374,099 and $241,059 for the years ended December 31, 2025 and 2024, respectively. The increase of $133,040 is primarily due to increased corporate legal costs of $136,363 partially offset by lower accounting services for a decrease of $3,323.

Excluding share-based payment charges of $115,057 and $88,145 for the years ended December 31, 2025 and 2024, respectively, wages and benefits increased to $881,515 for the year ended December 31, 2025 from $869,664 for the year ended December 31, 2024. The increase of $11,851 is primarily due to higher labor and labor-related benefits $6,128 and higher year-end payroll and vacation accruals of $5,723.

Travel costs were $42,193 for the year ended December 31, 2025 compared to $33,516 for the year ended December 31, 2024. The increase of $8,677 is primarily due to increased travel requirements.

Insurance costs were $162,275 for the year ended December 31, 2025 compared to $204,677 for the year ended December 31, 2024. The decrease of $42,402 is primarily due to premium savings as a result of an agent change.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Other items amounted to other loss of $109,584 during the year ended December 31, 2025 compared to other income of $190,322 during the year ended December 31, 2024. The Company had a foreign exchange loss of $183,339 during the year ended December 31, 2025 compared to a foreign exchange gain of $106,386 during the year ended December 31, 2024 as a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances. The average exchange rate during the year ended December 31, 2025 was C$1 to $0.7157 compared to C$1 to $0.7302 for the year ended December 31, 2024.

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

As at December 31, 2025, the Company reported cash and cash equivalents of $1,353,333 compared to $992,487 at December 31, 2024. The increase of approximately $0.4 million resulted mainly from net financing activities of $3.8 million partially offset by operating activities of $3.2 million and a negative foreign exchange impact of $0.2 million during the year ended December 31, 2025.

Subsequent to December 31, 2025, in January 2026 the Company received approximately $118.1 million of gross proceeds from an equity financing. Over the next several years, the Company intends to use the net proceeds to fund the exploration and development of the Livengood Gold Project, including drilling, metallurgical studies, feasibility studies, technical studies, baseline environmental studies, detailed engineering in support of permitting, permitting, legal support, community engagement, mineral lease and land payments, acquisitions and general corporate purposes, allocated approximately $50 million for feasibility and technical studies, $35 million for permitting and community engagement, and the remainder for corporate G&A and general corporate purposes. Due to the recent completion of the financing, the 2026 budget has not yet been finalized by management and approved by the Board, but anticipated 2026 expenditures will include $702,865 for mineral property leases and $214,790 for mining claim government fees. Total commitments for years 2026 through 2031 for mineral property leases and mining claim government fees are $4,335,942 and $1,288,740, respectively.

Based on cash and cash equivalents on hand of $1,353,333 as of December 31, 2025 and approximately $118.1 million of gross proceeds from the equity financing in January 2026, as at March 10, 2026, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

Financing activities during the year ended December 31, 2025 consisted of a private placement pursuant to which the Company issued 8,192,031 common shares to existing major shareholders to raise gross proceeds of approximately $3.9 million.

Financing activities during the year ended December 31, 2024 consisted of a private placement, pursuant to which the Company issued 3,807,911 common shares to existing major shareholders to raise gross proceeds of approximately $2.5 million.

The Company had no cash flows from investing activities during the years ended December 31, 2025 and December 31, 2024.

As at December 31, 2025, the Company had working capital of $1,015,182 compared to working capital of $959,703 at December 31, 2024. The Company expects that it will operate at a loss for the foreseeable future but believes its current cash and cash equivalents will be sufficient for it to complete its anticipated 2026 work plan and satisfy its currently anticipated general and administrative costs, through the 2026 fiscal year.

There is no assurance that the Company will be able to obtain the additional financing required to further advance the Project on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work or the development of the Livengood Gold Project, or unexpected results in connection with the ongoing work or the development of the Livengood Gold Project, could result in the Company being required to raise additional funds to advance the Project.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the future. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.” The quantity of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Specific plans related to the use of proceeds will be devised once financing has been completed and management knows what funds will be available for these purposes.

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

The Company assesses interests in its mineral property assets for impairment at least annually, but will also conduct an assessment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. The assets that are tested for recoverability are the Company’s long-lived assets related to mineral property rights and claims. At December 31, 2025, the Company’s mineral property assets totaled approximately $55 million. As these assets are all similar in nature (they represent mining claims or rights to mining claims all within the same area), they are viewed as one asset group for impairment testing purposes. The Company evaluates recoverability of its mineral property assets based on the undiscounted cash flows using the life of mine cash flows beginning with production as stated in the TRS for the Livengood Gold Project, which uses a life of mine of approximately 21 years. The estimates used in the life of mine cash flows are subject to uncertainty, including as a result of the assumed gold price.

At the reporting period end, price of gold is compared to the prior year-end gold price. The price of gold on December 31, 2025 was $4,308, which is $1,697 and 65% higher than the price of $2,611 at December 31, 2024. The Livengood Gold Project is a long-term project that will take time to develop and eventually monetize making the use of a longer-term gold price assumption in the TRS more appropriate compared to recent spot prices for gold.

As at December 31, 2025, the Company concluded that the recoverability of the mineral property assets exceeded the carrying value.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

International Tower Hill Mines Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Tower Hill Mines Ltd. (the “Company”), as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2025, and 2024 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025, and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of Impairment Indicators of Mineral Property

As described in Note 4 to the financial statements, the carrying amount of the Company’s mineral property was $55,375,124 as of December 31, 2025. As more fully described in Note 2 to the financial statements, management assesses its mineral property for indicators of impairment at each reporting period.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures included, among others:

●	Obtaining an understanding of the key controls associated with evaluating the mineral property for indicators of impairment.
●	Obtaining and assessing management’s impairment analysis.
●	Evaluating the intent for the mineral property through discussion and communication with management.
●	Reviewing the Company’s recent expenditure activity and expenditure budgets for future periods.
●	Assessing compliance with agreements and expenditure requirements including vouching cash payments.
●	Obtaining, on a test basis through government websites, confirmation of title to ensure mineral rights underlying the mineral property are in good standing.

We have served as the Company’s auditor since 2017.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants	Vancouver, Canada

March 11, 2026

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2025 and 2024

(Expressed in U.S. Dollars)

		December 31,	December 31,
	Note	2025	2024
ASSETS

Current assets
Cash and cash equivalents	1	$1,353,333	$992,487
Prepaid expenses and other		159,801	144,693
Total current assets		1,513,134	1,137,180
Property and equipment		7,465	7,465
Mineral property	4	55,375,124	55,375,124

Total assets		$56,895,723	$56,519,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$145,918	$38,374
Accrued liabilities	5	352,034	139,103
Total liabilities		497,952	177,477

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 207,885,473 and 199,693,442 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	7	294,980,859	291,169,769
Contributed surplus	7	37,621,329	36,923,555
Accumulated other comprehensive income		1,598,066	1,413,118
Deficit		(277,802,483)	(273,164,150)

Total shareholders’ equity		56,397,771	56,342,292
Total liabilities and shareholders’ equity		$56,895,723	$56,519,769

General Information, Nature of Operations and Going Concern (Note 1)

Commitments (Note 9)

Subsequent events (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2025 and 2024

(Expressed in U.S. Dollars)

		December 31,	December 31,
	Note	2025	2024
Operating Expenses
Consulting fees	7	$956,711	$752,145
Insurance		162,275	204,677
Investor relations	7	62,543	59,475
Mineral property	4	1,596,798	1,211,751
Office		30,032	27,682
Other		16,384	16,847
Professional fees		374,099	241,059
Regulatory		155,482	149,557
Rent	10	135,660	135,176
Travel		42,193	33,516
Wages and benefits	7	996,572	957,809
Total operating expenses		(4,528,749)	(3,789,694)

Other income (expense)
Gain (loss) on foreign exchange		(183,339)	106,386
Interest income		73,755	83,936

Total other income (expense)		(109,584)	190,322

Net loss for the year		(4,638,333)	(3,599,372)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		184,948	(115,710)
Total other comprehensive income (loss) for the year		184,948	(115,710)

Comprehensive loss for the year		$(4,453,385)	$(3,715,082)

Basic and diluted loss per share		$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted		207,885,473	199,654,096

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2025 and 2024

(Expressed in U.S. Dollars)

				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income(Loss)	Deficit	Total
Balance, December 31, 2023	195,885,531	$288,866,139	$36,309,865	$1,528,828	$(269,564,778)	$57,140,054
Share issuance	3,807,911	2,528,453	—	—	—	2,528,453
Share issuance costs	—	(224,823)	—	—	—	(224,823)
Stock-based compensation-option	—	—	320,448	—	—	320,448
Stock-based compensation-DSU	—	—	293,242	—	—	293,242
Exchange difference on translating foreign operations	—	—	—	(115,710)	—	(115,710)
Net loss	—	—	—	—	(3,599,372)	(3,599,372)
Balance, December 31, 2024	199,693,442	291,169,769	36,923,555	1,413,118	(273,164,150)	56,342,292
Share issuance	8,192,031	3,932,994	—	—	—	3,932,994
Share issuance costs	—	(121,904)	—	—	—	(121,904)
Stock-based compensation-option	—	—	360,340	—	—	360,340
Stock-based compensation-DSU	—	—	337,434	—	—	337,434
Exchange difference on translating foreign operations	—	—	—	184,948	—	184,948
Net loss	—	—	—	—	(4,638,333)	(4,638,333)
Balance, December 31, 2025	207,885,473	$294,980,859	$37,621,329	$1,598,066	$(277,802,483)	$56,397,771

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2025	2024
Operating Activities
Loss for the year	$(4,638,333)	$(3,599,372)
Add items not affecting cash:
Stock-based compensation-option	360,340	320,448
Stock-based compensation-DSU	337,434	293,242
Changes in non-cash working capital items:
Accounts receivable	(44,368)	5,165
Prepaid expenses	35,002	134,473
Accounts payable and accrued liabilities	318,198	(47,498)
Cash used in operating activities	(3,631,727)	(2,893,542)

Financing Activities
Issuance of common shares	3,932,994	2,528,453
Share issuance costs	(121,904)	(224,823)
Cash provided by financing activities	3,811,090	2,303,630

Effect of foreign exchange on cash and cash equivalents	181,483	(105,291)
Decrease in cash and cash equivalents	360,846	(695,203)
Cash and cash equivalents, beginning of year	992,487	1,687,690
Cash and cash equivalents, end of year	$1,353,333	$992,487

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

International Tower Hill Mines Ltd. consists of ITH and its wholly owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At December 31, 2025, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A.

These consolidated financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is no assurance that the Company will be able to obtain the additional financing required to further advance the Project on acceptable terms, if at all. In addition, any significant delays in the issuance of required permits for the ongoing work or the development of the Livengood Gold Project, or unexpected results in connection with the ongoing work or the development of the Livengood Gold Project, could result in the Company being required to raise additional funds to advance the Project. The amount of funds to be raised and the terms of any proposed equity financing that may be undertaken will be negotiated by management as opportunities to raise funds arise. Subsequent to December 31, 2025, the Company completed a public offering and raised approximately $74.75 million and completed a non-brokered private placement and raised approximately $43.3 million (Note 11). As at March 10, 2026, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

These financial statements do not reflect adjustments to the carrying values of assets and liabilities and the reported expenses and balance sheet classifications that would be necessary were the going concern adjustment appropriate. Such adjustments could be material.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On March 10, 2026, the Board approved the consolidated financial statements dated December 31, 2025.

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

The Company assesses interests in its mineral property assets for impairment at least annually but will also conduct an assessment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount. The assets that are tested for recoverability are the Company’s long-lived assets related to mineral property rights and claims. At December 31, 2025, the Company’s mineral property assets totaled approximately $55 million. As these assets are all similar in nature (they represent mining claims or rights to mining claims all within the same area), they are viewed as one asset group for impairment testing purposes. The Company evaluates recoverability of its mineral property assets based on the undiscounted cash flows using the life of mine cash flows beginning with production as stated in the Technical Report Summary (the “TRS”) attached as Exhibit 96.1 to the 2022 Annual Report on Form 10-K/A filed with the SEC on October 17, 2023 for the Livengood Gold Project, which uses a life of mine of approximately 21 years. The estimates used in the life of mine cash flows are subject to uncertainty, including as a result of the assumed gold price.

As at December 31, 2025, the Company concluded that the recoverability of the mineral property assets exceeded the carrying value.

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

Asset retirement obligations

The Company records a liability based on the best estimate of costs for site closure and reclamation activities that the Company is legally or contractually required to remediate. The provision for closure and reclamation liabilities is estimated using expected cash flows based on engineering and environmental reports and accreted to full value over time through periodic charges to income. The Company does not have any material provisions for environmental rehabilitation as of December 31, 2025.

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

Net loss per share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or contracts that may require the issuance of common shares in the future were converted, unless the impact is anti-dilutive. For the year ended December 31, 2025, this calculation proved to be anti-dilutive, and therefore the Company’s 3,455,000 stock options and 3,476,102 deferred share units (“DSUs”) outstanding at year-end have been excluded from the calculation.

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and,
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.           MINERAL PROPERTY

The Company had the following activity related to the mineral property:

Capitalized acquisition costs	Amount
Balance, December 31, 2023	$55,375,124
Additions	—
Balance, December 31, 2024	$55,375,124
Additions	—
Balance, December 31, 2025	$55,375,124

The following table presents costs incurred for mineral property activities for the years ended December 31, 2025 and 2024:

	Year ended	Year ended
	December 31, 2025	December 31, 2024
Mineral property costs:
Aircraft services	$11,400	$10,790
Environmental	221,708	217,062
Equipment and facilities rental	22,377	33,701
Field costs	198,362	102,326
Geological/geophysical	111,868	—
Land maintenance & tenure	900,144	819,689
Legal	130,464	15,019
Transportation and travel	475	13,164
Total expenditures for the year	$1,596,798	$1,211,751

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

Details of the leases are as follows:

a)	a lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 29 years until June 30, 2033, subject to further extensions beyond June 30, 2033 by either (1) commercial production or (2) payment of an annual advance minimum royalty and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of 1% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of Livengood Placers, Inc. in December 2011. As of December 31, 2025, the Company has paid $5,953,438 from the inception of this lease.

b)	a lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. As of December 31, 2025, the Company has paid $1,080,000 from the inception of this lease.
c)	a lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as minimum royalties are paid. In 2019, the Company acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The lease requires a minimum royalty of $15,000 payable to the remaining third-party lessors on or before each anniversary date subsequent to January 18, 2017 (all of which minimum royalties are recoverable from production royalties). As of December 31, 2025, the Company has paid $315,000 to the remaining third-party lessors in minimum royalties from the inception of this lease. A production royalty of 1.8% NSR is payable to the remaining third-party lessors. At any time during the term of the lease, the Company may exercise its option to purchase all interests of the remaining third-party lessors in the patented lode claims subject to the lease (including the production royalty) for $600,000 (less all minimum and production royalties paid to said lessors prior to the date the option is exercised), of which 10% of the purchase price is payable upon exercise, 40% is payable in equal installments over the subsequent four years following the exercise, and 50% is payable by way of the 1.8% NSR production royalty. Upon commencement of commercial production, the option must be exercised.
d)	a lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. As of December 31, 2025, the Company has paid $248,000 from the inception of this lease.

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

5.           ACCRUED LIABILITIES

The following table presents the accrued liabilities balances at December 31, 2025 and 2024.

	December 31,	December 31,
	2025	2024
Accrued liabilities	$290,657	$83,876
Accrued salaries and benefits	61,377	55,227
Total accrued liabilities	$352,034	$139,103

Accrued liabilities at December 31, 2025 include accruals for general corporate costs and project costs of $127,064 and $163,596, respectively. Accrued liabilities at December 31, 2024 include accruals for general corporate costs and project costs of $44,831 and $39,045, respectively.

6.           INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows for the years ended December 31, 2025 and 2024:

	December 31,		December 31,
	2025		2024
Loss for the year		$(4,638,333)		$(3,599,372)
Federal and Provincial tax rate		27.0%		27.0%

Expected income tax (recovery)	27.0%	$(1,252,000)	27.0%	$(972,000)
Change in statutory, foreign tax, foreign exchange rates and other	7.0%	(323,000)	(12.6)%	455,000
Permanent difference	(4.1)%	190,000	(2.4)%	88,000
Share issue cost	0.8%	(35,000)	1.7%	(60,000)
Adjustment to prior years provision versus statutory tax returns	(430.7)%	19,979,000	(7.1)%	257,000
Change in valuation allowance	400.1%	(18,559,000)	(6.4)%	232,000
Total income tax expense (recovery)		$—		$—
Current income tax		$—		$—
Deferred tax recovery		$—		$—

The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax assets (liabilities):
Exploration and evaluation assets	$—	$16,210,000
Property and equipment	7,000	7,000
Share issue costs	63,000	45,000
Non-capital losses available for future period	56,646,000	55,434,000
Valuation allowance	(53,137,000)	(71,696,000)
Net deferred tax asset	3,579,000	—

Deferred tax liabilities
Exploration and evaluation assets	(3,579,000)	—
Net deferred tax assets	$—	$—

At December 31, 2025, the Company has available non-capital losses for Canadian income tax purposes of approximately C$ 31,160,000 and net operating losses for US income tax purposes of approximately $40,529,000 that do not have an expiration date and $137,153,000 available for carry-forward to reduce future years’ taxable income, if not utilized, expiring as follows:

	Canada (C$)		United States ($)
2045	C$	1,595,000	$—
2044		906,000	—
2043		1,063,000	—
2042		599,000	—
2041		1,204,000	—
2040		1,211,000	—
2039		1,164,000	—
2038		417,000	—
2037		1,757,000	8,800,000
2036		1,611,000	8,798,000
2035		395,000	10,703,000
2034		1,792,000	12,587,000
2033		1,687,000	14,208,000
2032		2,854,000	16,798,000
2031		5,051,000	40,825,000
2030		3,052,000	18,765,000
2029		2,378,000	2,973,000
2028		1,301,000	1,412,000
2027		1,031,000	1,284,000
2026		92,000	—
	C$	31,160,000	$137,153,000

The Company also has available mineral resource expenses that are related to the Company’s activities in the United States of approximately $60,013,000, which may be deductible for U.S. tax purposes. Future tax benefits, which may arise as a result of applying these deductions to taxable income, have not been recognized in these accounts due to the uncertainty of future taxable income.

7.            SHARE CAPITAL

Authorized

The Company’s share capital consists of an unlimited number of authorized common shares without par value. At December 31, 2025 and 2024, there were 207,885,473 and 199,693,442 shares issued and outstanding, respectively.

Share issuances

During the year ended December 31, 2025, the Company issued 8,192,031 common shares pursuant to a $3,932,994 non-brokered private placement at a price of $0.4801 per common share to existing major shareholders of the Company.

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

On June 4, 2025, the Company granted a total of 240,000 incentive stock options to certain officers and employees of the Company to purchase common shares in the capital stock of the Company at an issue price of C$1.25 per share. Of the total 240,000 stock options granted, 150,000 were granted to Mr. Karl Hanneman, Chief Executive Officer. All of the options vest one-third on the grant date, one-third on June 4, 2026, one-third on June 4, 2027 and expire on June 4, 2031.

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

On December 2, 2024, the Company granted a total of 2,500,000 incentive stock options to certain contractors of the Company to purchase common shares in the capital stock of the Company at an issue price of C$0.64 per share. Of the 2,500,000 options, 1,000,000 options vested immediately on the grant date, 500,000 were cancelled on June 2, 2025 when certain market conditions were not met, and the remaining 1,000,000 vested on December 2, 2025 when certain market conditions were met. All of these options expire on December 2, 2026.

A summary of the status of the stock option plan as of December 31, 2025 and 2024 and changes during the fiscal years is presented below:

	Year Ended			Year Ended
	December 31, 2025			December 31, 2024
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise	Intrinsic	Number of	Exercise	Intrinsic
	Options	Price (C$)	Value (C$)	Options	Price (C$)	Value (C$)

Balance, beginning of the year	4,152,232	$0.78	—	1,787,049	$0.92	—
Granted	240,000	$1.25	—	2,740,000	$0.67	—
Forfeited/cancelled	(500,000)	$0.64	—	—	—	—
Expired	(437,232)	$1.14	—	(374,817)	$0.61	—
Balance, end of the year	3,455,000	$0.79	$6,014,550	4,152,232	$0.78	$2,400

The weighted average remaining life of options outstanding at December 31, 2025 was 1.8 years.

Stock options outstanding are as follows:

	December 31, 2025			December 31, 2024
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
February 1, 2025	—	—	—	$1.35	250,000	250,000
August 8, 2025	—	—	—	$0.85	187,232	187,232
May 27, 2026	$0.92	255,000	255,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	240,000
May 24, 2028	$0.92	240,000	240,000	$0.92	240,000	240,000
May 23, 2029	$0.63	240,000	240,000	$0.63	240,000	160,000
May 29, 2030	$0.94	240,000	160,000	$0.94	240,000	80,000
December 2, 2026	$0.64	2,000,000	2,000,000	$0.64	2,500,000	1,000,000
June 4, 2031	$1.25	240,000	80,000	—	—	—
	—	3,455,000	3,215,000	—	4,152,232	2,412,232

A summary of the non-vested options as of December 31, 2025 and 2024 and changes during the fiscal years ended December 31, 2025 and 2024 is as follows:

		Weighted average
		grant-date fair
Non-vested options:	Number of options	value (C$)
Outstanding at December 31, 2023	240,000	$0.73
Granted	2,740,000	$0.29
Vested	(1,240,000)	$0.34
Outstanding at December 31, 2024	1,740,000	$0.28
Granted	240,000	$0.87
Forfeited/cancelled	(500,000)	$0.13
Vested	(1,240,000)	$0.35
Outstanding at December 31, 2025	240,000	$0.79

At December 31, 2025, there was C$88,963 of unrecognized compensation expense related to non-vested options outstanding.

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). The DSU Plan was approved by the Company’s shareholders on May 24, 2017 and re-approved by the Company’s shareholders on May 27, 2020, May 25, 2021, and May 29, 2024. As at December 31, 2025, the maximum aggregate number of common shares that could be issued under the DSU Plan and the Stock Option Plan was 20,788,547, representing 10% of the number of issued and outstanding common shares on that date (on a non-diluted basis). As at December 31, 2025, the Company had stock options to potentially acquire 3,455,000 common shares outstanding under the Stock Option Plan (representing approximately 1.66% of the outstanding common shares), leaving up to 17,333,547 common shares available for future grants under the DSU Plan and under the Stock Option Plan (combined) based on the number of outstanding common shares as at that date on a non-diluted basis (representing an aggregate of approximately 8.34% of the outstanding common shares).

During the year ended December 31, 2025, in accordance with the DSU Plan, the Company granted each of the members of the Board (other than those directors nominated for election by Paulson & Co. Inc.) 66,400 DSUs for a total of 332,000 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$1.25 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

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

DSUs outstanding are as follows:

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
		Weighted average		Weighted average
	Number of	grant-date fair	Number of	grant-date fair
	DSUs	value (C$)	DSUs	value (C$)
Balance, beginning of the year	3,144,102	$0.84	2,702,612	$0.83
Issued	332,000	$1.25	441,490	$0.94
Balance, end of the year	3,476,102	$0.88	3,144,102	$0.84

Share-based payments

During the year ended December 31, 2025, the Company granted 240,000 stock options and 332,000 DSUs. Share-based payment compensation for the year ended December 31, 2025 total $697,774 ($360,340 related to stock options and $337,434 related to DSUs). Of the total expense for the year ended December 31, 2025, $574,499 was included in consulting fees, $115,057 was included in wages and benefits, and $8,218 was included in investor relations in the statement of operations and comprehensive loss.

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

The following weighted average assumptions were used for the Black-Scholes option pricing model of all the stock options excluding the stock options granted on December 2, 2024:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Expected life of options	6 years	6 years
Risk-free interest rate	2.90%	3.75%
Expected volatility	78.48%	76.79%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$1.25	$0.94

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

We reported no revenues during the years ended December 31, 2025 or 2024.

The following tables present selected financial information by geographic location:

	Canada	United States	Total
December 31, 2025
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	1,250,822	262,312	1,513,134
Total assets	$1,258,287	$55,637,436	$56,895,723

December 31, 2024
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	652,473	484,707	1,137,180
Total assets	$659,938	$55,859,831	$56,519,769

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

Net loss for the year - Canada	$(1,797,562)	$(1,138,375)
Net loss for the year - United States	(2,840,771)	(2,460,997)
Net loss for the year	$(4,638,333)	$(3,599,372)

9.           COMMITMENTS

The following table discloses, as of December 31, 2025, the Company’s contractual obligations including anticipated mineral property payments and work commitments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and the terms of the unpatented mineral claims held by it, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures as summarized in the table below in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditures, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
						2031 and
	2026	2027	2028	2029	2030	beyond	Total
Mineral Property Leases(1)	$702,865	$710,651	$718,534	$726,516	$734,597	$742,779	$4,335,942
Mining Claim Government Fees	214,790	214,790	214,790	214,790	214,790	214,790	1,288,740
Total	$917,655	$925,441	$933,324	$941,306	$949,387	$957,569	$5,624,682
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the work for which will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

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

11.         SUBSEQUENT EVENTS

Subsequent to December 31, 2025, the Company completed a public offering pursuant to which it issued 33,672,000 common shares of the Company, at a price of $2.22 per common share in the United States, for aggregate gross proceeds, before underwriting expenses and expenses of the offering, of approximately $74.75 million. In connection with the public offering, the Company completed a non-brokered private placement in two tranches pursuant to which it issued an aggregate of 19,520,000 common shares of the Company, at a price of $2.22 per common share to an existing major shareholder of the Company, for total proceeds of approximately $43.3 million.

During February 2026, in accordance with the DSU Plan, the Company granted three of the Company’s directors a total of 41,503 DSUs with a grant date fair value of $2.53 per DSU, or an aggregate of $105,000.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2025, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of internal control over financial reporting as of December 31, 2025. In conducting this evaluation, management used the framework established by the Committee of Sponsoring Organizations of the Treadway Commission as set forth in Internal Control – Integrated Framework (2013). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the fourth quarter ended December 31, 2025 that have materially, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after December 31, 2025 (the “2026 Proxy Statement”), and is incorporated by reference in this Annual Report on Form 10-K.

The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.ithmines.com. We intend to post on our website any amendments to, or waivers from our Code of Business Conduct and Ethics applicable to senior financial executives.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2026 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2026 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2026 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2026 Proxy Statement, and is incorporated by reference in this Annual Report on Form 10-K.

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

10.1

Mining Lease with Option to Purchase, dated January 18, 2007, between Talon Gold Alaska Inc. and Bernard E. Griffin, Donna Griffin, Larry Kilgore, Sherry Gerbi, Jerry Griffin, Tim Miller, Lynne Miller, Robert and Marcia Miller (filed as Exhibit 11 to the Company’s Form 20-F on December 3, 2007 and incorporated herein by reference)

10.2**

Upland Mining Lease, effective July 1, 2004, between the Alaska Mental Health Trust Authority and Tower Hill Mines, Inc. (as successor to AngloGold (U.S.A.)) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A on December 10, 2013 and incorporated herein by reference)

10.3

Addendum No. 2 to Upland Mining Lease, effective July 1, 2007, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.4

Addendum No. 3 to Upland Mining Lease, effective January 1, 2010, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (formerly Talon Gold Alaska, Inc.) (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.5

Addendum No. 4 to Upland Mining Lease, effective June 27, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.6**

Addendum No. 5 to Upland Mining Lease, effective June 30, 2013, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q on November 6, 2013 and incorporated herein by reference)

10.7**

Addendum No. 6 to Upland Mining Lease, effective June 30, 2023, between the State of Alaska, Department of Natural Resources, Mental Health Trust Land Office and Tower Hill Mines, Inc. (filed as Exhibit 10.7 to the Company’s Form 10 - K on March 12, 2025 and incorporated herein by reference)

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

10.11*

Consulting Agreement, dated May 11, 2015, between David A. Cross and International Tower Hill Mines Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.12*

Financial and Accounting Consulting Agreement, dated May 11, 2015, between Cross Davis & Company LLP, Certified General Accountants and International Tower Hill Mines Ltd. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on May 12, 2015 and incorporated herein by reference)

10.13*

Amended and Restated Employment Agreement, dated February 10, 2026, between Karl Hanneman and Tower Hill Mines (US) LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 13, 2026 and is incorporated herein by reference)

10.14

Amended and Restated Mining Lease, dated November 22, 2017, between Kasey Leigh Tucker and Tower Hill Mines, Inc. to amend and restate Mining Lease effective as of March 28, 2017, between Ronald Tucker and Talon Gold Alaska, Inc. (filed as Exhibit 10.16 to the Company’s Form 10-K on March 15, 2019 and incorporated herein by reference)

10.15

Subscription Agreement, dated March 13, 2018, between the Company and Electrum Strategic Opportunities Fund II, L.P. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

10.16	Subscription Agreement, dated March 13, 2018, between the Company and Paulson & Co. Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 16, 2018 and incorporated herein by reference)

10.17

Subscription Agreement, dated January 16, 2024, between the Company and Paulson & Co. Inc., Sprott Asset Management USA, Inc., and Heptagon plc Kopernik Global All-Cap Equity Fund, a fund managed by Kopernik Global Investors, LLC (filed as Exhibit 10.1 to the Company’s Form 8-K on January 22, 2024 and incorporated herein by reference)

10.18

Consulting Agreement, dated December 2, 2024, between the Company and Phenom Ventures LLC (filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2024 and incorporated herein by reference)

10.19

Stock Option Agreement, dated December 2, 2024, between the Company and Phenom Ventures LLC (filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 2, 2024 and incorporated herein by reference)

10.20	Form of Subscription Agreement, dated February 26, 2025 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2025 and incorporated herein by reference)

10.21

Subscription Agreement, dated January 21, 2026, between the Company and Paulson & Co., Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2026 and incorporated herein by reference)

10.22

Subscription Agreement, dated January 27, 2026, between the Company and Paulson & Co., Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on January 27, 2026 and incorporated herein by reference)

19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Form 10 - K filed on March 12, 2025 and incorporated herein by reference)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K on March 10, 2021 and incorporated herein by reference)

23.1+	Consent of Davidson & Company LLP

24+	Power of Attorney (see signature page)

31.1+	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Recovery Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K on March 8, 2024 and incorporated herein by reference)

101+

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2025 and 2024, (ii) the Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2025 and 2024, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024, and (v) the Notes to the Consolidated Financial Statements

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

Date: March 11, 2026

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

By:	/s/ Karl L. Hanneman	By:	/s/ Stuart A. Harshaw
	Karl L. Hanneman		Stuart A. Harshaw
	Chief Executive Officer and Director		Director
(Principal Executive Officer)

Date:	March 11, 2026	Date:	March 11, 2026

By:	/s/ David Cross	By:	/s/ Marcelo Kim
	David Cross		Marcelo Kim
	Chief Financial Officer		Director
(Principal Financial and Accounting Officer)

Date:	March 11, 2026	Date:	March 11, 2026

By:	/s/ Anton J. Drescher	By:	/s/ Thomas S. Weng
	Anton J. Drescher		Thomas S. Weng
	Director		Director

Date:	March 11, 2026	Date:	March 11, 2026

By:	/s/ Edel Tully
Edel Tully
Director

Date:	March 11, 2026