Form 10-Q
period 2026-03-31
INTERNATIONAL TOWER HILL MINES LTD
filed 2026-05-08
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 261,637,473 common shares outstanding.

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

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein. This list is not exhaustive of the factors that may affect any of the Company’s forward-looking statements. Forward-looking statements are statements about the future and are inherently uncertain, and actual achievements of the Company or other future events or conditions may differ materially from those reflected in the forward-looking statements due to a variety of risks, uncertainties and other factors, including without limitation those discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated herein by reference, as well as other factors described elsewhere in the Company’s other reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at March 31, 2026 and December 31, 2025

(Expressed in US Dollars - Unaudited)

	Note	March 31, 2026	December 31, 2025
ASSETS

Current
Cash and cash equivalents	1	$64,689,792	$1,353,333
Short-term investments		50,000,000	—
Prepaid expenses and other		748,294	159,801
Total current assets		115,438,086	1,513,134

Property and equipment		7,465	7,465
Mineral property	4	55,375,124	55,375,124

Total assets		$170,820,675	$56,895,723

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$215,401	$145,918
Accrued liabilities	5	269,563	352,034

Total liabilities		484,964	497,952

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 261,637,473 and 207,885,473 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6	409,336,983	294,980,859
Contributed surplus	6	37,626,458	37,621,329
Accumulated other comprehensive income (loss)		(1,099,390)	1,598,066
Deficit		(275,528,340)	(277,802,483)

Total shareholders’ equity		170,335,711	56,397,771

Total liabilities and shareholders’ equity		$170,820,675	$56,895,723

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2026 and 2025

(Expressed in US Dollars - Unaudited)

		Three Months Ended
	Note	March 31, 2026	March 31, 2025
Operating expenses
Consulting fees	6	$167,888	$110,044
Insurance		34,744	47,011
Investor relations	6	13,247	10,059
Mineral property	4	254,108	148,487
Office		7,251	4,272
Other		3,124	2,997
Professional fees		129,535	32,242
Regulatory		117,246	61,731
Rent		33,904	33,790
Travel		4,103	7,799
Wages and benefits	6	279,479	203,823
Total operating expenses		(1,044,629)	(662,255)

Other income (expense)
Gain (loss) on foreign exchange		2,683,173	(18,107)
Interest income		635,599	11,294
Total other income (expense)		3,318,772	(6,813)

Net income (loss) for the period		2,274,143	(669,068)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		(2,697,456)	18,287
Total other comprehensive income (loss) for the period		(2,697,456)	18,287
Comprehensive loss for the period		$(423,313)	$(650,781)

Basic income (loss) per share		$0.01	$(0.00)
Diluted income (loss) per share		$0.01	$(0.00)

Weighted average number of shares outstanding – basic		245,788,429	202,585,647
Dilutive effect of stock options		2,623,421	—
Weighted average number of shares outstanding – diluted		248,411,850	202,585,647

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026 and 2025

(Expressed in US Dollars - Unaudited)

	Three-Month Period Ended March 31, 2025
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income (Loss)	Deficit	Total
Balance, December 31, 2024	199,693,442	$291,169,769	$36,923,555	$1,413,118	$(273,164,150)	$56,342,292
Share issuance	8,192,031	3,932,994	—	—	—	3,932,994
Share issuance costs	—	(119,454)	—	—	—	(119,454)
Stock-based compensation-options	—	—	63,581	—	—	63,581
Exchange difference on translating foreign operations	—	—	—	18,287	—	18,287
Net loss	—	—	—	—	(669,068)	(669,068)
Balance, March 31, 2025	207,885,473	$294,983,309	$36,987,136	$1,431,405	$(273,833,218)	$59,568,632

	Three-Month Period Ended March 31, 2026
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2025	207,885,473	$294,980,859	$37,621,329	$1,598,066	$(277,802,483)	$56,397,771
Share issuance	53,192,000	118,086,240	—	—	—	118,086,240
Share issuance costs	—	(4,126,100)	—	—	—	(4,126,100)
Exercise of options	560,000	267,795	—	—	—	267,795
Reallocation of contributed surplus	—	128,189	(128,189)	—	—	—
Stock-based compensation-options	—	—	23,337	—	—	23,337
Stock-based compensation-DSUs	—	—	109,981	—	—	109,981
Exchange difference on translating foreign operations	—	—	—	(2,697,456)	—	(2,697,456)
Net income	—	—	—	—	2,274,143	2,274,143
Balance, March 31, 2026	261,637,473	$409,336,983	$37,626,458	$(1,099,390)	$(275,528,340)	$170,335,711

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2026 and 2025

(Expressed in US Dollars - Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating Activities
Income (Loss) for the period	$2,274,143	$(669,068)
Add items not affecting cash:
Stock-based compensation-options	23,337	63,581
Stock-based compensation-DSUs	109,981	—
Changes in non-cash items:
Accounts receivable	(525,849)	7,572
Prepaid expenses and other	(64,715)	(26,657)
Accounts payable and accrued liabilities	(9,265)	(35,674)
Cash and cash equivalents provided by (used in) operating activities	1,807,632	(660,246)

Financing Activities
Issuance of shares	118,354,035	3,932,994
Share issuance costs	(4,126,100)	(20,888)
Cash and cash equivalents provided by financing activities	114,227,935	3,912,106

Investing Activities
Short-term investments	(50,000,000)	—
Cash and cash equivalents used by investing activities	(50,000,000)	—

Effect of foreign exchange on cash	(2,699,108)	18,226
Change in cash and cash equivalents	63,336,459	3,270,086
Cash and cash equivalents, beginning of the period	1,353,333	992,487

Cash and cash equivalents, end of the period	$64,689,792	$4,262,573

Supplementary Disclosures:
Non-cash financing and investing transactions
Share issuance costs in accounts payable	$—	$14,734
Share issuance costs in accrued liabilities	—	83,832

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2026 and 2025

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 1570 – 200 Burrard Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At March 31, 2026, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

These unaudited condensed consolidated interim financial statements have been prepared on a going-concern basis, which presumes the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

The Company has no revenue generating operations from which it can internally generate funds. To date, the Company’s ongoing operations have been predominantly financed through the sale of its equity securities by way of public offerings, private placements and the subsequent exercise of share purchase and broker warrants issued in connection with such private placements. There are currently no warrants outstanding.

As at March 31, 2026, the Company had cash and cash equivalents of $64,689,792 compared to $1,353,333 at December 31, 2025. As at May 7, 2026, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2026 and the results of its operations for the three months then ended. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

On May 7, 2026, the Board of Directors of the Company (the “Board”) approved these unaudited condensed consolidated interim financial statements.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2026 and 2025

(Expressed in US dollars – Unaudited)

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, short-term investments, and accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company did not incur any acquisition costs in respect of the Livengood Gold Project during the three months ended March 31, 2026:

Mineral property costs	Amount
Balance, December 31, 2025	$55,375,124
Acquisition costs	—
Balance, March 31, 2026	$55,375,124

The following table presents costs incurred for mineral property activities for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Mineral property costs:
Aircraft	$12,312	$—
Drilling/site preparation	49,806	—
Environmental	41,388	41,101
Equipment rental	5,976	5,884
Field costs	48,201	62,164
Geological/geophysical	6,708	—
Land maintenance and tenure	33,897	30,200
Legal	55,520	6,838
Transportation and travel	300	2,300
Total expenditures for the period	$254,108	$148,487

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2026 and 2025

(Expressed in US dollars – Unaudited)

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 29 years until June 30, 2033, subject to further extensions beyond June 30, 2033 by either (1) commercial production or (2) payment of an annual advance minimum royalty and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of 1% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the three months ended March 31, 2026 and from the inception of this lease, the Company has paid $Nil and $5,953,438, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the three months ended March 31, 2026 and from the inception of this lease, the Company has paid $Nil and $1,080,000, respectively.
c)	A lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as minimum royalties are paid. In 2019, the Company acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The lease requires a minimum royalty of $15,000 payable to the remaining third-party lessors on or before each anniversary date subsequent to January 18, 2017 (all of which minimum royalties are recoverable from production royalties). As of March 31, 2026, the Company has paid $330,000 to the remaining third-party lessors in minimum royalties from the inception of this lease. A production royalty of 1.8% NSR is payable to the remaining third-party lessors. At any time during the term of the lease, the Company may exercise its option to purchase all interests of the remaining third-party lessors in the patented lode claims subject to the lease (including the production royalty) for $600,000 (less all minimum and production royalties paid to said lessors prior to the date the option is exercised), of which 10% of the purchase price is payable upon exercise, 40% is payable in equal installments over the subsequent four years following the exercise, and 50% is payable by way of the 1.8% NSR production royalty. Upon commencement of commercial production, the option must be exercised.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the three months ended March 31, 2026, for a total of $263,000 from the inception of this lease.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2026 and 2025

(Expressed in US dollars – Unaudited)

5.    ACCRUED LIABILITIES

The following table presents the Company’s accrued liabilities balances at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Accrued liabilities	$222,323	$290,657
Accrued salaries and benefits	47,240	61,377
Total accrued liabilities	$269,563	$352,034

Accrued liabilities at March 31, 2026 include accruals for general corporate costs and project costs of $89,183 and $133,140, respectively. Accrued liabilities at December 31, 2025 include accruals for general corporate costs and project costs of $127,064 and $163,593, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares, no par value. At December 31, 2025 and March 31, 2026, there were 207,885,473 and 261,637,473 shares issued and outstanding, respectively.

Share issuances

During the three months ended March 31, 2026, the Company issued 33,672,000 common shares pursuant to a $74,751,840 public offering at a price of $2.22 per common share, which included 4,392,000 common shares issued pursuant to the full exercise by the underwriters of their option to purchase additional common shares in connection with the offering. The Company also issued 18,018,018 common shares pursuant to a $40,000,000 non-brokered private placement at a price of $2.22 per common share, and an additional 1,501,982 common shares pursuant to a subsequent $3,334,400 non-brokered private placement at a price of $2.22 per common share, both to an existing major shareholder of the Company.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2026 and 2025

(Expressed in US dollars – Unaudited)

A summary of the options outstanding under the Stock Option Plan as of March 31, 2026 and December 31, 2025 is presented below:

	Three Months Ended			Year Ended
	March 31, 2026			December 31, 2025
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	3,455,000	$0.79		4,152,232	$0.78
Granted	—	—		240,000	1.25
Exercised	(560,000)	0.65		—	—
Forfeited/cancelled	—	—		(500,000)	0.64
Expired	—	—		(437,232)	1.14
Balance, end of the period	2,895,000	$0.82	$6,961,800	3,455,000	$0.79	$6,014,550

The weighted average remaining life of options outstanding at March 31, 2026 was 1.6 years.

Further details regarding stock options outstanding as at March 31, 2026 and December 31, 2025 are presented below:

	March 31, 2026			December 31, 2025
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
May 27, 2026	$0.92	225,000	225,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	240,000
May 24, 2028	$0.92	240,000	240,000	$0.92	240,000	240,000
May 23, 2029	$0.63	210,000	210,000	$0.63	240,000	240,000
May 29, 2030	$0.94	240,000	160,000	$0.94	240,000	160,000
December 2, 2026	$0.64	1,500,000	1,500,000	$0.64	2,000,000	2,000,000
June 4, 2031	$1.25	240,000	80,000	$1.25	240,000	80,000
	—	2,895,000	2,655,000	—	3,455,000	3,215,000

A summary of the non-vested options as of March 31, 2026 and changes during the three months ended March 31, 2026 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2025	240,000	$0.79
Outstanding at March 31, 2026	240,000	$0.79

At March 31, 2026, there was unrecognized compensation expense of C$56,950 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 0.9 years.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended March 31, 2026 and 2025

(Expressed in US dollars – Unaudited)

During the three months ended March 31, 2026, in accordance with the DSU Plan, the Company granted a total of 41,503 DSUs to three members of the Board. The DSUs granted during the three months ended March 31, 2026 had a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$3.44 per DSU, representing C$142,770 in the aggregate.

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

DSUs outstanding as at March 31, 2026 and December 31, 2025 are as follows:

	Three Months Ended		Year Ended
	March 31, 2026		December 31, 2025
		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Units	Value (C$)	Units	Value (C$)
Balance, beginning of the period	3,476,102	$0.88	3,144,102	$0.84
Issued	41,503	3.44	332,000	1.25
Balance, end of the period	3,517,605	$0.91	3,476,102	$0.88

Share-based payments

During the three months ended March 31, 2026, there were no stock options granted under the Stock Option Plan and 41,503 DSUs granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the three months ended March 31, 2026 totalled $133,318 ($23,337 related to stock options and $109,981 related to DSUs). Of the total expense for the period ended March 31, 2026, $111,440 was included in consulting fees, $1,459 was included in investor relations, and $20,419 was included in wages and benefits in the statement of operations and comprehensive loss.

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

Three and Nine Months Ended March 31, 2026 and 2025

(Expressed in US dollars – Unaudited)

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
March 31, 2026
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	114,987,354	450,732	115,438,086
Total assets	$114,994,819	$55,825,856	$170,820,675
December 31, 2025
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	1,250,822	262,312	1,513,134
Total assets	$1,258,287	$55,637,436	$56,895,723

Three Months Ended	March 31, 2026	March 31, 2025
Net income (loss) for the period – Canada	$2,884,155	$(253,047)
Net loss for the period – United States	(610,012)	(416,021)
Net income (loss) for the period	$2,274,143	$(669,068)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of March 31, 2026, including future anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2026	2027	2028	2029	2030	2031 and beyond	Total
Mineral Property Leases(1)	$672,865	$710,651	$718,534	$726,516	$734,597	$742,779	$4,305,942
Mining Claim Government Fees	214,790	214,790	214,790	214,790	214,790	214,790	1,288,740
Total	$887,655	$925,441	$933,324	$941,306	$949,387	$957,569	$5,594,682
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 as well as the “Forward Looking Statements” legend contained elsewhere in this report. All currency amounts are stated in U.S. dollars unless noted otherwise. References to C$ refer to Canadian currency.

Current Business Activities

General

International Tower Hill Mines Ltd. (“ITH” or the “Company”) consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. The Company currently holds or has the right to acquire interests in a development stage project in Alaska referred to as the “Livengood Gold Project” or the “Project”. The Company has not yet begun extraction of mineralization from the deposit or reached commercial production. The Company has a 100% interest in the Livengood Gold Project, which as of December 31, 2025, has proven and probable reserves of 430.1 million tonnes at an average grade of 0.65 g/tonne (9.0 million ounces) based on a gold price of $1,680 per ounce and a measured and indicated mineral resource, exclusive of mineral reserves, of 274.51 million tonnes at an average grade of 0.52 g/tonne (4.62 million ounces), based on a gold price of $1,650 per ounce, both as reported in the Technical Report Summary attached as Exhibit 96.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on October 17, 2023. A more complete description of the Livengood Gold Project, including detailed presentation of resources and reserves, is set forth in Part I, Item 2. Properties of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 11, 2026.

Recent Developments

Livengood Gold Project

On January 27, 2026, the Company completed a public offering (the “Public Offering”) of 33,672,000 Common Shares, which included 4,392,000 Common Shares issued pursuant to the full exercise by the underwriters of their option to purchase additional Common Shares in connection with the Public Offering. The Public Offering was priced at a price to the public of $2.22 per Common Share, resulting in gross proceeds of approximately $74.8 million to the Company, before deducting underwriting discounts and estimated offering expenses. Concurrent with the closing of the Public Offering, the Company closed a US$40 million private placement (the “Concurrent Private Placement”) of 18,018,018 Common Shares to affiliates of Paulson, a related party of the Company, at the same offering price, resulting in total gross proceeds from the Public Offering and the Concurrent Private Placement to the Company of approximately $114.8 million. On January 29, 2026, affiliates of Paulson subscribed for an additional 1,501,982 Common Shares as part of the Concurrent Private Placement at the same offering price for additional proceeds of approximately US$3.3 million to the Company, representing a proportional increase to Paulson’s investment to account for the upsize in the Public Offering and exercise of the corresponding underwriters’ option.

The Company expects to use the net proceeds of the Offering and the Concurrent Private Placement to fund the exploration and development of the Livengood Gold Project, including drilling, metallurgical studies, feasibility studies, technical studies, baseline environmental studies, detailed engineering in support of permitting, permitting, legal support, community engagement, mineral lease and land payments, acquisitions and general corporate purposes.

The 2026 work program will include obtaining metallurgical samples by core drilling, metallurgical test work, initiating feasibility studies, and advancing ongoing baseline environmental data collection and community engagement. This 2026 work program is anticipated to cost $20-25 million.

Results of Operations

Summary of Quarterly Results

Description	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Net income (loss)	$2,274,143	$(1,311,876)	$(732,303)	$(1,925,086)
Basic and diluted net income (loss) per common share	$0.01	$(0.01)	$(0.00)	$(0.01)

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Net loss	$(669,068)	$(954,847)	$(667,302)	$(1,431,915)
Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025

The Company had net income of $2,274,143 for the three months ended March 31, 2026, compared to a net loss of $669,068 for the three months ended March 31, 2025.

Mineral property expenditures were $254,108 for the three months ended March 31, 2026, compared to $148,487 for the three months ended March 31, 2025. The increase of $105,621 was primarily due to increased activity on the Livengood Gold Project of $53,242 and increased expenses for land-related legal of $48,682 and land claim fees of $3,697.

Professional fees were $129,535 and $32,242 for the three months ended March 31, 2026 and March 31, 2025, respectively. The increase of $97,293 is due primarily to increased fees for legal of $49,926, recruiting of $25,110, and timing variances for accounting and auditing services of $22,257.

Excluding share-based costs of $20,419 and $14,265 for the three months ended March 31, 2026 and March 31, 2025, respectively, wages and benefits were $259,060 for the three months ended March 31, 2026 compared to $189,558 for the three months ended March 31, 2025. The increase of $69,502 was primarily due to the Chief Executive Officer salary returning to 100% reflecting the effort needed to advance the Livengood Gold Project through feasibility study and permitting for $50,305 and timing of payroll benefits for $19,197.

Excluding share-based costs of $111,440 and $48,297 for the three months ended March 31, 2026 and March 31, 2025, respectively, consulting fees were $56,448 for the three months ended March 31, 2026 compared to $61,747 for the three months ended March 31, 2025. The decrease of $5,299 was primarily due to a decrease in services provided.

Regulatory fees were $117,246 and $61,731 for the three months ended March 31, 2026 and March 31, 2026, respectively for an increase of $55,515. A higher market capitalization resulted in a $29,571 increase for TSX sustaining fees and a $25,944 increase for regulatory filings fees.

Insurance costs were $34,744 and $47,011 for the three months ended March 31, 2026 and March 31, 2025, respectively. The decrease of $12,267 is primarily due to an agent change.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share - based payment charges

Share-based payment charges for the three-month periods ended March 31, 2026 and 2025 were allocated as follows:

Expense category:	March 31, 2026	March 31, 2025
Consulting	$111,440	$48,297
Investor relations	1,459	1,019
Wages and benefits	20,419	14,265
Total	$133,318	$63,581

Share-based payment charges were $133,318 during the three months ended March 31, 2026 compared to $63,581 during the three months ended March 31, 2025. The increase of $69,737 was mainly the result of equity compensation issued or granted to certain directors of the Company on February 9, 2026, as compared to the three months ended March 31, 2025.

Other items amounted to total other income of $3,318,772 during the three-month period ended March 31, 2026 compared to total other expense of $6,813 during the three-month period ended March 31, 2025. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $2,683,173 during the three-month period ended March 31, 2026, compared to a loss of $18,107 during the three-month period ended March 31, 2025. The average exchange rate during the three-month period ended March 31, 2026 was C$1 to $0.7290, compared to C$1 to $0.6968 during the three-month period ended March 31, 2025. Interest income was $635,599 for the three-month period ended March 31, 2026, compared to $11,294 for the three-month period ended March 31, 2025. The increase of $624,305 was primarily due to the net proceeds of the Public Offering and the Concurrent Private Placement being invested in short-term certificates of deposit.

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

As at March 31, 2026, the Company had cash and cash equivalents of $64,689,792 compared to $1,353,333 at December 31, 2025. The increase of approximately $63.3 million resulted mainly from net financing activities of $114.0 million and stock option exercises of $0.3 million partially offset by short-term investments of $50.0 million and operating activities of $1.8 million.

Financing activities during the three-month period ended March 31, 2026 included a public offering pursuant to which the Company issued 33,672,000 common shares of the Company for aggregate gross proceeds, before underwriting expenses and expenses of the offering, of approximately $74.75 million. In connection with the public offering, the Company completed a non-brokered private placement in two tranches pursuant to which it issued an aggregate of 19,520,000 common shares of the Company to an existing major shareholder of the Company, for total proceeds of approximately $43.3 million. Exercise of stock options provided proceeds of $267,795 were received on the issuance of 560,000 common shares and related reallocation of contributed surplus of $128,189.

Financing activities during the three-month period ended March 31, 2025 included the Private Placement pursuant to which the Company issued 8,192,031 common shares of the Company to existing major shareholders to raise gross proceeds of approximately $3.9 million.

Investing activities during the three-month period ended March 31, 2026 comprised solely the transfer of $50.0 million cash to one short-term bank certificate of deposit.

The Company had no cash flows from investing activities during the three-month period ended March 31, 2025.

As at March 31, 2026, the Company had working capital of $114,953,122 compared to working capital of $1,015,182 at December 31, 2025. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2026 work plan and satisfy its currently anticipated general and administrative costs, through the 2026 fiscal year.

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

Despite the Company’s success to date in raising significant equity financing to fund its operations, there is significant uncertainty that the Company will be able to secure any additional financing in the future. See “Risk Factors – We will require additional financing to fund exploration and, if warranted, development and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Other than cash held by its subsidiaries for their immediate operating needs in the United States, all of the Company’s cash reserves are on deposit with a major Canadian chartered bank. The Company does not believe that the credit, liquidity or market risks with respect thereto have increased as a result of current market conditions.

Critical Accounting Estimates

For a discussion of the accounting judgments and estimates that the Company’s management has identified as critical in the preparation of the Company’s financial statements, please see “Critical Accounting Estimates” under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in the Company’s critical accounting estimates during the three months ended March 31, 2026.

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

Certain U.S. Federal Income Tax Considerations for U.S. Holders

The Company believes that it has been a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes in recent years and expects to continue to be a PFIC in the future. Current and prospective U.S. shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, under Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Holders.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2026, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the three-month period ended March 31, 2026, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K on January 27, 2026 and incorporated herein by reference).

10.2	Form of Upsize Subscription Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K on January 27, 2026 and incorporated herein by reference).

10.3

Amended and Restated Employment Agreement, dated February 10, 2026, by and between the Company and Karl Hanneman (filed as Exhibit 10.1 to the Company’s Form 8-K on February 13, 2026 and incorporated herein by reference).

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at March 31, 2026 and December 31, 2025, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: May 8, 2026

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 8, 2026