Form 10-Q
period 2026-06-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2026-08-12
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 261,637,473 common shares outstanding.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at June 30, 2026 and December 31, 2025

(Expressed in US Dollars - Unaudited)

	Note	June 30, 2026	December 31, 2025
ASSETS

Current
Cash and cash equivalents	1	$60,444,641	$1,353,333
Short-term investments		50,000,000	—
Accounts receivable		1,441,019	—
Prepaid expenses and other		680,975	159,801
Total current assets		112,566,635	1,513,134

Property and equipment		7,465	7,465
Mineral property	4	55,375,124	55,375,124

Total assets		$167,949,224	$56,895,723

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$1,690,552	$145,918
Accrued liabilities	5	749,999	352,034

Total liabilities		2,440,551	497,952

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 261,637,473 and 207,885,473 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6	409,336,983	294,980,859
Contributed surplus	6	38,359,082	37,621,329
Accumulated other comprehensive income (loss)		(3,275,298)	1,598,066
Deficit		(278,912,094)	(277,802,483)

Total shareholders’ equity		165,508,673	56,397,771

Total liabilities and shareholders’ equity		$167,949,224	$56,895,723

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Six Months Ended June 30, 2026 and 2025

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Six Months Ended
	Note	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses
Consulting fees	6	$676,070	$439,354	$843,958	$549,398
Insurance		42,869	65,136	77,613	112,147
Investor relations	6	56,485	33,839	69,732	43,898
Mineral property exploration	4	5,354,879	801,909	5,608,987	950,396
Office		11,424	5,646	18,675	9,918
Other		3,972	4,182	7,096	7,179
Professional fees		107,496	56,572	237,031	88,814
Regulatory		31,364	32,966	148,610	94,697
Rent		33,792	33,792	67,696	67,582
Travel		28,616	2,305	32,719	10,104
Wages and benefits	6	652,544	287,833	932,023	491,656
Total operating expenses		(6,999,511)	(1,763,534)	(8,044,140)	(2,425,789)

Other income (expenses)
Gain / (Loss) on foreign exchange		2,134,885	(190,324)	4,818,058	(208,431)
Interest income		1,480,872	28,772	2,116,471	40,066
Total other income (expenses)		3,615,757	(161,552)	6,934,529	(168,365)

Net loss for the period		(3,383,754)	(1,925,086)	(1,109,611)	(2,594,154)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		(2,175,908)	198,065	(4,873,364)	216,352
Total other comprehensive income (loss) for the period		(2,175,908)	198,065	(4,873,364)	216,352
Comprehensive loss for the period		$(5,559,662)	$(1,727,021)	$(5,982,975)	$(2,377,802)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding - basic and diluted		261,637,473	207,885,473	253,447,705	205,250,201

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2026 and 2025

(Expressed in US Dollars - Unaudited)

	Three Months Ended June 30, 2025
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income	Deficit	Total
Balance, March 31, 2025	207,885,473	$294,983,309	$36,987,136	$1,431,405	$(273,833,218)	$59,568,632
Share issuance costs	—	(2,450)	—	—	—	(2,450)
Stock-based compensation-options	—	—	108,966	—	—	108,966
Stock-based compensation-DSUs	—	—	337,434	—	—	337,434
Exchange difference on translating foreign operations	—	—	—	198,065	—	198,065
Net loss	—	—	—	—	(1,925,086)	(1,925,086)
Balance, June 30, 2025	207,885,473	$294,980,859	$37,433,536	$1,629,470	$(275,758,304)	$58,285,561

	Six Months Ended June 30, 2025
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2024	199,693,442	$291,169,769	$36,923,555	$1,413,118	$(273,164,150)	$56,342,292
Share issuance	8,192,031	3,932,994	—	—	—	3,932,994
Share issuance costs	—	(121,904)	—	—	—	(121,904)
Stock-based compensation-options	—	—	172,547	—	—	172,547
Stock-based compensation-DSUs	—	—	337,434	—	—	337,434
Exchange difference on translating foreign operations	—	—	—	216,352	—	216,352
Net loss	—	—	—	—	(2,594,154)	(2,594,154)
Balance, June 30, 2025	207,885,473	$294,980,859	$37,433,536	$1,629,470	$(275,758,304)	$58,285,561

	Three-Month Period Ended June 30, 2026
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income (Loss)	Deficit	Total
Balance, March 31, 2026	261,637,473	$409,336,983	$37,626,458	$(1,099,390)	$(275,528,340)	$170,335,711
Stock-based compensation-options	—	—	176,284	—	—	176,284
Stock-based compensation-DSUs	—	—	556,340	—	—	556,340
Exchange difference on translating foreign operations	—	—	—	(2,175,908)	—	(2,175,908)
Net loss	—	—	—	—	(3,383,754)	(3,383,754)
Balance, June 30, 2026	261,637,473	$409,336,983	$38,359,082	$(3,275,298)	$(278,912,094)	$165,508,673

	Six-Month Period Ended June 30, 2026
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income (Loss)	Deficit	Total
Balance, December 31, 2025	207,885,473	$294,980,859	$37,621,329	$1,598,066	$(277,802,483)	$56,397,771
Share issuance	53,192,000	118,086,240	—	—	—	118,086,240
Share issuance costs	—	(4,126,100)	—	—	—	(4,126,100)
Exercise of options	560,000	267,795	—	—	—	267,795
Reallocation of contributed surplus	—	128,189	(128,189)	—	—	—
Stock-based compensation-options	—	—	199,621	—	—	199,621
Stock-based compensation-DSUs	—	—	666,321	—	—	666,321
Exchange difference on translating foreign operations	—	—	—	(4,873,364)	—	(4,873,364)
Net loss	—	—	—	—	(1,109,611)	(1,109,611)
Balance, June 30, 2026	261,637,473	$409,336,983	$38,359,082	$(3,275,298)	$(278,912,094)	$165,508,673

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2026 and 2025

(Expressed in US Dollars - Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Operating Activities
Loss for the period	$(1,109,611)	$(2,594,154)
Add items not affecting cash:
Stock-based compensation-options	199,621	172,547
Stock-based compensation-DSUs	666,321	337,434
Changes in non-cash items:
Accounts receivable	(1,376,166)	(8,809)
Prepaid expenses and other	(590,425)	(89,917)
Accounts payable and accrued liabilities	1,950,503	8,816
Cash and cash equivalents provided by (used in) operating activities	(259,757)	(2,174,083)

Financing Activities
Issuance of shares	118,354,035	3,932,994
Share issuance costs	(4,126,099)	(118,879)
Cash and cash equivalents provided by financing activities	114,227,936	3,814,115

Investing Activities
Short-term investments	(50,000,000)	—
Cash and cash equivalents used by investing activities	(50,000,000)	—

Effect of foreign exchange on cash	(4,876,871)	212,546
Change in cash and cash equivalents	59,091,308	1,852,578
Cash and cash equivalents, beginning of the period	1,353,333	992,487

Cash and cash equivalents, end of the period	$60,444,641	$2,845,065

Supplementary Disclosures:
Non-cash financing and investing transactions
Share issuance costs in accounts payable	$—	$3,205

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 1570 – 200 Burrard Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At June 30, 2026, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

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

As at June 30, 2026, the Company had cash and cash equivalents of $60,444,641 compared to $1,353,333 at December 31, 2025. As at August 11, 2026, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2026 and the results of its operations for the three months then ended. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

On August 11, 2026, the Board of Directors of the Company (the “Board”) approved these unaudited condensed consolidated interim financial statements.

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

Three and Six Months Ended June 30, 2026 and 2025

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company did not incur any acquisition costs in respect of the Livengood Gold Project during the six months ended June 30, 2026:

Mineral property costs	Amount
Balance, December 31, 2025	$55,375,124
Acquisition costs	—
Balance, June 30, 2026	$55,375,124

The following table presents costs incurred for mineral property activities for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Mineral property costs:
Aircraft	$12,312	$11,400
Drilling/site preparation	2,167,408	—
Environmental	154,860	111,385
Equipment rental	107,855	11,647
Field costs	1,496,574	90,201
Geological/geophysical	788,834	3,542
Land maintenance and tenure	707,086	690,950
Legal	150,865	35,918
Transportation and travel	23,193	(4,647)
Total expenditures for the period	$5,608,987	$950,396

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 29 years until June 30, 2033, subject to further extensions beyond June 30, 2033 by either (1) commercial production or (2) payment of an annual advance minimum royalty and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of 1% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the six months ended June 30, 2026 and from the inception of this lease, the Company has paid $622,865 and $6,576,303, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the six months ended June 30, 2026 and from the inception of this lease, the Company has paid $50,000 and $1,130,000, respectively.
c)	A lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as minimum royalties are paid. In 2019, the Company acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The lease requires a minimum royalty of $15,000 payable to the remaining third-party lessors on or before each anniversary date subsequent to January 18, 2017 (all of which minimum royalties are recoverable from production royalties). As of June 30, 2026 and since the inception of the lease, the Company has paid $330,000 in minimum royalties (excluding intercompany transfers) to all third-party lessors, which includes $239,000 in minimum royalties paid from the inception of the lease to those third - party lessors still remaining. A production royalty of 1.8% NSR is payable to the remaining third-party lessors. At any time during the term of the lease, the Company may exercise its option to purchase all interests of the remaining third-party lessors in the patented lode claims subject to the lease (including the production royalty) for $600,000 (less all minimum and production royalties paid to said lessors prior to the date the option is exercised), of which 10% of the purchase price is payable upon exercise, 40% is payable in equal installments over the subsequent four years following the exercise, and 50% is payable by way of the 1.8% NSR production royalty. Upon commencement of commercial production, the option must be exercised.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the six months ended June 30, 2026, for a total of $263,000 from the inception of this lease.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

5.    ACCRUED LIABILITIES

The following table presents the Company’s accrued liabilities balances at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Accrued liabilities	$697,002	$290,657
Accrued salaries and benefits	52,997	61,377
Total accrued liabilities	$749,999	$352,034

Accrued liabilities at June 30, 2026 include accruals for general corporate costs and project costs of $190,380 and $506,622, respectively. Accrued liabilities at December 31, 2025 include accruals for general corporate costs and project costs of $127,064 and $163,593, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares, no par value. At December 31, 2025 and June 30, 2026, there were 207,885,473 and 261,637,473 shares issued and outstanding, respectively.

Share issuances

During the six months ended June 30, 2026, the Company issued 33,672,000 common shares pursuant to a $74,751,840 public offering at a price of $2.22 per common share, which included 4,392,000 common shares issued pursuant to the full exercise by the underwriters of their option to purchase additional common shares in connection with the offering. The Company also issued 18,018,018 common shares pursuant to a $40,000,000 non-brokered private placement at a price of $2.22 per common share, and an additional 1,501,982 common shares pursuant to a subsequent $3,334,400 non-brokered private placement at a price of $2.22 per common share, both to an existing major shareholder of the Company.

During the six months ended June 30, 2026, the Company issued 560,000 common shares pursuant to the exercise of stock options for total proceeds of $267,795 and transferred related contributed surplus of $128,189 to share capital.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

A summary of the options outstanding under the Stock Option Plan as of June 30, 2026 and December 31, 2025 is presented below:

	Six Months Ended			Year Ended
	June 30, 2026			December 31, 2025
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	3,455,000	$0.79		4,152,232	$0.78
Granted	240,000	3.33		240,000	1.25
Exercised	(560,000)	0.65		—	—
Forfeited/cancelled	—	—		(500,000)	0.64
Expired	—	—		(437,232)	1.14
Balance, end of the period	3,135,000	$1.01	$5,948,550	3,455,000	$0.79	$6,014,550

The weighted average remaining life of options outstanding at June 30, 2026 was 1.8 years.

Further details regarding stock options outstanding as at June 30, 2026 and December 31, 2025 are presented below:

	June 30, 2026			December 31, 2025
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
May 27, 2026*	$0.92	225,000	225,000	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	240,000
May 24, 2028	$0.92	240,000	240,000	$0.92	240,000	240,000
May 23, 2029	$0.63	210,000	210,000	$0.63	240,000	240,000
May 29, 2030	$0.94	240,000	240,000	$0.94	240,000	160,000
December 2, 2026	$0.64	1,500,000	1,500,000	$0.64	2,000,000	2,000,000
June 4, 2031	$1.25	240,000	160,000	$1.25	240,000	80,000
May 27, 2032	$3.33	240,000	80,000	—	—	—
	—	3,135,000	2,895,000	—	3,455,000	3,215,000

*Expiry date automatically extended to August 28, 2026, the tenth business day following the end of a normally scheduled quarterly blackout period imposed on the holders of the stock options, pursuant to the terms of the Stock Option Plan.

A summary of the non-vested options as of June 30, 2026 and changes during the six months ended June 30, 2026 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2025	240,000	$0.79
Outstanding at June 30, 2026	240,000	$1.88

At June 30, 2026, there was unrecognized compensation expense of C$387,623 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.4 years.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2026 and 2025

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

During the three months ended March 31, 2026, the Company granted a total of 41,503 DSUs to three members of the Board pursuant to the DSU Plan. The DSUs granted had a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$3.44 per DSU, representing C$142,770 in the aggregate. During the three months ended June 30, 2026, the Company (i) granted each of the members of the Board (other than the director nominated for election by Paulson & Co. Inc.) 36,135 DSUs and (ii) granted the Lead Independent Director an additional 6,230 DSUs, for an aggregate total of 223,040 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$3.33 per DSU, representing C$120,330 per director, plus an additional C$20,743 for the Lead Independent Director, or C$742,723 in the aggregate.

During the year ended December 31, 2025, in accordance with the DSU Plan, the Company granted each of the members of the Board (other than the director nominated for election by Paulson & Co. Inc.) 66,400 DSUs for a total of 332,000 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$1.25 per DSU, representing C$83,000 per director or C$415,000 in the aggregate.

Each DSU entitles the holder to receive one common share of the Company’s stock without the payment of any consideration. The DSUs vest immediately upon being granted, but the common shares underlying the DSUs are not deliverable to the grantee until the grantee is no longer serving on the Board.

DSUs outstanding as at June 30, 2026 and December 31, 2025 are as follows:

	Six Months Ended		Year Ended
	June 30, 2026		December 31, 2025
		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Units	Value (C$)	Units	Value (C$)
Balance, beginning of the period	3,476,102	$0.88	3,144,102	$0.84
Issued	264,543	3.35	332,000	1.25
Balance, end of the period	3,740,645	$1.06	3,476,102	$0.88

Share-based payments

During the six months ended June 30, 2026, 240,000 stock options were granted under the Stock Option Plan and 264,543 DSUs were granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2026 totalled $865,942 ($199,621 related to stock options and $666,321 related to DSUs). Of the total expense for the period ended June 30, 2026, $678,797 was included in consulting fees ($12,476 related to stock options and $666,321 related to DSUs), $12,476 related to stock options was included in investor relations, and $174,669 related to stock options was included in wages and benefits in the statement of operations and comprehensive loss.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

During the six months ended June 30, 2025, 240,000 stock options were granted under the Stock Option Plan and 332,000 DSUs were granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the six months ended June 30, 2025 totalled $509,981 ($172,547 related to stock options and $337,434 related to DSUs). Of the total expense for the period ended June 30, 2025, $430,979 was included in consulting fees ($93,545 related to stock options and $337,434 related to DSUs), $5,267 related to stock options was included in investor relations, and $73,735 related to stock options was included in wages and benefits in the statement of operations and comprehensive loss.

	YTD	YTD
	June 30, 2026	June 30, 2025
Expected life of options	6 years	6 years
Risk-free interest rate	3.18%	2.90%
Annualized volatility	82.93%	78.48%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$3.33	$1.25

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
June 30, 2026
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	111,204,381	1,362,254	112,566,635
Total assets	$111,211,846	$56,737,378	$167,949,224
December 31, 2025
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	1,250,822	262,312	1,513,134
Total assets	$1,258,287	$55,637,436	$56,895,723

Three Months Ended	June 30, 2026	June 30, 2025
Net income (loss) for the period – Canada	$2,598,023	$(813,280)
Net loss for the period – United States	(5,981,777)	(1,111,806)
Net income (loss) for the period	$(3,383,754)	$(1,925,086)

Six Months Ended	June 30, 2026	June 30, 2025
Net income(loss) for the period – Canada	$5,482,178	$(1,066,327)
Net loss for the period – United States	(6,591,789)	(1,527,827)
Net loss for the period	$(1,109,611)	$(2,594,154)

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of June 30, 2026, including future anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2026	2027	2028	2029	2030	2031 and beyond	Total
Mineral Property Leases(1)	$—	$710,651	$718,534	$726,516	$734,597	$742,779	$3,633,077
Mining Claim Government Fees	214,790	214,790	214,790	214,790	214,790	214,790	1,288,740
Total	$214,790	$925,441	$933,324	$941,306	$949,387	$957,569	$4,921,817
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

9.    SUBSEQUENT EVENTS

On July 27, 2026, the Company announced (a) the appointment of David Wiens as a director and the Chief Executive Officer of the Company effective as of August 17, 2026 and (b) the appointment of Shane Parrow as a director and the President and Chief Operating Officer of the Company, effective July 27, 2026. As part of the appointment of Shane Parrow, the Company granted Mr. Parrow 312,500 Inducement Restricted Share Units (“RSUs”). These RSUs are subject to certain vesting conditions.

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

On April 13, 2026, the Company announced that it had awarded Livengood Gold Project Feasibility Study Phase 1 contracts to a consortium comprised of BBA Consultants USA LP, (“BBA”), Hatch Ltd, (“Hatch”), Newfields Mining Design and Technical Services LLC (“Newfields”) Resource Development Associates, Inc. (“RDS”) and JDS Energy and Mining Inc. (“JDS”).

The Company also announced that core drilling to support the feasibility study had commenced. Alloy Drilling Inc., an Alaska-based drilling contractor with operations throughout the western United States, mobilized two rigs to Livengood and began drilling large-diameter PQ core holes in April within the 9.0 million ounce gold reserve. The drilling program is designed to provide representative fresh ore samples for advanced metallurgical testing and process optimization work. By June 30, 2026, 10 of the approximately 20 planned holes had been completed.

The metallurgical testwork on this fresh core will focus on evaluating opportunities to enhance gold recoveries and overall project economics in the context of a substantially higher gold price than the $1,680 per ounce assumption utilized in the Company’s prior study.

BBA, Newfields, JDS and RDA each bring industry-leading expertise and Livengood Gold Project experience as co-authors of the Company’s 2017 and 2023 Pre-Feasibility Studies. Hatch has been added to the team to provide additional expertise in POX processing, metallurgical optimization and trade-off studies. The parties will collaborate across technical disciplines where appropriate, with BBA leading overall integration and coordination of the feasibility study deliverables.

Results of Operations

Summary of Quarterly Results

Description	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Net income (loss)	$(3,383,754)	$2,274,143	$(1,311,876)	$(732,303)
Basic and diluted net income (loss) per common share	$(0.01)	$0.01	$(0.01)	$(0.00)

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Net loss	$(1,925,086)	$(669,068)	$(954,847)	$(667,302)
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025

The Company had a net loss of $3,383,754 for the three months ended June 30, 2026, compared to a net loss of $1,925,086 for the three months ended June 30, 2025.

Mineral property expenditures were $5,354,879 for the three months ended June 30, 2026, compared to $801,909 for the three months ended June 30, 2025. The increase of $4,552,970 was primarily due to increased activity on the Livengood Gold Project of $2,896,190 for drilling-related activities, $1,578,077 for field services and supplies to support the drilling programs, increased expenses for land-related legal of $66,264, and land-related fees of $12,439.

Excluding share-based costs of $154,250 and $59,470 for the three months ended June 30, 2026 and June 30, 2025, respectively, wages and benefits were $498,294 for the three months ended June 30, 2026 compared to $228,363 for the three months ended June 30, 2025. The increase of $269,931 was primarily due to the addition of four new employees for $223,822 and the Chief Executive Officer salary returning to 100% reflecting the additional work required to advance the Livengood Gold Project through feasibility study and permitting for $46,109.

Excluding share-based costs of $567,357 and $382,682 for the three months ended June 30, 2026 and June 30, 2025, respectively, consulting fees were $108,713 for the three months ended June 30, 2026 compared to $56,672 for the three months ended June 30, 2025. The increase of $52,041 was primarily due to an increase in investor relations services provided of $31,323 and an increase in other consulting fees of $20,718.

Professional fees were $107,496 and $56,572 for the three months ended June 30, 2026 and June 30, 2025, respectively. The increase of $50,924 is due primarily to increased fees for legal of $27,703 and recruiting of $24,841, and decreased fees due to timing variances for accounting and auditing services of $1,620.

Travel costs were $28,616 and $2,305 for the three months ended June 30, 2026 and June 30, 2025, respectively. The increase of $26,311 was primarily due to increased travel related to the current project activities.

Excluding share-based costs of $11,017 and $4,248 for the three months ended June 30, 2026 and June 30, 2025, respectively, investor relations costs were $45,468 for the three months ended June 30, 2026 compared to $29,591 for the three months ended June 30, 2025. The increase of $15,877 was primarily due to increased mailing and filing costs related to the Annual General Shareholder meeting on May 27, 2026.

Insurance costs were $42,869 and $65,136 for the three months ended June 30, 2026 and June 30, 2025, respectively. The decrease of $22,267 is primarily due to an agent change.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share - based payment charges

Share-based payment charges for the three-month periods ended June 30, 2026 and 2025 were allocated as follows:

Expense category:	June 30, 2026	June 30, 2025
Consulting	$567,357	$382,682
Investor relations	11,017	4,248
Wages and benefits	154,250	59,470
Total	$732,624	$446,400

Share-based payment charges were $732,624 during the three months ended June 30, 2026 compared to $464,400 during the three months ended June 30, 2025. The increase of $286,224 was mainly the result of equity compensation issued or granted to certain directors and employees of the Company on May 27, 2026, as compared to the three months ended June 30, 2025.

Other items amounted to total other income of $3,615,757 during the three-month period ended June 30, 2026 compared to total other expense of $161,552 during the three-month period ended June 30, 2025. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $2,134,885 during the three-month period ended June 30, 2026, compared to a loss of $190,324 during the three-month period ended June 30, 2025. The average exchange rate during the three-month period ended June 30, 2026 was C$1 to $0.7225, compared to C$1 to $0.7226 during the three-month period ended June 30, 2025. Interest income was $1,480,872 for the three-month period ended June 30, 2026, compared to $28,772 for the three-month period ended June 30, 2025. The increase of $1,452,100 was primarily due to the investment of the net proceeds of the Public Offering and the Concurrent Private Placement in short-term certificates of deposit.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025

The Company had a net loss of $1,109,611 for the six months ended June 30, 2026, compared to a net loss of $2,594,154 for the six months ended June 30, 2025.

Mineral property expenditures were $5,608,987 for the six months ended June 30, 2026, compared to $950,396 for the six months ended June 30, 2025. The increase of $4,658,591 was primarily due to increased activity on the Livengood Gold Project of $2,952,705 for drilling-related activities, $1,574,803 for field services and supplies to support the drilling programs, increased expenses for land-related legal of $114,947, and land-related fees of $16,136.

Excluding share-based costs of $174,669 and $73,735 for the six months ended June 30, 2026 and June 30, 2025, respectively, wages and benefits were $757,354 for the six months ended June 30, 2026 compared to $417,921for the six months ended June 30, 2025. The increase of $339,433 was primarily due to the addition of four new employees for $243,018 and the Chief Executive Officer salary returning to 100% reflecting the additional work required to advance the Livengood Gold Project through feasibility study and permitting for $96,415.

Excluding share-based costs of $678,797 and $430,979 for the six months ended June 30, 2026 and June 30, 2025, respectively, consulting fees were $165,161 for the six months ended June 30, 2026 compared to $118,419 for the six months ended June 30, 2025. The increase of $46,742 was primarily due to an increase in investor relations services provided of $31,323 and an increase in director fees of $19,310, partially offset by a negative timing variance of $3,891 for other contracting fees.

Professional fees were $237,031 and $88,814 for the six months ended June 30, 2026 and June 30, 2025, respectively. The increase of $148,217 is due primarily to increased fees for legal of $77,629 and recruiting of $49,951, and timing variances for accounting and auditing services of $20,637.

Regulatory costs were $148,610 and $94,697 for the six months ended June 30, 2026 and June 30, 2025, respectively. The increase of $53,913 was primarily due to increased TSX market fees of $28,906, increased SEDAR+ annual filing fees of $19,450, and increased transfer agent activity-related fees of $5,557.

Excluding share-based costs of $12,476 and $5,267 for the six months ended June 30, 2026 and June 30, 2025, respectively, investor relations costs were $57,256 for the six months ended June 30, 2026 compared to $38,631 for the six months ended June 30, 2025. The increase of $18,625 was primarily due to increased mailing and filing costs related to the Annual General Shareholder meeting on May 27, 2026.

Travel costs were $32,719 and $10,104 for the six months ended June 30, 2026 and June 30, 2025, respectively. The increase of $22,615 was primarily due to increased travel related to the current project activities.

Insurance costs were $77,613 and $112,147 for the six months ended June 30, 2026 and June 30, 2025, respectively. The decrease of $34,534 is primarily due to an agent change.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the six-month periods ended June 30, 2026 and 2025 were allocated as follows:

Expense category:	June 30, 2026	June 30, 2025
Consulting	$678,797	$430,979
Investor relations	12,476	5,267
Wages and benefits	174,669	73,735
Total	$865,942	$509,981

Share-based payment charges were $865,942 during the six months ended June 30, 2026 compared to $509,981 during the six months ended June 30, 2025. The increase of $355,961 was mainly the result of equity compensation issued or granted to certain directors and employees of the Company on May 27, 2026, as compared to the six months ended June 30, 2025.

Other items amounted to total other income of $6,934,529 during the six-month period ended June 30, 2026 compared to total other expense of $168,365 during the six-month period ended June 30, 2025. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $4,818,058 during the six-month period ended June 30, 2026, compared to a loss of $208,431 during the six-month period ended June 30, 2025. The average exchange rate during the six-month period ended June 30, 2026 was C$1 to $0.7258, compared to C$1 to $0.7098 during the six-month period ended June 30, 2025. Interest income was $2,116,471 for the six-month period ended June 30, 2026, compared to $40,066 for the six-month period ended June 30, 2025. The increase of $2,076,405 was primarily due to the net proceeds of the Public Offering and the Concurrent Private Placement being invested in short-term certificates of deposit.

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

As at June 30, 2026, the Company had cash and cash equivalents of $60,444,641 compared to $1,353,333 at December 31, 2025. The increase of approximately $59.1 million resulted mainly from net financing activities of $114.0 million and stock option exercises of $0.3 million partially offset by short-term investments of $50.0 million, operating activities of $0.3 million, and a positive foreign exchange impact of $4.8 million.

Financing activities during the six-month period ended June 30, 2026 included a public offering pursuant to which the Company issued 33,672,000 common shares of the Company for aggregate gross proceeds, before underwriting expenses and expenses of the offering, of approximately $74.75 million. In connection with the public offering, the Company completed a non-brokered private placement in two tranches pursuant to which it issued an aggregate of 19,520,000 common shares of the Company to an existing major shareholder of the Company, for total proceeds of approximately $43.3 million. Exercise of stock options provided proceeds of $267,795 were received on the issuance of 560,000 common shares and related reallocation of contributed surplus of $128,189.

Financing activities during the six-month period ended June 30, 2025 included the Private Placement pursuant to which the Company issued 8,192,031 common shares of the Company to existing major shareholders to raise gross proceeds of approximately $3.9 million.

Investing activities during the six-month period ended June 30, 2026 comprised solely the transfer of $50.0 million cash to one short-term bank certificate of deposit.

The Company had no cash flows from investing activities during the six-month period ended June 30, 2025.

As at June 30, 2026, the Company had working capital of $110,126,084 compared to working capital of $1,015,182 at December 31, 2025. The Company expects that it will operate at a loss for the foreseeable future, but believes the current cash and cash equivalents will be sufficient for it to complete its anticipated 2026 work plan and satisfy its currently anticipated general and administrative costs, through the 2026 fiscal year.

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

Critical Accounting Estimates

For a discussion of the accounting judgments and estimates that the Company’s management has identified as critical in the preparation of the Company’s financial statements, please see “Critical Accounting Estimates” under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in the Company’s critical accounting estimates during the six months ended June 30, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2026, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the six-month period ended June 30, 2026, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at June 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Date: August 12, 2026

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 12, 2026