Form 10-Q
period 2026-09-30
INTERNATIONAL TOWER HILL MINES LTD
filed 2026-11-10
CIK 1134115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the registrant had 261,946,155 common shares outstanding.

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

PART 1

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at September 30, 2026 and December 31, 2025

(Expressed in US Dollars - Unaudited)

	Note	September 30, 2026	December 31, 2025
ASSETS

Current
Cash and cash equivalents	1	$56,158,948	$1,353,333
Short-term investments		50,000,000	—
Accounts receivable		2,324,553	—
Prepaid expenses and other		194,350	159,801
Total current assets		108,677,851	1,513,134

Property and equipment		7,465	7,465
Mineral property	4	55,375,124	55,375,124

Total assets		$164,060,440	$56,895,723

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable		$1,258,754	$145,918
Accrued liabilities	5	617,760	352,034

Total liabilities		1,876,514	497,952

Shareholders’ equity
Share capital, no par value; unlimited number of authorized shares; 261,946,155 and 207,885,473 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	6	409,804,774	294,980,859
Contributed surplus	6	38,481,429	37,621,329
Accumulated other comprehensive income (loss)		(3,027,413)	1,598,066
Deficit		(283,074,864)	(277,802,483)

Total shareholders’ equity		162,183,926	56,397,771

Total liabilities and shareholders’ equity		$164,060,440	$56,895,723

General Information and Nature of Operations (Note 1)

Commitments (Note 8)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three and Nine Months Ended September 30, 2026 and 2025

(Expressed in US Dollars - Unaudited)

		Three Months Ended		Nine Months Ended
	Note	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating expenses
Consulting fees	6	$360,246	$83,130	$1,204,204	$632,528
Insurance		40,102	35,697	117,715	147,844
Investor relations	6	14,777	8,830	84,509	52,728
Mineral property exploration	4	3,362,139	215,361	8,971,126	1,165,757
Office		22,558	5,999	41,233	15,917
Other		3,953	4,106	11,049	11,285
Professional fees		234,088	80,021	471,119	168,835
Regulatory		62,225	62,563	210,835	157,260
Rent		33,791	33,794	101,487	101,376
Travel		71,482	25,427	104,201	35,531
Wages and benefits	6	665,541	237,958	1,597,564	729,614
Total operating expenses		(4,870,902)	(792,886)	(12,915,042)	(3,218,675)

Other income (expenses)
Gain/(loss) on foreign exchange		(249,370)	40,071	4,568,688	(168,360)
Interest income		957,502	20,512	3,073,973	60,578
Total other income (expenses)		708,132	60,583	7,642,661	(107,782)

Net loss for the period		(4,162,770)	(732,303)	(5,272,381)	(3,326,457)

Other comprehensive income (loss)
Exchange difference on translating foreign operations		247,885	(43,081)	(4,625,479)	173,271
Total other comprehensive income (loss) for the period		247,885	(43,081)	(4,625,479)	173,271
Comprehensive loss for the period		$(3,914,885)	$(775,384)	$(9,897,860)	$(3,153,186)

Basic and diluted loss per share		$(0.02)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of shares outstanding – basic and diluted		261,747,192	207,885,473	256,244,602	206,138,278

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2026 and 2025

(Expressed in US Dollars - Unaudited)

	Three-Month Period Ended September 30, 2025
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income (Loss)	Deficit	Total
Balance, June 30, 2025	207,885,473	$294,980,859	$37,433,536	$1,629,470	$(275,758,304)	$58,285,561
Stock-based compensation-options	—	—	48,826	—	—	48,826
Exchange difference on translating foreign operations	—	—	—	(43,081)	—	(43,081)
Net loss	—	—	—	—	(732,303)	(732,303)
Balance, September 30, 2025	207,885,473	$294,980,859	$37,482,362	$1,586,389	$(276,490,607)	$57,559,003

	Nine-Month Period Ended September 30, 2025
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income	Deficit	Total
Balance, December 31, 2024	199,693,442	$291,169,769	$36,923,555	$1,413,118	$(273,164,150)	$56,342,292
Share issuance	8,192,031	3,932,994	—	—	—	3,932,994
Share issuance costs	—	(121,904)	—	—	—	(121,904)
Stock-based compensation-options	—	—	221,373	—	—	221,373
Stock-based compensation-DSUs	—	—	337,434	—	—	337,434
Exchange difference on translating foreign operations	—	—	—	173,271	—	173,271
Net loss	—	—	—	—	(3,326,457)	(3,326,457)
Balance, September 30, 2025	207,885,473	$294,980,859	$37,482,362	$1,586,389	$(276,490,607)	$57,559,003

	Three-Month Period Ended September 30, 2026
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income (Loss)	Deficit	Total
Balance, June 30, 2026	261,637,473	$409,336,983	$38,359,082	$(3,275,298)	$(278,912,094)	$165,508,673
Share issuance	83,682	200,000	—	—	—	200,000
Share issuance costs	—	(6,113)	—	—	—	(6,113)
Exercise of options	225,000	149,939	—	—	—	149,939
Reallocation of contributed surplus	—	123,965	(123,965)	—	—	—
Stock-based compensation-options	—	—	57,973	—	—	57,973
Stock-based compensation-RSUs	—	—	188,339	—	—	188,339
Exchange difference on translating foreign operations	—	—	—	247,885	—	247,885
Net loss	—	—	—	—	(4,162,770)	(4,162,770)
Balance, September 30, 2026	261,946,155	$409,804,774	$38,481,429	$(3,027,413)	$(283,074,864)	$162,183,926

	Nine-Month Period Ended September 30, 2026
				Accumulated
				Other
	Number of	Share	Contributed	Comprehensive
	Shares	Capital	Surplus	Income (Loss)	Deficit	Total
Balance, December 31, 2025	207,885,473	$294,980,859	$37,621,329	$1,598,066	$(277,802,483)	$56,397,771
Share issuance	53,275,682	118,286,240	—	—	—	118,286,240
Share issuance costs	—	(4,132,213)	—	—	—	(4,132,213)
Exercise of options	785,000	417,734	—	—	—	417,734
Reallocation of contributed surplus	—	252,154	(252,154)	—	—	—
Stock-based compensation-options	—	—	257,594	—	—	257,594
Stock-based compensation-DSUs	—	—	666,321	—	—	666,321
Stock-based compensation-RSUs	—	—	188,339	—	—	188,339
Exchange difference on translating foreign operations	—	—	—	(4,625,479)	—	(4,625,479)
Net loss	—	—	—	—	(5,272,381)	(5,272,381)
Balance, September 30, 2026	261,946,155	$409,804,774	$38,481,429	$(3,027,413)	$(283,074,864)	$162,183,926

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2026 and 2025

(Expressed in US Dollars - Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Operating Activities
Loss for the period	$(5,272,381)	$(3,326,457)
Add items not affecting cash:
Stock-based compensation-options	257,594	221,373
Stock-based compensation-DSUs	666,321	337,434
Stock-based compensation-RSUs	188,339	—
Changes in non-cash items:
Accounts receivable	(2,259,598)	(21,467)
Prepaid expenses and other	(103,712)	(29,018)
Accounts payable and accrued liabilities	1,386,125	121,428
Cash and cash equivalents provided by (used in) operating activities	(5,137,312)	(2,696,707)

Financing Activities
Issuance of shares	118,703,974	3,932,994
Share issuance costs	(4,132,213)	(121,904)
Cash and cash equivalents provided by financing activities	114,571,761	3,811,090

Investing Activities
Short-term investments	(50,000,000)	—
Cash and cash equivalents used by investing activities	(50,000,000)	—

Effect of foreign exchange on cash	(4,628,834)	170,939
Change in cash and cash equivalents	54,805,615	1,285,322
Cash and cash equivalents, beginning of the period	1,353,333	992,487

Cash and cash equivalents, end of the period	$56,158,948	$2,277,809

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

1.    GENERAL INFORMATION AND NATURE OF OPERATIONS

International Tower Hill Mines Ltd. (“ITH” or the “Company”) is incorporated under the laws of British Columbia, Canada. The Company’s head office address is 1570 – 200 Burrard Street, Vancouver, British Columbia, Canada.

International Tower Hill Mines Ltd. consists of ITH and its wholly-owned subsidiaries Tower Hill Mines, Inc. (“TH Alaska”) (an Alaska corporation), Tower Hill Mines (US) LLC (“TH US”) (a Colorado limited liability company), and Livengood Placers, Inc. (“LPI”) (a Nevada corporation). The Company is in the business of acquiring, exploring and evaluating mineral properties, and either joint venturing or developing these properties further or disposing of them when the evaluation is completed. At September 30, 2026, the Company has a 100% interest in its Livengood Gold Project in Alaska, U.S.A (the “Livengood Gold Project”).

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

As at September 30, 2026, the Company had cash and cash equivalents of $56,158,948 and short-term investments of $50,000,000 compared to $1,353,333 in cash and cash equivalents at December 31, 2025. As at November 9, 2026, management believes that the Company has sufficient financial resources to maintain its operations for the next twelve months.

2.    BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 as filed in our Annual Report on Form 10-K. In the opinion of the Company’s management, these financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2026 and the results of its operations for the three months then ended. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

On November 9, 2026, the Board of Directors of the Company (the “Board”) approved these unaudited condensed consolidated interim financial statements.

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

Three and Nine Months Ended September 30, 2026 and 2025

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

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the significance of the inputs used in making the measurement. The three levels of the fair value hierarchy are as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
●	Level 3 – Inputs that are not based on observable market data.

There were no financial instruments measured at fair value.

4.    MINERAL PROPERTY

The Company did not incur any acquisition costs in respect of the Livengood Gold Project during the nine months ended September 30, 2026:

Mineral property costs	Amount
Balance, December 31, 2025	$55,375,124
Acquisition costs	—
Balance, September 30, 2026	$55,375,124

The following table presents costs incurred for mineral property activities for the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Mineral property costs:
Aircraft	$12,312	$11,400
Assay	539,258	—
Drilling/site preparation	3,503,824	—
Environmental	348,823	177,667
Equipment rental	413,667	17,337
Field costs	2,304,074	179,304
Geological/geophysical	984,647	12,482
Land maintenance and tenure	721,086	706,161
Legal	102,037	65,698
Transportation and travel	41,398	(4,292)
Total expenditures for the period	$8,971,126	$1,165,757

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

Details of the leases are as follows:

a)	A lease of the Alaska Mental Health Trust mineral rights having a term commencing July 1, 2004 and extending 29 years until June 30, 2033, subject to further extensions beyond June 30, 2033 by either (1) commercial production or (2) payment of an annual advance minimum royalty and diligent pursuit of development. The lease requires minimum work expenditures and advance minimum royalties (all of which minimum royalties are recoverable from production royalties) which escalate annually with inflation. A net smelter return (“NSR”) production royalty of between 2.5% and 5.0% (depending upon the price of gold) is payable to the lessor with respect to the lands subject to this lease. In addition, an NSR production royalty of 1% is payable to the lessor with respect to the unpatented federal mining claims subject to the lease described in b) below and an NSR production royalty of between 0.5% and 1.0% (depending upon the price of gold) is payable to the lessor with respect to the lands acquired by the Company as a result of the purchase of LPI in December 2011. During the nine months ended September 30, 2026 and from the inception of this lease, the Company has paid $622,865 and $6,576,303, respectively.
b)	A lease of federal unpatented lode mining claims having an initial term of ten years commencing on April 21, 2003 and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $50,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). An NSR production royalty of between 2% and 3% (depending on the price of gold) is payable to the lessors. The Company may purchase 1% of the royalty for $1,000,000. During the nine months ended September 30, 2026 and from the inception of this lease, the Company has paid $50,000 and $1,130,000, respectively.
c)	A lease of patented lode claims having an initial term of ten years commencing January 18, 2007, and continuing for so long thereafter as minimum royalties are paid. In 2019, the Company acquired a 40% interest in the mining claims subject to the lease, providing the Company with a 40% interest in the lease. The lease requires a minimum royalty of $15,000 payable to the remaining third-party lessors on or before each anniversary date subsequent to January 18, 2017 (all of which minimum royalties are recoverable from production royalties). As of September 30, 2026 and since the inception of the lease, the Company has paid $330,000 in minimum royalties (excluding intercompany transfers) to all third-party lessors, which includes $239,000 in minimum royalties paid from the inception of the lease to those third-party lessors still remaining. A production royalty of 1.8% NSR is payable to the remaining third-party lessors. At any time during the term of the lease, the Company may exercise its option to purchase all interests of the remaining third-party lessors in the patented lode claims subject to the lease (including the production royalty) for $600,000 (less all minimum and production royalties paid to said lessors prior to the date the option is exercised), of which 10% of the purchase price is payable upon exercise, 40% is payable in equal installments over the subsequent four years following the exercise, and 50% is payable by way of the 1.8% NSR production royalty. Upon commencement of commercial production, the option must be exercised.
d)	A lease of unpatented federal lode mining and federal unpatented placer claims having an initial term of ten years commencing on March 28, 2007, and continuing for so long thereafter as advance minimum royalties are paid and mining related activities, including exploration, continue on the property or on adjacent properties controlled by the Company. The lease requires an advance minimum royalty of $15,000 on or before each anniversary date for the duration of the lease (all of which minimum royalties are recoverable from production royalties). The Company is required to pay the lessor the additional sum of $250,000 upon making a positive production decision, of which $125,000 is payable within 120 days of the decision and $125,000 is payable within a year of the decision (all of which are recoverable from production royalties). An NSR production royalty of 2% is payable to the lessor. The Company may purchase all of the interest of the lessor in the leased property (including the production royalty) for $1,000,000. The Company paid $15,000 of royalties during the nine months ended September 30, 2026, for a total of $263,000 from the inception of this lease.

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

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

5.    ACCRUED LIABILITIES

The following table presents the Company’s accrued liabilities balances at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Accrued liabilities	$495,004	$290,657
Accrued salaries and benefits	122,756	61,377
Total accrued liabilities	$617,760	$352,034

Accrued liabilities at September 30, 2026 include accruals for general corporate costs and project costs of $319,788 and $175,216, respectively. Accrued liabilities at December 31, 2025 include accruals for general corporate costs and project costs of $127,064 and $163,593, respectively.

6.    SHARE CAPITAL

Authorized

The Company’s authorized share capital consists of an unlimited number of common shares, no par value. At December 31, 2025 and September 30, 2026, there were 207,885,473 and 261,946,155 shares issued and outstanding, respectively.

Share issuances

During the nine months ended September 30, 2026, the Company issued 33,672,000 common shares pursuant to a $74,751,840 public offering at a price of $2.22 per common share, which included 4,392,000 common shares issued pursuant to the full exercise by the underwriters of their option to purchase additional common shares in connection with the offering. In connection with the public offering, the Company also issued 18,018,018 common shares pursuant to a $40,000,000 non-brokered private placement at a price of $2.22 per common share, and an additional 1,501,982 common shares pursuant to a subsequent $3,334,400 non-brokered private placement at a price of $2.22 per common share, both to an existing major shareholder of the Company. An additional 83,682 common shares were issued pursuant to a $200,000 non-brokered private placement at a price of $2.39 per common share to the Company’s new Chief Executive Officer in connection with his appointment.

During the nine months ended September 30, 2026, the Company issued 785,000 common shares pursuant to the exercise of stock options for total proceeds of $417,734 and transferred related contributed surplus of $252,154 to share capital.

Stock options

The Company adopted an incentive stock option plan in 2006, as amended September 19, 2012, and reapproved by the Company’s shareholders on May 28, 2015, May 30, 2018, May 25, 2021, and May 29, 2024 (the “Stock Option Plan”). The Stock Option Plan provides that the aggregate number of common shares of the Company that may be issued pursuant to options granted under the Stock Option Plan and any other share-based compensation arrangements may not exceed 10% of the number of issued shares of the Company at the time of the granting of options. Options granted under the Stock Option Plan will have a maximum term of ten years. The exercise price of options granted under the Stock Option Plan shall be fixed in compliance with the applicable provisions of the Toronto Stock Exchange (“TSX”) Company Manual in force at the time of grant and, in any event, shall not be less than the closing price of the Company’s common shares on the TSX on the trading day immediately preceding the day on which the option is granted, or such other price as may be agreed to by the Company and accepted by the TSX. Options granted under the Stock Option Plan vest immediately, unless otherwise determined by the Board at the date of grant.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

A summary of the options outstanding under the Stock Option Plan as of September 30, 2026 and December 31, 2025 is presented below:

	Nine Months Ended			Year Ended
	September 30, 2026			December 31, 2025
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
	Number of	Exercise Price	Intrinsic Value	Number of	Exercise Price	Intrinsic Value
	Options	(C$)	(C$)	Options	(C$)	(C$)

Balance, beginning of the period	3,455,000	$0.79		4,152,232	$0.78
Granted	240,000	3.33		240,000	1.25
Exercised	(785,000)	0.73		—	—
Forfeited/cancelled	—	—		(500,000)	0.64
Expired	—	—		(437,232)	1.14
Balance, end of the period	2,910,000	$1.01	$7,581,900	3,455,000	$0.79	$6,014,550

The weighted average remaining life of options outstanding at September 30, 2026 was 1.6 years.

Further details regarding stock options outstanding as at September 30, 2026 and December 31, 2025 are presented below:

	September 30, 2026			December 31, 2025
	Exercise	Number of		Exercise	Number of
Expiry Date	Price (C$)	Options	Exercisable	Price (C$)	Options	Exercisable
May 27, 2026	—	—	—	$0.92	255,000	255,000
May 25, 2027	$1.31	240,000	240,000	$1.31	240,000	240,000
May 24, 2028	$0.92	240,000	240,000	$0.92	240,000	240,000
May 23, 2029	$0.63	210,000	210,000	$0.63	240,000	240,000
May 29, 2030	$0.94	240,000	240,000	$0.94	240,000	160,000
December 2, 2026	$0.64	1,500,000	1,500,000	$0.64	2,000,000	2,000,000
June 4, 2031	$1.25	240,000	160,000	$1.25	240,000	80,000
May 27, 2032	$3.33	240,000	80,000	—	—	—
	—	2,910,000	2,670,000	—	3,455,000	3,215,000

A summary of the non-vested options as of September 30, 2026 and changes during the nine months ended September 30, 2026 is as follows:

		Weighted average
	Number of	grant-date fair value
Non-vested options:	options	(C$)
Outstanding at December 31, 2025	240,000	$0.79
Outstanding at September 30, 2026	240,000	$1.88

At September 30, 2026, there was unrecognized compensation expense of C$306,508 related to non-vested options outstanding. The cost is expected to be recognized over a weighted-average remaining period of approximately 1.17 years.

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

Deferred Share Unit Incentive Plan

On April 4, 2017, the Company adopted a Deferred Share Unit Plan (the “DSU Plan”). The DSU Plan was approved by the Company’s shareholders on May 24, 2017 and reapproved by the Company’s shareholders on May 27, 2020, May 25, 2021, and May 29, 2024. The maximum aggregate number of common shares that may be issued under the DSU Plan, Stock Option Plan and any other share-based compensation plan is 10% of the number of issued and outstanding common shares (on a non-diluted basis).

During the nine months ended September 30, 2026, the Company

i)	granted a total of 41,503 DSUs to three members of the Board pursuant to the DSU Plan with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$3.44 per DSU, representing C$142,770 in the aggregate.
ii)	granted (i) each of the members of the Board (other than the director nominated for election by Paulson & Co. Inc.) 36,135 DSUs and (ii) the Lead Independent Director an additional 6,230 DSUs, for an aggregate total of 223,040 DSUs with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$3.33 per DSU, representing C$120,330 per director, plus an additional C$20,743 for the Lead Independent Director, or C$742,723 in the aggregate.

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

DSUs outstanding as at September 30, 2026 and December 31, 2025 are as follows:

	Nine Months Ended		Year Ended
	September 30, 2026		December 31, 2025
		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Units	Value (C$)	Units	Value (C$)
Balance, beginning of the period	3,476,102	$0.88	3,144,102	$0.84
Issued	264,543	3.35	332,000	1.25
Balance, end of the period	3,740,645	$1.06	3,476,102	$0.88

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

Restricted Share Units

On July 27, 2026, the Company granted 312,500 restricted share units (“RSUs”) with a grant date fair value (defined as the weighted average of the prices at which the common shares traded on the exchange with the most volume for the five trading days immediately preceding the grant) of C$859,375 (US$608,867) and 600,365 RSUs on August 17, 2026 with a grant date fair value of C$2,293,394 (US$1.65 million). The RSUs vest one-third on the first anniversary, one-third on the second anniversary, and one-third on the third anniversary of the applicable grant date.

RSUs outstanding as at September 30, 2026 and December 31, 2025 are as follows:

	Nine Months Ended		Year Ended
	September 30, 2026		December 31, 2025
		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Units	Value (C$)	Units	Value (C$)
Balance, beginning of the period	—	$—	—	$—
Issued	912,865	3.50	—	—
Balance, end of the period	912,865	$3.50	—	$—

Share-based payments

During the nine months ended September 30, 2026, 240,000 stock options were granted under the Stock Option Plan, 264,543 DSUs were granted under the DSU Plan and 912,865 RSUs were granted in connection with the appointments of two new officers of the Company. Share-based payment compensation for the nine months ended September 30, 2026 totalled $1,112,254 ($257,594 related to stock options, $666,321 related to DSUs and $188,339 related to RSUs). Of the total expense for the period ended September 30, 2026, $870,760 was included in consulting fees ($16,100 related to stock options, $666,321 related to DSUs and $188,339 related to RSUs), $16,100 related to stock options was included in investor relations, and $225,394 related to stock options was included in wages and benefits in the statement of operations and comprehensive loss.

During the nine months ended September 30, 2025, 240,000 stock options were granted under the Stock Option Plan and 332,000 DSUs were granted for common shares of the Company under the DSU Plan. Share-based payment compensation for the nine months ended September 30, 2025 totalled $558,807 ($221,373 related to stock options and $337,434 related to DSUs). Of the total expense for the period ended September 30, 2025, $457,529 was included in consulting fees ($120,095 related to stock options and $337,434 related to DSUs), $6,752 related to stock options was included in investor relations, and $94,526 related to stock options was included in wages and benefits in the statement of operations and comprehensive loss.

	YTD	YTD
	September 30, 2026	September 30, 2025
Expected life of options	6 years	6 years
Risk-free interest rate	3.18%	2.90%
Annualized volatility	82.93%	78.48%
Dividend rate	0.00%	0.00%
Exercise price (C$)	$3.33	$1.25

INTERNATIONAL TOWER HILL MINES LTD.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2026 and 2025

(Expressed in US dollars – Unaudited)

7.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in a single reportable segment, being the exploration and development of mineral properties. The following tables present selected financial information by geographic location:

	Canada	United States	Total
September 30, 2026
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	108,244,994	432,857	108,677,851
Total assets	$108,252,459	$55,807,981	$164,060,440
December 31, 2025
Mineral property	$—	$55,375,124	$55,375,124
Property and equipment	7,465	—	7,465
Current assets	1,250,822	262,312	1,513,134
Total assets	$1,258,287	$55,637,436	$56,895,723

Three Months Ended	September 30, 2026	September 30, 2025
Net loss for the period – Canada	$(54,040)	$(178,464)
Net loss for the period – United States	(4,108,730)	(553,839)
Net loss for the period	$(4,162,770)	$(732,303)

Nine Months Ended	September 30, 2026	September 30, 2025
Net income (loss) for the period – Canada	$5,428,138	$(1,244,791)
Net loss for the period – United States	(10,700,519)	(2,081,666)
Net loss for the period	$(5,272,381)	$(3,326,457)

8.    COMMITMENTS

The following table discloses the Company’s contractual obligations as of September 30, 2026, including future anticipated mineral property payments. Under the terms of the Company’s mineral property purchase agreements, mineral leases and unpatented mineral claims, the Company is required to make certain scheduled acquisition payments, incur certain levels of expenditures, make lease or advance royalty payments, make payments to government authorities and incur assessment work expenditures (as summarized in the table below) in order to maintain and preserve the Company’s interests in the related mineral properties. If the Company is unable or unwilling to make any such payments or incur any such expenditure, it is likely that the Company would lose or forfeit its rights to acquire or hold the related mineral properties. The following table assumes that the Company retains the rights to all of its current mineral properties, but does not exercise any lease purchase or royalty buyout options:

	Payments Due by Year
	2026	2027	2028	2029	2030	2031 and beyond	Total
Mineral Property Leases(1)	$—	$710,651	$718,534	$726,516	$734,597	$742,779	$3,633,077
Mining Claim Government Fees	165,790	214,790	214,790	214,790	214,790	214,790	1,239,740
Total	$165,790	$925,441	$933,324	$941,306	$949,387	$957,569	$4,872,817
1.	Does not include required work expenditures, as it is assumed that the required expenditure level is significantly below the level of work that will actually be carried out by the Company. Does not include potential royalties that may be payable (other than annual minimum royalty payments). See Note 4.

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

On April 13, 2026, the Company announced that it had awarded Livengood Gold Project Feasibility Study Phase 1 contracts to a consortium comprised of BBA Consultants USA LP, (“BBA”), Hatch Ltd (“Hatch”), Newfields Mining Design and Technical Services LLC (“Newfields”), Resource Development Associates, Inc. (“RDS”), and JDS Energy and Mining Inc. (“JDS”).

The Company also announced that core drilling to support the feasibility study had commenced. Alloy Drilling Inc., an Alaska-based drilling contractor with operations throughout the western United States, mobilized two rigs to Livengood and began drilling large-diameter PQ core holes in April within the 9.0 million ounce gold reserve. The drilling program is designed to provide representative fresh ore samples for advanced metallurgical testing and process optimization work. As of October 31, 2026, all 20 planned holes have been completed, core collected and sent to the assay lab for analysis.

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

Results of Operations

Summary of Quarterly Results

Description	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025
Net income (loss)	$(4,162,770)	$(3,383,754)	$2,274,143	$(1,311,876)
Basic and diluted net income (loss) per common share	$(0.02)	$(0.01)	$0.01	$(0.01)

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Net loss	$(732,303)	$(1,925,086)	$(669,068)	$(954,847)
Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025

The Company had a net loss of $4,162,770 for the three months ended September 30, 2026, compared to a net loss of $732,303 for the three months ended September 30, 2025.

Mineral property expenditures were $3,362,139 for the three months ended September 30, 2026, compared to $215,361 for the three months ended September 30, 2025. The increase of $3,146,778 was primarily due to increased activity on the Livengood Gold Project of $2,062,542 for drilling and drilling-related activities.

Excluding share-based costs of $50,725 and $20,791 for the three months ended September 30, 2026 and September 30, 2025, respectively, wages and benefits were $614,816 for the three months ended September 30, 2026 compared to $217,167 for the three months September 30, 2025. The increase of $397,649 was primarily due to temporary labor required for the 2026 drilling program and field support and the addition of new employees.

Excluding share-based costs of $191,963 and $26,550 for the three months ended September 30, 2026 and September 30, 2025, respectively, consulting fees were $168,283 for the three months ended September 30, 2026 compared to $56,580 for the three months ended September 30, 2025. The increase of $111,703 was primarily due to an increase in investor relations services and an increase in other consulting fees.

Professional fees were $234,088 and $80,021 for the three months ended September 30, 2026 and September 30, 2025, respectively. The increase of $154,067 is due primarily to increased fees for legal of $103,966 and recruiting of $50,669, offset by decreased fees due to timing variances for accounting and auditing services.

Travel costs were $71,482 and $25,427 for the three months ended September 30, 2026 and September 30, 2025, respectively. The increase of $46,055 was primarily due to increased travel related to current project activities.

Excluding share-based costs of $3,624 and $1,485 for the three months ended September 30, 2026 and September 30, 2025, respectively, investor relations costs were $11,153 for the three months ended September 30, 2026 compared to $7,345 for the three months ended September 30, 2025. The increase of $3,808 was primarily due to increased costs related to additional news releases.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the three-month periods ended September 30, 2026 and 2025 were allocated as follows:

Expense category:	September 30, 2026	September 30, 2025
Consulting	$191,963	$26,550
Investor relations	3,624	1,485
Wages and benefits	50,725	20,791
Total	$246,312	$48,826

Share-based payment charges were $246,312 during the three months ended September 30, 2026 compared to $48,826 during the three months ended September 30, 2025. The increase of $197,486 was mainly the result of equity compensation issued or granted to certain directors and employees of the Company on May 27, 2026, and vesting of equity awards through the three months ended September 2026, as compared to the three months ended September 30, 2025.

Other items amounted to total other income of $708,132 during the three-month period ended September 30, 2026 compared to total other income of $60,583 during the three-month period ended September 30, 2025. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange loss of $249,370 during the three-month period ended September 30, 2026, compared to a gain of $40,071 during the three-month period ended September 30, 2025. The average exchange rate during the three-month period ended September 30, 2026 was C$1 to $0.7149, compared to C$1 to $0.7261 during the three-month period ended September 30, 2025. Interest income was $957,502 for the three-month period ended September 30, 2026, compared to $20,512 for the three-month period ended September 30, 2025. The increase of $936,990 was primarily due to the investment of the net proceeds of the Public Offering and the Concurrent Private Placement in short-term certificates of deposit.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

The Company had a net loss of $5,272,381 for the nine months ended September 30, 2026, compared to a net loss of $3,326,457 for the nine months ended September 30, 2025.

Mineral property expenditures were $8,971,126 for the nine months ended September 30, 2026, compared to $1,165,757 for the nine months ended September 30, 2025. The increase of $7,805,369 was due to increased activity on the Livengood Gold Project, primarily as a result of drilling and drilling related activities.

Excluding share-based costs of $225,394 and $94,526 for the nine months ended September 30, 2026 and September 30, 2025, respectively, wages and benefits were $1,372,170 for the nine months ended September 30, 2026 compared to $635,088 for the nine months ended September 30, 2025. The increase of $737,082 was primarily due to temporary labor required for the 2026 drilling program and field support and the addition of new employees.

Excluding share-based costs of $870,760 and $457,529 for the nine months ended September 30, 2026 and September 30, 2025, respectively, consulting fees were $333,444 for the nine months ended September 30, 2026 compared to $174,999 for the nine months ended September 30, 2025. The increase of $158,445 was primarily due to an increase in investor relations services and an increase in director fees partially offset by a negative timing variance for other contracting fees.

Professional fees were $471,119 and $168,835 for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increase of $302,284 is due primarily to increased fees for legal of $181,594 and recruiting of $100,621, and timing variances for accounting and auditing services of $26,734.

Regulatory costs were $210,835 and $157,260 for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increase of $53,575 was primarily due to increased TSX market fees of $28,549, increased SEDAR+ annual filing fees of $18,840 and increased transfer agent activity-related fees of $5,418.

Excluding share-based costs of $16,100 and $6,752 for the nine months ended September 30, 2026 and September 30, 2025, respectively, investor relations costs were $68,409 for the nine months ended September 30, 2026 compared to $45,976 for the nine months ended September 30, 2025. The increase of $22,433 was primarily due to increased conferences, additional news releases, and the mailing and filing costs related to the Annual General Shareholder meeting on May 27, 2026.

Travel costs were $104,201 and $35,531 for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increase of $68,670 was primarily due to increased travel related to current project activities.

Insurance costs were $117,715 and $147,844 for the nine months ended September 30, 2026 and September 30, 2025, respectively. The decrease of $30,129 is primarily due to an agent change.

Excluding share-based payments, all other operating expense categories reflected only moderate changes period over period.

Share-based payment charges

Share-based payment charges for the nine-month periods ended September 30, 2026 and 2025 were allocated as follows:

Expense category:	September 30, 2026	September 30, 2025
Consulting	$870,760	$457,529
Investor relations	16,100	6,752
Wages and benefits	225,394	94,526
Total	$1,112,254	$558,807

Share-based payment charges were $1,112,254 during the nine months ended September 30, 2026 compared to $558,807 during the nine months ended September 30, 2025. The increase of $553,447 was the result of equity compensation issued or granted to certain directors and employees of the Company on May 27, 2026 and vesting of equity awards through the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Other items amounted to total other income of $7,642,661 during the nine-month period ended September 30, 2026 compared to total other expense of $107,782 during the nine-month period ended September 30, 2025. As a result of the impact of exchange rates on certain of the Company’s U.S. dollar cash balances, the Company had a foreign exchange gain of $4,568,688 during the nine-month period ended September 30, 2026, compared to a loss of $168,360 during the nine-month period ended September 30, 2025. The average exchange rate during the nine-month period ended September 30, 2026 was C$1 to $0.722, compared to C$1 to $0.7152 during the nine-month period ended September 30, 2025. Interest income was $3,073,973 for the nine-month period ended September 30, 2026, compared to $60,578 for the nine-month period ended September 30, 2025. The increase of $3,013,395 was primarily due to the net proceeds of the Public Offering and the Concurrent Private Placement being invested in short-term certificates of deposit.

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

As at September 30, 2026, the Company had cash and cash equivalents of $56,158,948 compared to $1,353,333 at December 31, 2025. The increase of approximately $54.8 million resulted mainly from net financing activities of $114.6 million and stock option exercises of $0.4 million partially offset by short-term investments of $50.0 million, operating activities of $5.1 million, and a negative foreign exchange impact of $4.6 million.

Financing activities during the nine-month period ended September 30, 2026 included a public offering pursuant to which the Company issued 33,672,000 common shares of the Company for aggregate gross proceeds, before underwriting expenses and expenses of the offering, of approximately $74.75 million. In connection with the public offering, the Company completed a non-brokered private placement in two tranches pursuant to which it issued an aggregate of 19,520,000 common shares of the Company to an existing major shareholder of the Company, for total proceeds of approximately $43.3 million. Exercise of stock options provided proceeds of $417,734 were received on the issuance of 785,000 common shares and related reallocation of contributed surplus of $252,154. The Company also completed a private placement with the Chief Executive Officer of 83,682 common shares for gross proceeds of $0.2 million.

Financing activities during the nine-month period ended September 30, 2025 included the Private Placement pursuant to which the Company issued 8,192,031 common shares of the Company to existing major shareholders to raise gross proceeds of approximately $3.9 million

Investing activities during the nine-month period ended September 30, 2026 comprised solely the transfer of $50.0 million cash to one short-term bank certificate of deposit.

The Company had no cash flows from investing activities during the nine-month period ended September 30, 2025.

As at September 30, 2026, the Company had working capital of $106,801,337 compared to working capital of $1,015,182 at December 31, 2025. The Company expects that it will operate at a loss for the foreseeable future, but believes current working capital will be sufficient for it to complete its anticipated 2026 work plan and satisfy its currently anticipated general and administrative costs through the 2026 fiscal year.

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

Critical Accounting Estimates

For a discussion of the accounting judgments and estimates that the Company’s management has identified as critical in the preparation of the Company’s financial statements, please see “Critical Accounting Estimates” under Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2026, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports filed or submitted to the Securities and Exchange Commission under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows for timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Pursuant to Section 1503(a) of the Dodd-Frank Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose specified information about mine health and safety in their periodic reports. These reporting requirements are based on the safety and health requirements applicable to mines under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) which is administered by the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”). During the nine-month period ended September 30, 2026, the Company and its subsidiaries were not subject to regulation by MSHA under the Mine Act and thus no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Employment agreement, dated as of July 27, 2026, between International Tower Hill Mines Ltd. and David Wiens (filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 31, 2026 and incorporated herein by reference)

10.2

Employment agreement, dated as of July 27, 2026, between Tower Hill Mines (US) LLC and Shane Parrow (filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 31, 2026 and incorporated herein by reference)

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

101*

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Interim Balance Sheets at September 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the Three and Nine months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Interim Statements of Cash Flows for the Nine months ended September 30, 2026 and 2025, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*   Filed herewith.

+   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Tower Hill Mines Ltd.

By:	/s/ David Wiens
David Wiens
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026

By:	/s/ David Cross
David Cross
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 10, 2026